Form 10-Q
period 1996-06-30
APPLIX INC /MA/
filed 1996-08-14
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25040


                                  APPLIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          MASSACHUSETTS                                  04-2781676
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


                112 TURNPIKE ROAD, WESTBORO, MASSACHUSETTS 01581
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (508)870-0300
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

      REGISTRANT HAD 9,639,016 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 9, 1996.

                                  APPLIX, INC.


                                      INDEX


                                                                    Page No.
                                                                    --------


Part I - Financial Information


Item 1.  Consolidated Financial Statements:


     Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                          3


     Consolidated Statements of Operations
          for the three months ended June 30, 1996 and 1995            4


     Consolidated Statements of Operations
          for the six months ended June 30, 1996 and 1995              5


     Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996 and 1995              6


     Notes to Consolidated Financial Statements                        7


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              8-11

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders          12

Signature                                                             13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.

                                       CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS EXCEPT SHARE DATA)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1996             1995
                                                                          (UNAUDITED)
                                                                          -----------       -----------
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents                                              $29,003          $25,380
     Accounts receivable, less allowance for doubtful accounts
          of $469 and $484 at June 30, 1996 and
          December 31, 1995, respectively                                     7,725            6,007
     Other current assets                                                     1,639              834
     Deferred tax asset                                                       4,168            4,168
                                                                            -------          -------
          Total current assets                                               42,535           36,389


Property and equipment, at cost                                               7,882            6,451
Less accumulated amortization and depreciation                               (4,478)          (4,082)
                                                                            -------          -------
     Net property and equipment                                               3,404            2,369
Capitalized software costs, net of accumulated
       amortization of $286 and $1,820 at June 30, 1996
     and December 31, 1995, respectively                                        319              201
Other assets                                                                    497              539
                                                                            -------          -------

          Total assets                                                      $46,755          $39,498
                                                                            =======          =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
     Accounts payable                                                       $ 1,775          $ 1,862
     Accrued liabilities                                                      8,018            7,490
     Deferred revenue                                                        11,164            8,795
                                                                            -------          -------
          Total current liabilities                                          20,957           18,147


Stockholders' equity:
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 9,866,633 and 9,609,728 shares issued at
          June 30, 1996 and December 31, 1995, respectively                      25               24
     Capital in excess of par value                                          32,080           31,274
     Accumulated deficit                                                     (5,134)          (8,884)
     Treasury stock, 278,698 shares, at cost                                   (933)            (933)
     Foreign currency translation adjustment                                   (240)            (130)
                                                                            -------          -------
          Total stockholders' equity                                         25,798           21,351
                                                                            -------          -------

          Total liabilities and stockholders' equity                        $46,755          $39,498
                                                                            =======          =======




        The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.


                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                THREE MONTHS ENDED
                                                             --------------------------
                                                             JUNE 30,          JUNE 30,
                                                               1996              1995
                                                             --------         ---------
License revenue                                              $ 8,548          $ 5,165
Service revenue                                                3,567            2,024
                                                             -------          -------

    Total revenues                                            12,115            7,189


Cost of license revenue                                          542              545
Cost of service revenue                                        1,156              760
                                                             -------          -------

    Gross margin                                              10,417            5,884


Operating expenses:
    Selling and marketing                                      5,201            3,301
    Research and development                                   1,558              954
    General and administrative                                   791              502
                                                             -------          -------

    Total operating expenses                                   7,550            4,757
                                                             -------          -------

Operating income                                               2,867            1,127
Interest income, net                                             300              335
                                                             -------          -------

Net income before income taxes                                 3,167            1,462


Income taxes                                                   1,110              225
                                                             -------          -------

Net income                                                   $ 2,057          $ 1,237
                                                             =======          =======

Net income per common and common equivalent share
(see Note C)                                                 $  0.19          $  0.12
                                                             =======          =======

Weighted average common and common equivalent shares
outstanding                                                   10,767           10,052
                                                             =======          =======




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  APPLIX, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                         (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               SIX MONTHS ENDED
                                                            ------------------------
                                                            JUNE 30,        JUNE 30,
                                                             1996             1995
                                                            --------        --------
License revenue                                             $16,357         $ 9,809
Service revenue                                               6,546           3,530
                                                            -------         -------

    Total revenues                                           22,903          13,339


Cost of license revenue                                       1,063           1,041
Cost of service revenue                                       2,233           1,441
                                                            -------         -------

    Gross margin                                             19,607          10,857


Operating expenses:
    Selling and marketing                                     9,789           6,130
    Research and development                                  3,006           1,752
    General and administrative                                1,671             979
                                                            -------         -------

    Total operating expenses                                 14,466           8,861
                                                            -------         -------

Operating income                                              5,141           1,996
Interest income, net                                            627             594
                                                            -------         -------

Net income before income taxes                                5,768           2,590

Income taxes                                                  2,018             395
                                                            -------         -------

Net income                                                  $ 3,750         $ 2,195
                                                            =======         =======

Net income per common and common equivalent share
(see Note c)                                                $  0.35         $  0.22
                                                            =======         =======


Weighted average common and common equivalent shares
outstanding                                                  10,746          10,044
                                                            =======         =======



         the accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                  ------------------------
                                                                  JUNE 30,        JUNE 30,
                                                                    1996            1995
                                                                  --------        --------
Operating activities:
Net income                                                        $ 3,750         $  2,195
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation                                                    396              401
      Amortization of capitalized software costs                      276              459
      Provision for doubtful accounts                                 (15)              25
      Changes in operating assets and liabilities:
      Accounts receivable                                          (1,703)          (1,733)
      Other assets                                                   (762)            (229)
      Accounts payable                                                (87)            (172)
      Accrued liabilities                                             561            1,369
      Deferred revenue                                              2,369            1,502
                                                                  -------          -------

      Cash provided by operating activities                         4,785            3,817


Investing activities:
      Purchase of property and equipment                           (1,431)            (727)
      Capitalized software costs                                     (394)            (309)
      Investment in securities                                          -          (15,281)
                                                                  -------          -------

      Cash used in investing activities                            (1,825)         (16,317)


Financing activities:
      Principal payments under capital lease obligations              (33)            (109)
      Proceeds from exercise of incentive stock options               806              133
                                                                  -------          -------

      Cash provided by (used in) financing activities                 773               24

      Effect of exchange rate changes on cash                        (110)              37
                                                                  -------          -------

      Net decrease in cash and cash equivalents                     3,623          (12,439)


Cash and cash equivalents at beginning of period                   25,380           20,092
                                                                  -------          -------

Cash and cash equivalents at end of period                        $29,003         $  7,653
                                                                  =======         ========

Supplemental disclosure of cash flow information:


Cash paid during the period for interest                          $     7         $      -
                                                                  =======         ========

Cash paid during the period for taxes                             $ 1,155         $    218
                                                                  =======         ========




         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:
     Applix provides 32-bit software applications and tools for the Real Time Decision support marketplace in the form of Applixware and Applix Enterprise.
     Applixware provides the ability to access, analyze and communicate dynamically changing information such as stock market data or information from databases. Applix Enterprise offers customers the ability to research, track and escalate activities for customer interaction applications.

B.  BASIS OF PRESENTATION:
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     The results of the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

C.  COMPUTATION OF NET INCOME PER COMMON SHARE
     Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of outstanding common stock options at the average market price during the period (the treasury stock method). Fully diluted net income per common share is substantially the same as primary earnings per share.
     In this report, all per share amounts and numbers of shares have been restated to reflect the two-for-one stock split effected in the form of a stock dividend on December 26, 1995.

D.  RECLASSIFICATIONS
     Certain reclassifications have been made to prior quarter amounts to conform to current quarter's presentation.

                                  APPLIX, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     License revenue increased 65% to $8,548,000 for the quarter ended June 30, 1996 from $5,165,000 for the quarter ended June 30, 1995. Domestic license revenue increased 42% to $4,656,000 from $3,276,000 for the same period in 1995. International license revenue increased 106% to $3,892,000 from $1,888,000 for the same period in 1995. A portion of the increase was attributable to the license revenue from Target Systems Corporation (TSC) acquired in October 1995. Revenue from the financial services sector increased 74% to $5,066,000 from $2,904,000 for the quarter ended June 30, 1995. Revenues from the government sector increased 74% to $3,708,000 from $2,129,000 for the quarter ended
June 30, 1995. Revenue from the government sector have fluctuated significantly in the past, and the Company expects fluctuation to continue.
     Service revenue increased 76% to $3,567,000 (or 29% of total revenues) from $2,024,000 (or 28% of total revenues) for the same period in 1995. This increase was due to increased maintenance revenue from the Company's growing customer base, the maintenance revenue attributable to TSC, as well as an increased emphasis by the Company on selling training and consulting services. The Company expects that the service component of revenue will remain at approximately this percentage for the next several quarters.
     Gross margin increased to 86% for the quarter ended June 30, 1996 from 82% for the quarter ended June 30, 1995. License gross margin increased to 94% from 89% for the same period in 1995 due to the reduction of capitalized software amortization. Service gross margin increased to 68% for the quarter ended June 30, 1996 from 63% for the quarter ended June 30, 1995, due to the relative fixed costs of operating the service organization combined with the significant increase in service revenue. The overall gross margin increase was limited by the increase in service revenue as a proportion of total revenues, as service revenue has a significantly lower gross margin than license revenue and therefore has the effect of reducing overall gross margin.
     Selling and marketing expenses, which include domestic sales and marketing expenses and the Company's international operations, increased 58% to $5,201,000 for the quarter ended June 30, 1996 from $3,301,000 for the quarter ended June 30, 1995. The expense increase was due primarily to increased staffing to support the Company's sales growth and the acquisition of TSC in October 1995. These expenses decreased as a percentage of total revenues to 43% from 46% for the same period in 1995.
     Research and development expenses, which consist primarily of employee salaries and benefits and related expenses, increased 63% to $1,558,000 for the quarter ended June 30, 1996 from $954,000 for the quarter ended June 30, 1995, but remained consistent as a percentage of total revenues at 13% for both quarters. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of TSC in October 1995. Total research and development expenditures, including capitalized software costs, were $1,733,000, including $175,000 in capitalized software development costs, or 14% of total revenues for the quarter ended June 30, 1996 and $1,096,000, including $142,000 in capitalized software development costs, or 15% of total revenues for the quarter ended June 30, 1995.
     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 58% to $791,000 from $502,000 for the same period in 1995, and remained consistent as a percentage of total revenues at 7% for both quarters. The increase in expenses was primarily due to the acquisition of TSC in October 1995.
     Interest income decreased to $301,000 from $335,000 due to lower interest rates available on the higher cash balances available for investments as a result of the Company generating funds from operations. Interest expense increased slightly between the periods as a result of capital asset financing assumed in the acquisition of TSC.
     The Company recorded a provision for income taxes for the quarter ended June 30, 1996 of $1,110,000 consistent with the Company's estimated annual effective tax rate of 35% compared to a provision of $225,000 at 15% of net income for the same period in 1995. In 1996, the Company increased the effective tax rate after having determined in 1995 that sufficient income would be realized to utilize its net operating loss carry forwards and tax credit carryforwards. The deferred tax asset was recognized on the balance sheet as of December 31, 1995.
     The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets.
     Most of the Company's international sales are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenues received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of the exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. During the second quarter 1996, the Company began entering into foreign exchange forward contracts to hedge against the risk of changes in foreign currency exchange rates to the Company's intercompany balances. The principal currencies hedged are the German mark, British pound and French franc.
     The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. In addition, the Company's dependence on international sales may adversely affect revenues in the third quarter, when European business is traditionally weaker. Substantially all of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     License revenue increased 67% to $16,357,000 for the six months ended June 30, 1996 from $9,809,000 for the six months ended June 30, 1995. Domestic license revenue increased 63% to $9,219,000 from $5,663,000 for the same period in 1995. International license revenue increased 72% to $7,138,000 from $4,146,000 for the same period in 1995. A portion of the increase was attributable to the license revenue from TSC acquired in October 1995. The financial services sector revenue increased 81% to $9,910,000 from $5,478,000 for the six months ended

June 30, 1995. Revenue from the government sector increased 97% to $5,425,000 from $2,760,000 for the six months ended June 30, 1995.
     Service revenue increased 85% to $6,546,000 (or 29% of total revenues) from $3,530,000 (or 26% of total revenues) for the same period in 1995. This increase was due to increased maintenance revenue from the Company's growing customer base, the maintenance revenue attributable to TSC, as well as an increased emphasis by the Company on selling training and consulting services.
     Gross margin increased to 86% for the six months ended June 30, 1996 from 81% for the six months ended June 30, 1995. License gross margin increased to 94% from 89% for the same period in 1995 due to the reduction of documentation, royalty costs and capitalized software amortization. Service gross margin increased to 66% for the six months ended June 30, 1996 from 59% for the six months ended June 30, 1995, due to the relative fixed costs of operating the service organization combined with the significant increase in service revenue. The overall gross margin increase was limited by the increase in service revenue as a proportion of total revenues, as service revenue has a significantly lower gross margin than license revenue and therefore has the effect of reducing overall gross margin.
     Selling and marketing expenses increased 60% to $9,789,000 for the six months ended June 30, 1996 from $6,130,000 for the six months ended June 30, 1995. The expense increase was due primarily to increased staffing in both domestic sales and international sales to support the Company's growth and the acquisition of TSC. These expenses decreased as a percentage of total revenues to 43% from 46% for the same period in 1995.
     Research and development expenses increased 72% to $3,006,000 for the six months ended June 30, 1996 from $1,752,000 for the six months ended June 30, 1995, and remained consistent as a percentage of total revenues at 13% for both six month periods. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of TSC. Total research and development expenditures, including capitalized software costs, were $3,400,000, including $394,000 in capitalized software costs, or 15% of total revenue for the six months ended June 30, 1996 and $2,061,000, including $309,000 in capitalized software development costs, or 15% of total revenues for the six months ended June 30, 1995.
     General and administrative expenses increased 71% to $1,671,000 from $979,000 for the same period in 1995, and remained consistent as a percentage of total revenues at 7% for both six month periods. The increase in expenses was primarily due to the acquisition of TSC in October 1995.
     Interest income increased to $632,000 from $594,000 due to the higher cash balances available for investments a result of the Company generating funds from operations. Interest expense increased slightly between the periods as a result of capital asset financing assumed in the acquisition of TSC.
     The Company recorded a provision for income taxes for the six months ended June 30, 1996 of $2,018,000 consistent with the Company's estimated annual effective tax rate of 35% compared to a provision of $395,000 at 15% of net income for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated funds from operations of $4,785,000 for the six months ended June 30, 1996. Approximately $1,400,000 was utilized for the purchase of property and equipment during the period. As of June 30, 1996, the Company had cash and cash equivalents of $29,003,000 and working capital of $21,578,000.
     The Company has no commitments or specific plan for any significant capital expenditures during 1996.

     The Company believes that the funds currently available and funds expected to be generated from operations, will be sufficient to fund the Company's operations at least through the next twelve months.
     To date, inflation has not had a material adverse effect on the Company's operating results.
     The information contained in the Management's Discussion and Analysis is provided pursuant to applicable regulations of the Security and Exchange Commission and is not intended to serve as a basis for projections of future operating results.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                                                               Broker
                                                                               ------
            Proposal                     For         Against      Abstain     Non-Votes
            --------                     ---         -------      -------     ---------
1.   Election of Directors:
     Richard J. Davis                  7,522,632         N.A.        N.A.         N.A.
     Alain J. Hanover                  7,522,532         N.A.        N.A.         N.A.

2.   Amendment to Articles of
     Organization                      6,876,197      561,486      73,943        23,525

3.   Approval of 1996 Director
     Stock Option Plan                 6,123,955    1,244,731      84,822        81,643

4.   Ratification of Coopers &
     Lybrand LLP as independent
     auditors                          7,452,276        6,643      76,232             0

        A description of each proposal voted upon is set forth in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    SIGNATURE


      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                APPLIX, INC.


                                By: /s/ Patrick J. Scannell, Jr.
                                    -----------------------------------------
                                    Patrick J. Scannell, Jr.
                                    Vice President, Finance & Administration,
                                    Chief Financial Officer and Treasurer


Date:   August 9, 1996