Form 10-Q
period 1996-09-30
APPLIX INC /MA/
filed 1996-11-14
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

     REGISTRANT HAD 9,840,482 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT NOVEMBER 11, 1996.

                                  APPLIX, INC.


                                      INDEX


                                                                       Page No.
                                                                       --------

Part I - Financial Information

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of
       September 30, 1996 (unaudited) and December 31, 1995               3


     Consolidated Statements of Operations (unaudited)
       for the three months ended September 30, 1996 and 1995             4


     Consolidated Statements of Operations (unaudited)
       for the nine months ended September 30, 1996 and 1995              5


     Consolidated Statements of Cash Flows (unaudited)
       for the nine months ended September 30, 1996 and 1995              6


     Notes to Consolidated Financial Statements                          7-8


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 9-12


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 13

Signature                                                                 14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  1996          1995
                                                               (UNAUDITED)
                                                              -------------  ------------

                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                                     $26,050      $25,380
   Accounts receivable, less allowance for doubtful accounts
     of $476 and $484 at September 30, 1996 and
     December 31, 1995, respectively                               7,648        6,007
   Other current assets                                            2,108          834
   Deferred tax asset                                              4,168        4,168
                                                                 -------      -------
     Total current assets                                         39,974       36,389

Property and equipment, at cost                                    8,694        6,451
Less accumulated amortization and depreciation                    (4,853)      (4,082)
                                                                 -------      -------
   Net property and equipment                                      3,841        2,369
Capitalized software costs, net of accumulated
    amortization of $472 and $1,820 at September 30, 1996
   and December 31, 1995, respectively                               319          201
Other assets                                                         972          539
                                                                 -------      -------

     Total assets                                                $45,106      $39,498
                                                                 =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
   Accounts payable                                              $ 1,482      $ 1,862
   Accrued liabilities                                             8,171        7,490
   Deferred revenue                                                6,852        8,795
                                                                 -------      -------
     Total current liabilities                                    16,505       18,147

Stockholders' equity:
   Common stock, $.0025 par value; 30,000,000 shares
     authorized; 9,937,651 and 9,609,728 shares issued at
     September 30, 1996 and December 31, 1995,
     respectively                                                     25           24
   Capital in excess of par value                                 32,671       31,274
   Accumulated deficit                                            (2,891)      (8,884)
   Treasury stock, 278,698 shares, at cost                          (933)        (933)
   Foreign currency translation adjustment                          (271)        (130)
                                                                 -------      -------
     Total stockholders' equity                                   28,601       21,351
                                                                 -------      -------

     Total liabilities and stockholders' equity                  $45,106      $39,498
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1996           1995
                                                    -------------  -------------

License revenue                                         $ 9,740       $6,220
Service revenue                                           3,615        2,407
                                                        -------       ------

      Total revenues                                     13,355        8,627

Cost of license revenue                                     650          675
Cost of service revenue                                   1,390          875
                                                        -------       ------

      Gross margin                                       11,315        7,077

Operating expenses:
      Selling and marketing                               5,702        3,733
      Research and development                            1,703        1,118
      General and administrative                            816          665
                                                        -------       ------

      Total operating expenses                            8,221        5,516
                                                        -------       ------

Operating income                                          3,094        1,561
Interest income, net                                        358          369
                                                        -------       ------

Net income before income taxes                            3,452        1,930

Income taxes                                              1,208          298
                                                        -------       ------

Net income                                              $ 2,244       $1,632
                                                        =======       ======

Net income per common and common equivalent share
(see Note C)                                            $  0.21       $ 0.16
                                                        =======       ======

Weighted average common and common equivalent shares
outstanding                                              10,635       10,090
                                                        =======       ======


         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996           1995
                                                   -------------   -------------

License revenue                                        $26,097       $16,030
Service revenue                                         10,161         5,937
                                                       -------       -------

     Total revenues                                     36,258        21,967

Cost of license revenue                                  1,714         1,716
Cost of service revenue                                  3,623         2,317
                                                       -------       -------

     Gross margin                                       30,921        17,934

Operating expenses:
     Selling and marketing                              15,491         9,863
     Research and development                            4,709         2,870
     General and administrative                          2,487         1,644
                                                       -------       -------

     Total operating expenses                           22,687        14,377
                                                       -------       -------

Operating income                                         8,234         3,557
Interest income, net                                       985           964
                                                       -------       -------

Net income before income taxes                           9,219         4,521

Income taxes                                             3,226           693
                                                       -------       -------

Net income                                             $ 5,993       $ 3,828
                                                       =======       =======

Net income per common and common equivalent share
(see Note C)                                           $  0.56       $  0.38
                                                       =======       =======

Weighted average common and common equivalent shares
outstanding                                             10,707        10,016
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1996             1995
                                                                -------------    -------------

Operating activities:
Net income                                                         $ 5,993        $  3,828
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation                                                      771             781
     Amortization of capitalized software costs                        461             923
     Amortization of goodwill                                          119            --
     Provision for doubtful accounts                                    (8)             23
     Changes in operating assets and liabilities:
        Accounts receivable                                         (1,633)         (2,381)
        Other assets                                                (1,202)           (388)
        Accounts payable                                              (380)           (137)
        Accrued liabilities                                            494           2,207
        Deferred revenue                                            (1,943)          2,068
                                                                   -------        --------

     Cash provided by operating activities                           2,672           6,924

Investing activities:
     Purchase of property and equipment                             (2,243)         (1,098)
     Capitalized software costs                                       (580)           (424)
     Investment in securities                                           --         (15,522)
     Investment in foreign subsidiary                                 (389)             --
                                                                   -------        --------

     Cash used in investing activities                              (3,212)        (17,044)

Financing activities:
     Principal payments under capital lease obligations                (47)           (140)
     Proceeds from exercise of incentive stock options               1,398             251
                                                                   -------        --------

     Cash provided by financing activities                           1,351             111

     Effect of exchange rate changes on cash                          (141)             (8)
                                                                   -------        --------

     Net increase (decrease) in cash and cash equivalents              670         (10,017)

Cash and cash equivalents at beginning of period                    25,380          20,092
                                                                   -------        --------

Cash and cash equivalents at end of period                         $26,050        $ 10,075
                                                                   =======        ========

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                           $     8        $     --
                                                                   =======        ========
Cash paid during the period for taxes                              $ 1,886        $    363
                                                                   =======        ========



         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

     Applix markets and supports Applixware, Applix Enterprise and Applix Anyware. Applixware is an integrated family of software applications and tools for the real-time enterprise, which provides the ability to access, analyze and communicate dynamically changing (real-time) information such as stock market data or information from databases. Applix Enterprise offers customers the ability to research, track and escalate activities for customer interaction applications, including help desk and customer service. Applix Anyware is a family of products for Internet and Intranet applications which provide users with the ability to connect, from any location worldwide, to server based information resources via Java enabled web browsers such as Netscape.

B.  BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                  APPLIX, INC.

E.  SUBSEQUENT EVENT

     On October 31, 1996, the Company acquired all of the issued capital stock of Sinper Corporation d/b/a TM1 Software, a Florida Corporation (TM1). The Acquisition took place pursuant to an Agreement and Plan of Merger, dated as of October 17, 1996, among the Company, Applix Acquisition Corporation, a wholly-owned subsidiary of the Company, and TM1. The acquisition will be recorded as a purchase transaction. Under the terms of the Merger Agreement, the stockholders of TM1 received an aggregate of approximately $9,900,000, 50% of which was paid in cash and 50% of which was paid in Applix common stock, in exchange for the capital stock of TM1. The cash portion of the purchase price was paid out of the Company's cash reserves. The consideration for the capital stock was determined by arm's length negotiation between the parties as to the fair market value of TM1 as a going concern. Under the terms of the Merger Agreement, approximately 10% of the consideration was deposited in escrow to secure certain indemnification obligations of the TM1 stockholders.

     TM1 is located in Warren, New Jersey, and is in the business of developing real time on-line analytical processing (OLAP) software for decision support.

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     License revenue increased 57% to $9,740,000 for the quarter ended September 30, 1996 from $6,220,000 for the quarter ended September 30, 1995. Domestic license revenue increased 48% to $5,245,000 from $3,540,000 for the same period in 1995. International license revenue increased 68% to $4,495,000 from $2,680,000 for the same period in 1995. The majority of the increase was attributable to the two following factors, an increase in license revenue from our international subsidiaries and the license revenue from products developed using the technology from Target Systems Corporation (TSC) which was acquired by the Company in October 1995. Revenue from the financial services sector increased 102% to $5,924,000 from $2,937,000 for the quarter ended September 30, 1995. Revenue from the government sector decreased 6% to $2,069,000 from $2,196,000 for the quarter ended September 30, 1995. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company recently introduced Applix Anyware, a Java enabled family of products for internet and intranet applications. The Company's future operating results will be partially dependent upon the success of Applix Anyware and its impact, if any, on a certain segment of Applixware sales.

     Deferred revenue as of September 30, 1996 decreased 22% compared to December 31, 1995, and 39% compared to June 30, 1996. Deferred revenue may fluctuate from time to time due to several factors such as the timing of customer billings and collections, license and service revenue mix, indirect channel activity and new product shipments.

     Service revenue increased 50% to $3,615,000 (or 27% of total revenues) from $2,407,000 (or 28% of total revenues) for the same period in 1995. This increase was due to increased maintenance revenue from the Company's growing customer base, the maintenance revenue attributable to TSC, as well as an increased emphasis by the Company on selling training and consulting services. The Company expects that the service component of total revenue will remain at approximately this percentage for the next several quarters.

     Gross margin increased to 85% for the quarter ended September 30, 1996 from 82% for the quarter ended September 30, 1995. License gross margin increased to 93% from 89% for the same period in 1995 due to the reduction of capitalized software amortization partially offset by an increase in royalties and documentation costs. Service gross margin decreased to 62% for the quarter ended September 30, 1996 from 64% for the quarter ended September 30, 1995, due to the increase in the number of support employees.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 53% to $5,702,000 for the quarter ended September 30, 1996 from $3,733,000 for the quarter ended September 30, 1995. The expense increase was due primarily to increased staffing and marketing programs to support the Company's sales growth and the acquisition of TSC in October 1995. These expenses remained consistent as a percentage of total revenues at 43% for both quarters.

     Research and development expenses, which consist primarily of employee salaries and benefits and related expenses, increased 52% to $1,703,000 for the quarter ended September 30, 1996 from $1,118,000 for the quarter ended September 30, 1995, but remained consistent as a percentage of total revenues at 13% for both quarters. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of TSC in October 1995. Total research and development expenditures, including capitalized software costs, were $1,888,000, including $185,000 in capitalized software development costs, or 14% of total revenues for the quarter ended September 30, 1996 and $1,219,000, including $101,000 in capitalized software development costs, or 14% of total revenues for the quarter ended September 30, 1995.

     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 23% to $816,000 from $665,000 for the same period in 1995, but decreased as a percentage of total revenues between these periods to 6% from 8%. The increase in expenses was primarily due to the acquisition of TSC in October 1995.

     Interest income decreased to $358,000 from $369,000 due to lower interest rates on the higher cash balances available for investments as a result of the funds generated from operations.

     The Company recorded a provision for income taxes for the quarter ended September 30, 1996 of $1,208,000 consistent with the Company's estimated annual effective tax rate of 35% compared to a provision of $298,000 or 15% of net income for the same period in 1995. In 1996, the Company increased the effective tax rate after having determined in 1995 that sufficient income would be realized to utilize its net operating loss carryforwards and tax credit carryforwards. The deferred tax asset was recognized on the balance sheet as of December 31, 1995.

     The Company's Applixware product family, and Applix Real Time in particular, are marketed as a real-time decision support solution. Accordingly, the Company's future success is substantially dependent upon the growth of the demand for real-time decision support solutions in a number of industry sectors and the Company's ability to identify this demand, develop solutions for the industry-specific needs and successfully market its products to customers requiring such solutions. In addition, the Company's success within any particular market for real-time decision support applications is dependent in large part upon its ability to establish strategic marketing relationships with leading vendors within that market.

     The Company is currently dependent to a significant degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real-time decision support solutions. During the quarter ended September 30, 1996, revenue from the financial services sector comprised 44% of the Company's total revenue, and the Company believes that the substantial majority of its financial services sector revenue was derived from companies engaged in the trading of securities. The financial performance of the securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.

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

     Most of the Company's international sales are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenues received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of the exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. During the second quarter 1996, the Company began entering into foreign exchange forward contracts to hedge against the risk of changes in foreign currency exchange rates to the Company's intercompany balances. The principal currencies hedged are the German mark, British pound, French franc and the Netherland guilder.

     The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company, its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. In addition, the Company's dependence on international sales may adversely affect revenues in the fourth quarter, when European business is traditionally weaker. Substantially all of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     License revenue increased 63% to $26,097,000 for the nine months ended September 30, 1996 from $16,030,000 for the nine months ended September 30, 1995. Domestic license revenue increased 57% to $14,465,000 from $9,203,000 for the same period in 1995. International license revenue increased 70% to $11,632,000 from $6,827,000 for the same period in 1995. The majority of the increase was attributable to the two following factors, an increase in license revenue from our international subsidiaries and the license revenue from products developed using the technology from Target Systems Corporation (TSC) which was acquired by the Company in October 1995. Financial services sector revenue increased 88% to $15,834,000 from $8,414,000 for the nine months ended September 30, 1995. Revenue from the government sector increased 51% to $7,494,000 from $4,956,000 for the nine months ended September 30, 1995.

     Service revenue increased 71% to $10,161,000 (or 28% of total revenues) from $5,937,000 (or 27% of total revenues) for the same period in 1995. This increase was due to increased maintenance revenue from the Company's growing customer base, the maintenance revenue attributable to TSC, as well as an increased emphasis by the Company on selling training and consulting services.

     Gross margin increased to 85% for the nine months ended September 30, 1996 from 82% for the nine months ended September 30, 1995. License gross margin increased to 93% from 89% for the same period in 1995 due to the reduction of capitalized software amortization partially offset by an increase in royalties and documentation costs. Service gross margin increased to 64% for the nine months ended September 30, 1996 from 61% for the nine months ended September 30, 1995, due to the relative fixed costs of operating the service organization combined with the increase in service revenue. The overall gross margin increase was limited by the increase in service revenue as a proportion of total revenues. Service revenue has a significantly lower gross margin than license revenue and therefore has the effect of reducing overall gross margin.

     Selling and marketing expenses increased 57% to $15,491,000 for the nine months ended September 30, 1996 from $9,863,000 for the nine months ended September 30, 1995. The expense increase was due primarily to increased staffing in both domestic sales and international sales to support the Company's growth and the acquisition of TSC. These expenses decreased as a percentage of total revenues to 43% from 45% for the same period in 1995.

     Research and development expenses increased 64% to $4,709,000 for the nine months ended September 30, 1996 from $2,870,000 for the nine months ended September 30, 1995, and remained consistent as a percentage of total revenues at 13% for both nine month periods. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of TSC. Total research and development expenditures, including capitalized software costs, were $5,289,000, including $580,000 in capitalized software costs, or 15% of total revenue for the nine months ended September 30, 1996 and $3,294,000, including $424,000 in capitalized software development costs, or 15% of total revenues for the nine months ended September 30, 1995.

     General and administrative expenses increased 51% to $2,487,000 from $1,644,000 for the same period in 1995, and remained consistent as a percentage of total revenues at 7% for both nine month periods. The increase in expenses was primarily due to the acquisition of TSC in October 1995.

     Interest income increased to $985,000 from $964,000 due to the higher cash balances available for investments a result of the Company generating funds from operations.

     The Company recorded a provision for income taxes for the nine months ended September 30, 1996 of $3,226,000 consistent with the Company's estimated annual effective tax rate of 35% compared to a provision of $693,000 or 15% of net income for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated funds from operations of $2,672,000 for the nine months ended September 30, 1996. Approximately $2,243,000 was utilized for the purchase of property and equipment during the period. As of September 30, 1996, the Company had cash and cash equivalents of $26,050,000 and working capital of $23,469,000.

     The Company believes that the funds currently available and funds expected to be generated from operations will be sufficient to fund the Company's operations at least through the next twelve months.

     To date, inflation has not had a material adverse effect on the Company's operating results.

     The information contained in the Management's Discussion and Analysis is provided pursuant to applicable regulations of the Security and Exchange Commission and is not intended to serve as a basis for projections of future operating results.

SUBSEQUENT EVENT

     On October 31, 1996, the Company acquired all of the issued capital stock of Sinper Corporation d/b/a TM1 Software, a Florida Corporation (TM1). The Acquisition took place pursuant to an Agreement and Plan of Merger, dated as of October 17, 1996, among the Company, Applix Acquisition Corporation, a wholly-owned subsidiary of the Company, and TM1. The acquisition will be recorded as a purchase transaction. Under the terms of the Merger Agreement, the stockholders of TM1 received an aggregate of approximately $9,900,000, 50% of which was paid in cash and 50% of which was paid in Applix common stock, in exchange for the capital stock of TM1. The cash portion of the purchase price was paid out of the Company's cash reserves. The consideration for the capital stock was determined by arm's length negotiation between the parties as to the fair market value of TM1 as a going concern. Under the terms of the Merger Agreement, approximately 10% of the consideration was deposited in escrow to secure certain indemnification obligations of the TM1 stockholders.

     TM1 is located in Warren, New Jersey, and is in the business of developing real time on-line analytical processing (OLAP) software for decision support.

                                  APPLIX, INC.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
THE EXHIBIT FILED AS A PART OF THIS FORM 10Q IS THE FOLLOWING:

EXHIBIT 27.1:  FINANCIAL DATA SCHEDULE


(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is to be filed.

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


Date:   November 12, 1996