Form 10-K
period 1996-12-31
APPLIX INC /MA/
filed 1997-03-31
CIK 932112

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

Commission File No. 0-25040

                                  APPLIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-2781676
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


112 Turnpike Road, Westboro, Massachusetts              01581-2831
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (508) 870-0300
                                 --------------
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0025 par value per share



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X         No
                                            ---           ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        On March 10, 1997, the aggregate market value of Common Stock held by non-affiliates of the registrant was $73,115,582 based on the closing price of the Common Stock on the Nasdaq National Market on March 10, 1996.

        The number of shares of Common Stock outstanding as of March 19, 1997 was 9,948,538.

                       Documents Incorporated By Reference
--------------------------------------------------------------------------------


Document Part                                                       Form 10-K
-------------                                                       ---------
Definitive Proxy Statement with respect to                          Part III
the Annual Meeting of Stockholders to be held on May 8, 1997 to be filed with the Securities and Exchange Commission

                                     PART I



General

Item 1.   Business

        Applix develops, markets and supports software applications and tools for improving real time decision making and improving corporate productivity. Real time decision making involves rapid collection of data, instant analysis of options, swift response and immediate communication of decisions. Applix's product line consists of a family of real time Decision Support Software products and a suite of Customer Interaction Software products aimed at enabling and improving the management of internal and external customer interactions and issues.

        Both the Decision Support Software products and the Customer Interaction Software products are available on a wide variety of UNIX, Windows/NT and Windows 95 platforms.

        The Company has traditionally focused its marketing and sales efforts on four industry sectors: financial services, manufacturing/engineering, telecommunications and the federal government. These sectors are characterized by prevalent use of 32 bit client/server computing environments and a dependence on information analysis and dissemination, characteristics for which the Company's products are ideally suited. The Company has devoted substantial sales and marketing efforts to the financial services sector, specifically the securities trading industry, where it believes the need to analyze real time data is particularly acute. The Company's direct sales efforts in this market are complemented by strategic marketing relationships with vendors of live data feeds. The Company derived 41% of its total license revenue in 1996 from the financial services sector, the substantial majority of which was from the securities trading industry. As the demand for real time decision support systems develops in other market sectors, the Company expects to pursue the development and marketing of such systems for these market sectors. In addition, the Company will continue to market its products to customers who require decision support and integrated office automation applications that do not depend on the monitoring and analysis of real time data.

        The Company was incorporated in Massachusetts in 1983. The Company's principal executive offices are located at 112 Turnpike Road, Westboro, MA 01581-2831 and its telephone number is (508) 870-0300. As used in this report, the "Company" and "Applix" refer to Applix, Inc. and its wholly-owned subsidiaries.

Products

        The Company's product line consists of a family of real time Decision Support Software (DSS) products and a suite of Customer Interaction Software
(CIS) products. The DSS family consists of Applixware and Applix TM1. The Company's CIS products are marketed under the name of Applix Enterprise. In addition, the Company's DSS and CIS products running on a Java-enabled browser are marketed under the names Applix Anyware and Enterprise Anyware.

Decision Support Software

        Applixware

        Applixware is an integrated yet modular family of products that allows customers to access, analyze, present and publish information from various data sources. Such sources may include providers of real time information, such as financial data from Reuters, TIBCO (formerly Teknekron), Bloomberg and Dow Jones Telerate, or industrial controller data from Allen-Bradley or Johnson Yokogawa. Other data sources include major relational databases, legacy databases as well as newer, multidimensional databases. Information from the various data sources can be dynamically integrated and presented or published using Applixware product applications or other vendors' applications.

        Applixware includes a graphical object-oriented development tool which enables organizations to customize the integration of information (real time and historical) with productivity applications to create complete decision support solutions.

        Applixware is marketed on most of the industry standard UNIX platforms as well as Microsoft's Windows/NT and Windows 95 platforms. Applixware is shipped as an integrated suite but customers can license its various modules separately. License fees are generally based on the number of licensed concurrent users. Applixware is available in English, German, French and Japanese.

        Applixware includes the following modules:

        Applix Real Time is an application that integrates "live" data feeds to Applix Spreadsheets and other Applixware products.

        Applix Data integrates data from one or more databases, such as Oracle, Sybase or Informix, into other Applixware products.

        Applix Builder is an object-oriented development tool used to build real time decision support solutions.

        Applix Real Time Developer's Toolkit is a tool that allows Applix customers to create gateways to proprietary real time data sources, thus creating custom versions of Applix Real Time.

        Applix Spreadsheets is a customizable, graphical spreadsheet that is capable of integrating and presenting large amounts of dynamic numerical data and that supports "live-links" to other Applixware modules.

        Applix Words is a customizable, graphical word processor that serves as the underlying framework for compound documents. Applix Words includes Applix Graphics, a full-feature drawing, charting and graphics editing package.

        Applix Mail and Applix OpenMail provide user and developer interfaces and management functions for use with UNIX SendMail and HP OpenMail.

        Applix Filter Packs, which are available in three sets, extend the interoperability of Applix Words and Applix Graphics. The Words Pack supports several popular word processor file formats; the Publishers Pack supports popular desktop publishing packages; and the Graphics Pack enables interoperability with leading third-party graphic packages.

        Applix HTML Author provides easy-to-use development of World-Wide Web documents, including the creation of Web documents and the conversion of documents to and from HTML (HyperText Markup Language).

        Applix Presents is a full-feature, cross-platform presentation tool for creating and viewing full-color presentations.

        The suggested list prices of licenses for Applixware modules include $2,495 per concurrent user for Applix Builder, $1,995 for Applix Real Time, $995 for Applix Data and $695 for Applix Spreadsheets. Other module licenses are priced from $195 to $695 per concurrent user. The Real Time Developer's Toolkit is priced at $10,000.

        Applix also offers Applixware for Linux, a "shrink-wrap" version of Applixware for the Linux platform, a platform designed for academic and home users. Applixware for Linux licenses have suggested retail prices of $199 to $495 per concurrent user.

        Applix TM1

        Applix TM1, a component of Applix's Decision Support Software family, consists of a number of modules that provide real time analytical processing. The Applix TM1 product line is based on a multidimensional database engine that is capable of calculating and storing large amounts of rapidly changing data in multi dimensional cubes, and allows end users to perform in-depth analysis of rapidly changing information, thereby enabling faster decision making.

        The Applix TM1 product line consists of the following modules:

        TM1 Server 6.0 is a scaleable, high performance, multi-user OLAP database server. TM1 Server's dynamic, on-demand calculations deliver exceptional performance and up-to-the-minute results.

        TM1 Perspectives 2.5 is a high performance, single user OLAP database server coupled with the TM1 Client interface to provide a portable, self-contained OLAP environment.

        TM1 Client 2.5 is a spreadsheet based interface that allows users to "slice, dice, and rotate" data and drill-down to supporting detail data. It provides intuitive ad hoc access to shared TM1 server data using either Microsoft Excel or Lotus 1-2-3.

        TM1 ShowBusiness is an object oriented front-end development tool that provides cost effective distribution of TM1 data. ShowBusiness combines the functionality of Executive Information Systems (EIS), presentation graphics, hypertext authoring, and reporting tools.

        The suggested list price for Applix TM1 products are as follows: TM1 Perspectives 2.5 is $795 per concurrent user, TM1 Server 6.0 (3 user system) is $5,980, TM1 Client 2.5 (bundle of 5 concurrent users) is $1,975, Show Business is $345 per concurrent user and TM1 ShowBusiness Builder is $1,595 per concurrent user.

        Applix Anyware

        The Applix Anyware product family is a suite of application solutions that utilize Java technology to build and deploy interactive business applications to networked desktops. Applix Anyware enables users to connect, from any location worldwide, to server-based applications and information resources, via Java-enabled Web browsers. Applix Anyware can deliver interactive content, in context, to any desktop, at any location.

        Anyware Office is a complete suite of office applications and tools, including Applix Word, Applix Spreadsheet and Applix Mail, for Java-based Webtops including network computers.

        Anyware Innovators Workbench is a development platform for building and deploying Internet/intranet custom solutions. Components include Applix Builder, Applix Graphics, Applix Filter Packs and Applix Data.

        Anyware Server is the base deployment platform for all Anyware Internet/intranet applications.

        Anyware WebData Gateway provides access to Anyware-supported SQL relational databases.

        Anyware WebRealTime Gateway provides access to real time data sources.

        The suggested list prices of licenses for Anyware modules are $995 per concurrent user for Anyware Innovators Workbench, $295 for Anyware Office, $195 for Anyware WebData Gateway and $995 for Anyware WebRealTime Gateway. Anyware Server licenses sell for $4,995.

Customer Interaction Software

        Applix Enterprise

        The Company's CIS family, Applix Enterprise, consists of a suite of integrated applications that provide for bi-directional exchange and management of information with internal and external customers. The functions provided by these applications include data capture, incident tracking, incident management (including escalation), incident diagnosis and resolution, reporting and trend analysis. Applix Enterprise applications are available on a wide variety of UNIX, Windows/NT and Windows 95 platforms. License fees are based on the number of licensed concurrent users.

        The Applix Enterprise product family consists of the following modules:

        Applix HelpDesk is a graphical call tracking and inquiry management application, designed for internal customer support, that offers complete customization without the need for programming.

        Applix Service is a graphical problem-management application designed for external customer support, that enables users to track multiple contacts per customer, service level agreements and return material authorizations.

        The Applix Enterprise applications listed above are typically sold bundled with the following third-party applications:

        Knowledge-Paks (licensed from ServiceWare, Inc.) are pre-packaged solutions to commonly asked questions/problems encountered by end users of many of the applications used in today's business environment.

        Crystal Reports (licensed from Seagate Software Company) is an application which gives help desk or customer service managers the ability to report on information within their support database.

        Reach Out (licensed from Stac Electronics) is an application which allows remote access to a personal computer and enables support personnel to view the caller's desktop applications and data from the support center.

        WinBEEP (licensed from Integra Technology International, Inc.) is a wireless messaging product which sends alphanumeric messages from a PC to either alphanumeric pagers or mobile PCs with pager cards.

        The suggested U.S. list price of licenses for each of Applix HelpDesk and Applix Service is $1,795 per concurrent user. The products are also available in packaged versions (including some training and consulting) ranging in prices from $27,995 for a five user system to $157,495 for a 100 user system. The suggested list price of licenses for the third-party applications listed above range from $100 per concurrent user to $415 per concurrent user.

        Enterprise Anyware

        Enterprise Anyware is a Java-enabled customer help desk and service software solution. Enterprise Anyware is the thin-client version of the Company's Applix Enterprise product line.

        The suggested list price of licenses for the Enterprise Anyware Server is $9,995 and for Enterprise Anyware Client is $1,795.

Markets and Customers

        The Company has traditionally marketed its products to four industry sectors - financial services, engineering/manufacturing, telecommunications and federal governments - due to the prevalent use by companies in these sectors of 32 bit client/server computing environments (such as UNIX and NT workstations and servers) and their dependence on information analysis and dissemination, characteristics for which the Company's products are ideally suited. The Company has historically devoted substantial sales and marketing efforts to the financial services sector, specifically the securities trading industry, where it believes the need to analyze real time data is particularly acute. As the demand for real time decision support systems develops in other market sectors, the Company expects to pursue the development and marketing of such systems for these market sectors. In addition, the Company will continue to market its products to customers who require decision support and integrated office automation applications that do not depend on the monitoring and analysis of real time data.

        During 1996, the Company significantly expanded its product lines and customers. The Company introduced Applix Anyware, the thin-client versions of its Decision Support Software and Customer Interaction Software products, which significantly increases the number of potential end users of its products. As the markets for Intranet applications and thin-client computing evolve, the Company plans to aggressively develop and market its products to additional industry sectors. In addition, the new Applix TM1 product line allows the Company to market to customers that have a need for in-depth analysis of dynamic data for better real time decision making.

Marketing and Sales

        The Company markets its products in North America primarily through a direct sales force operating out of its Westboro, MA headquarters and sales offices in Dallas, TX; San Jose, CA; New York, NY; Vienna, VA; Warren, NJ; and Toronto. Where appropriate, the Company's sales force works in conjunction with the Company's strategic marketing partners and resellers. The Company addresses the federal government market primarily through resellers and systems integrators. Revenue from the federal government market typically comes from orders under subcontracts between the Company and the reseller or system integrator acting as the prime contractor with the government agency.

        The Company serves international customers through a network of wholly-owned subsidiaries in France, Germany, the Netherlands, the United Kingdom and Singapore, and through resellers based in Belgium, Sweden, Switzerland, South Africa, Japan, Korea, Hong Kong and Australia. Resellers of Applixware include affiliates of Hyundai, Reuters, TIBCO, Ashisuto KK, Micrognosis, Market Vision and Australian Information Processing Centre Pty Ltd. In 1994, 1995 and 1996, sales outside North America accounted for approximately 52%, 43%, and 42% respectively, of the Company's total revenue. The Company believes that international sales will continue to comprise a significant portion of its revenue in the future.

        The Company's marketing programs consist of advertising campaigns in national trade periodicals, direct mail and seminars. These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Sales representatives work closely with technical sales personnel in each of the Company's sales offices throughout the sales process.

        Delivery lead times for the Company's products are short, and, consequently, the majority of the Company's product revenue in each quarter results from orders received in that quarter. Accordingly, the Company believes that its order backlog at any given point in time is neither a reliable indicator of future sales and earnings nor material to an understanding of the Company's business. The absence of significant backlog may contribute to unpredictability of the Company's results of operations.

Strategic Marketing Relationships

        An important part of the Company's marketing and sales strategy is to continue to establish strategic marketing relationships with leading vendors and systems integrators within targeted industry sectors who can assist the Company in penetrating both new accounts within its existing markets and new market segments. The Company currently has strategic marketing or reseller relationships with companies such as Reuters, TIBCO, Dow Jones Telerate, Market Vision, Bridge Data and Bloomberg in the financial market segment. Applixware for Linux is distributed by Red Hat Software. The Company markets and sells Applix TM1 through a variety of channels that include OEMs such as Comshare, Hyperion Software and IQ Software, through a value added reseller channel in most major markets and through the Company's direct sales force. In the federal government market, the Company partners with many systems integrators such as Loral Federal Systems Co., Computer Sciences Corp. and BTG Technology Systems. In the manufacturing sector, the Company partners with Allen-Bradley, Johnson Yokogawa and Westinghouse. The Company believes that these relationship have enhanced its credibility and visibility among customers in the various markets.

        The Company and its partners engage in cooperative marketing and sales efforts and provide mutual referrals and sales support. The Company has also appointed some vendors as resellers of Applix Real Time and Applix Spreadsheets. Although the Company sells its products primarily through direct sales efforts, the Company expects that indirect sales of Applix Real Time and Applix Spreadsheets through these strategic vendors will increase in the future.

Customer Training, Support and Consulting Services

        The Company believes that superior customer service and support is critical to customer satisfaction. Many of the Company's customers use the Company's products to develop and support "mission critical" applications, and the Company recognizes that quality training, support and consulting services are important to its customers.

        The Company offers several training programs, which are available at the Company's headquarters in Westboro, MA, and in the Vienna, VA area office and at certain of its foreign subsidiaries, either directly or via resellers. On-site customer training is also offered.

        The Company provides product support from its Westboro, MA headquarters and its wholly-owned subsidiaries. Certain of the Company's resellers provide various levels of customer support, depending upon the terms of their agreements with the Company. Customers may choose from a variety of maintenance plans for a fixed annual fee that is generally 15% to 18% of the license fee for covered products. Included in all maintenance plans are free product upgrades and interim fixes to reported problems. Maintenance currently accounts for approximately 63% of the Company's service revenue.

        To help customers take full advantage of the capabilities of its products, the Company also offers consulting services. The Company's consulting services are particularly important in situations in which the customer needs a complex, integrated, enterprise-wide solution involving Applix Enterprise. The Company uses consulting services not only as a source of revenue, but also as a marketing tool to demonstrate the capabilities of its tools and applications as an enterprise-wide DSS solution or CIS solution.

Research and Development

        The Company believes that its future success will depend upon its ability to continue to enhance and broaden its DSS product lines.

        With the advent of Intranet and thin-client computing, the Company's strategy is to take advantage of this emerging market. The Company believes the architecture of its Applix Anyware product family will facilitate the development of a series of decision support and customer interaction applications for the emerging thin-client computing environment.

        The Company's total product development expenses (including capitalized software development costs) in 1994, 1995 and 1996 were $3,100,000, $4,700,000 and $7,600,000, respectively. Capitalized software development costs are amortized over the estimated life of the product (generally one and one half to three years) and amounts amortized are included in the cost of license revenue.

Competition

        The market for information processing software tools and applications is highly competitive. In the DSS market, the Company faces competition principally from Lotus, Microsoft, Oracle and Arbor Software. In some cases, potential customers may undertake an in-house system integration effort with point products from Microsoft rather than purchasing a solution such as Applixware.

        In the CIS market, the Company's products compete principally with offerings from Clarify, Magic Solutions, Scopus, Remedy, and Vantive.

        The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), product price, reliability, ease of use and supportability. Most of the Company's competitors have significantly greater financial, technological and marketing resources than the Company. The Company is encountering more competition with the increased availability of its product on Windows/NT and Windows 95 platforms and in the thin-client computing environment. No assurance can be given that the Company will be able to compete successfully against current and future competition or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Proprietary Rights

        The Company relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. The Company has internal policies and systems to ensure limited access to and the confidential treatment of its trade secrets. The Company generally distributes its products under "shrink-wrap" software license agreements, which contain various provisions to protect the Company's ownership of and the confidentiality of the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed, and "shrink-wrap" licenses, which are not signed by the customer, may be unenforceable in certain jurisdictions.

        Certain technologies used in the Company's products are licensed from third parties. The Company generally pays royalties on such technologies on a percentage of revenue basis (the amount of which is not material to the Company). The Company believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor without significant expense. In addition, the Company distributes, in conjunction with its Applix Enterprise products, a number of applications licensed from third parties. If the Company's rights to distribute such third-party applications were terminated, sales of the Applix Enterprise products could be adversely affected.

        The Company believes that, due to the rapid pace of technological innovation for software applications, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

        The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

Employees

        As of December 31, 1996, the Company had 363 employees, including 83 in sales and marketing, 47 in customer services/support, 100 in product development, 33 in finance, administration and facilities, and 100 in the Company's international subsidiaries. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

Properties

        The Company's headquarters are located in Westboro, MA with 54,600 square feet leased under lease agreements which expire on December 31, 2001. The Company also leases smaller facilities in five metropolitan areas within the United States (New York City, Vienna, VA, Warren, NJ, Dallas, TX and San Jose,
CA) and in the United Kingdom, France, Germany, Canada, Singapore and The Netherlands. The Company believes its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 2.        Legal Proceedings

        The Company is not engaged in any material legal proceedings.

Item 3.        Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        The following table sets forth the names, ages and positions of all executive officers of the Company.


Name                         Age    Position
----                         ---    --------

Jitendra S. Saxena           51     President, Chief Executive Officer and Director

Patrick J. Scannell, Jr.     43     Executive Vice President, Finance & Administration,
                                    Chief Financial Officer and Treasurer

Craig Cervo                  50     Vice President, Product Development

James J. Waldron             39     Executive Vice President, Product and Market
                                    Development

Barry M. Zane                41     Vice President, Technology


        Mr. Saxena, a founder of the Company, has been President, Chief Executive Officer and a director of the Company since its inception in 1983. Mr. Saxena also served as Treasurer of the Company from April 1991 to April 1993.

        Mr. Scannell joined the Company in September 1992 as Vice President, Finance & Administration and was elected Executive Vice President, Finance & Administration in January 1997. He was elected Chief Financial Officer and Treasurer in April 1993. Prior to joining the Company, Mr. Scannell served in a number of executive positions with Alliant Computer Systems Corporation ("Alliant"), a manufacturer of mini-supercomputers, from March 1987 to August 1992, including General Manager of the Company's Japanese subsidiary and most recently as Vice President, Finance & Administration.

        Mr. Cervo joined the Company in October 1992 as Vice President, Research & Development and was elected Vice President, Product Development in October 1994. Prior to joining the Company, Mr. Cervo was employed for four years by XYQUEST, Inc., a developer of word processing software, as Vice President of Engineering.

        Mr. Waldron joined the Company in 1995 as Vice President of International Sales and was elected Executive Vice President, Product and Market Development in January 1997. Prior to joining the Company, Mr. Waldron served as Vice President of New Business Development at MicroTouch Systems, Inc. from 1993 to 1995. From 1986 to 1993, Mr. Waldron worked for Visage, Inc., first as Vice President of Engineering and later as President and Chief Executive Officer.

        Mr. Zane has been with the Company in a number of product development capacities since 1983. Mr. Zane was elected Vice President, Technology in April 1991.

        There are no family relationships among any of the executive officers.

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Price and Dividends

        The Common Stock is quoted on the Nasdaq National Market under the symbol "APLX."

        The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported on the Nasdaq National Market between January 1, 1995 and December 31, 1996 (adjusted to reflect the two-for-one stock split effected on December 26, 1995).


        Quarter Ended                                                   High    Low
        -------------                                                   -----------
March 31,  1995..................................................    12 1/16    6 3/16

June 30, 1995....................................................    15 3/8     10 1/4

September 30, 1995...............................................    16 1/2     10 1/2

December 31, 1995................................................    28 3/4     8 1/4

March 31, 1996...................................................    41 3/4     21

June 30, 1996....................................................    42 1/2     25 1/8

September 30, 1996...............................................    36 1/8     20 1/4

December 31, 1996................................................    40         18 1/8


       The number of holders of record of the Common Stock on March 1, 1997 was 172.

       The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

       On October 31, 1996, the Company issued to the stockholders of Sinper Corporation, a Florida corporation ("Sinper"), an aggregate of 152,439 shares (the "Acquisition Shares") of the Registrant's Common Stock in partial consideration of the Company's acquisition of all of the issued capital stock of Sinper, by means of a merger of Sinper with and into a wholly-owned subsidiary of the Company. The Acquisition Shares were issued in reliance upon the exemption from registration set forth in Rule 506 under the Securities Act of 1933, as amended.

Item 6.        Selected Financial Data

         Incorporated by reference from Exhibit A attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference from Exhibit B attached hereto.

Item 8.        Financial Statements and Supplementary Data

         Incorporated by reference from Exhibit C attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997 (the "1997 Proxy Statement") in the sections entitled "Election of Directors" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.


Item 11. Executive Compensation

         The response to this item is contained in the 1997 Proxy Statement in the sections entitled "Election of Directors - Compensation of Directors" and "- Executive Compensation," which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The response to this item is contained in the 1997 Proxy Statement in the section entitled "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Not applicable.
                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   Index to Consolidated Financial Statements.

               1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

                      Report of Independent Accountants.

                      Consolidated Balance Sheets as of December 31, 1995 and 1996.

                      Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

                      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.

                      Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995 and 1996.

                      Notes to Consolidated Financial Statements.

               2. The following documents are filed as part of this Annual Report on Form 10-K.

                      Financial Statement Schedules:

                      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

               3. The Exhibits filed as a part of this Annual Report on Form 10-K are the following:


                        *3.1 --     Restated Articles of Organization.

                        *3.2 --     By-laws.

                      *+10.1 --     1994 Equity Incentive Plan.

                      *+10.2 --     1984 Stock Option Plan.

                      **10.3 --     Commercial Lease between the Registrant and Westboro II-III,
                                    Inc. dated January 5, 1996.

                      **10.4 --     Commercial Lease between the Registrant and Westboro I Real
                                    Estate Corp. dated January 15, 1996.

                      * 10.5 --     Standard form of Applixware Software License Agreement.

                     ** 10.6 --     1996 Director Stock Option Plan.

                        11.1 --     Statement regarding computation of earnings per share.

                      * 21.1 --     Subsidiaries of the Registrant.

                        23.1 --     Consent of Coopers & Lybrand L.L.P.

----------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

** Incorporated by referenced to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

+  Management contract or compensatory plan.

        (b)    Reports on Form 8-K.

        The following Report on Form 8-K was filed during the fiscal quarter ended December 31, 1996:

        A Report on Form 8-K dated October 31, 1996 was filed with the SEC on November 15, 1996, reporting the acquisition by the Company of Sinper Corporation. Financial statements were not included on such Report on Form 8-K and were included on a Form 8-K/A filed with the SEC on January 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     APPLIX, INC.,


                                     By: /s/ Patrick J. Scannell, Jr.
                                        --------------------------------
                                        Patrick J. Scannell, Jr.
                                        Executive Vice President, Finance &
                                        Administration, Chief Financial Officer
                                        and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



        Signature                             Title                                     Date
        ---------                             -----                                     ----
/s/ Jitendra S. Saxena
-----------------------       President and Chief Executive Officer and
Jitendra S. Saxena            Director (Principal executive officer)               March 27, 1997


                              Executive Vice President, Finance and
/s/ Patrick J. Scannell, Jr.  Administration, Chief Financial Officer and
-----------------------       Treasurer (Principal financing and accounting
Patrick J. Scannell, Jr.      officer)                                             March 27, 1997

/s/ Richard J. Davis
-----------------------
Richard J. Davis              Director                                             March 24, 1997

/s/ Paul J. Ferri
-----------------------
Paul J. Ferri                 Director                                             March 27, 1997

/s/ Alain J. Hanover
-----------------------
Alain J. Hanover              Director                                             March 27, 1997

/s/ David C. Mahoney
-----------------------
David C. Mahoney              Director                                             March 27, 1997

                                   EXHIBIT A

Applix, Inc.
Five Year Summary of Selected Financial Data


--------------------------------------------------------------------------------------------------------------------------------
         (In thousands, except per share data)                                 For The Year Ended December 31,
                                                             1996            1995            1994            1993           1992


--------------------------------------------------------------------------------------------------------------------------------
         Income Statement Data
           Total revenue                                  $51,237         $32,343         $18,495         $12,171        $11,751
           Operating income (loss)                            507            (662)          1,310            (369)           779
           Net income (loss)                               (2,636)            664           1,409            (400)           781
         Per Share Data
           Net income (loss) per share                    $ (0.27)        $  0.07         $  0.20         $ (0.34)       $  0.12
           Weighted average number of shares
               outstanding                                  9,611          10,184           7,131           1,185          6,486


--------------------------------------------------------------------------------------------------------------------------------
         (In thousands)                                                              As of December 31,
                                                             1996            1995            1994            1993           1992


--------------------------------------------------------------------------------------------------------------------------------
         Balance Sheet Data
            Cash and cash equivalents                     $19,882         $25,380         $20,092         $ 3,625        $ 2,249
            Working capital                                21,124          18,242          15,780           2,648          3,797
            Total assets                                   44,514          39,498          26,228           8,651          7,510
            Capital lease obligations                        -               -                  3             133            217
            Total stockholders' equity                    $27,400         $21,351         $18,250         $ 4,707        $ 5,069

                                   EXHIBIT B

Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company was incorporated in 1983 to develop and market software applications for the UNIX market. In 1986, the Company introduced Alis, its first office automation product, which accounted for substantially all of the Company's revenue through 1990. Alis was replaced in 1991 by the Aster*x product family, which represented the next generation of UNIX applications and tools. In September, 1993, the Company introduced its Applixware real time Decision Support Software product family, to replace the Company's Aster*x product family, on which it was based.

      In October, 1995, the Company acquired Target Systems Corporation, a developer and marketer of Customer Interaction Software, in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1995, the Company's operating results have included the operating results of Target Systems.

      In October, 1996, the Company acquired Sinper Corporation, doing business under the name TM1, a developer and marketer of software used for on-line analytical processing (OLAP), in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1996, the Company's operating results have included the operating results of Sinper Corporation.

      The two acquisitions enabled Applix to expand its family of product offerings into the Customer Interaction Software market through the Target Systems acquisition, and further in the Decision Support market with the OLAP functionality acquired in the Sinper Corporation acquisition, which enables existing spreadsheet customers to perform more complex, multi-dimensional analysis.

      The other addition to the Applix product family in 1996 was the introduction of the Applix Anyware product line, which provides Applixware capabilities in a thin-client form across the Internet or an Intranet. It allows users to access any of the Applix product capabilities via browser based clients, regardless of platform or location.

      Approximately 82% of 1996 revenues were from the Applixware/Anyware product line, 17% were from the Applix Enterprise product line, and 1% were from the Applix TM1 product line. Although currently selling the existing TM1 products, Applix ultimately expects the TM1 product line to become a fully integrated part of the Applixware/Anyware product line.

      All of Applix's applications and tools are based on the concept of real time decision support. This concept focuses on putting information into the hands of people who need the ability to more effectively interact with customers and to make more timely business decisions.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data of the Company as a percentage of total revenue.


------------------------------------------------------------------
                                  For The Years Ended December 31,
                                         1996   1995    1994

------------------------------------------------------------------
License revenue                           72.4%  73.2%  81.2%
Service revenue                           27.6   26.8   18.8
------------------------------------------------------------------

  Total revenue                          100.0  100.0  100.0
Cost of license revenue                    4.4    7.6   11.5
Cost of service revenue                   10.3   10.4    9.5
------------------------------------------------------------------

  Gross margin                            85.3   82.0   79.0
Operating expenses:
  Selling and marketing                   43.6   44.3   49.1
  Research and development                13.1   12.9   14.1
  General and administrative               6.5    7.7    8.7
  In-process research and development     21.1   19.1    --
------------------------------------------------------------------

    Total operating expenses              84.3   84.0   71.9
------------------------------------------------------------------

Operating income (loss)                    1.0   (2.0)   7.1
Interest income                            2.5    4.1     .8
Interest expense                          --     --       .1
Income taxes                               8.6   --       .2
------------------------------------------------------------------

Net (loss) income                         (5.1%)  2.1%   7.6%
------------------------------------------------------------------


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

License revenue increased 57% to $37,094,000 in 1996 from $23,682,000 in 1995.
Domestic license revenue increased 61% to $20,960,000 in 1996 from $13,015,000 in 1995. International license revenue increased 51% to $16,134,000 in 1996 from $10,667,000 in 1995 due to continued demand for the Company's products in the international marketplace and to an expanded international presence. Sales of Applix Real Time comprised 14% of

                                                                    Applix, Inc.


license revenue during 1996 compared to 23% of license revenue during 1995, with substantially all of these sales being generated from the financial services sector. License revenue to the financial services sector increased 56% to $15,644,000 in 1996 from $10,028,000 in 1995. Applix Enterprise sales comprised 15% of license revenue during 1996, the first full year of sales for the product line, compared to 0.1% of license revenue in 1995. License revenue from the government sector increased 29% to $8,625,000 in 1996 from $6,661,000 in 1995. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's three largest customers (including resellers) comprised 19% of total license revenue during 1996 and 25% of total license revenue in 1995, although two of the largest customers were different in these two years.

      Service revenue increased 63% to $14,143,000 (or 28% of total revenue) in 1996 from $8,661,000 (or 27% of total revenue) in 1995. This increase was due to increased maintenance revenue from the Company's growing customer base, the new maintenance revenue attributable to the Applix Enterprise products, and a continued emphasis by the Company on selling training and consulting services. The Company expects service revenue to continue to grow slightly as a proportion of total revenue.

      Gross margin increased to 85% in 1996 from 82% in 1995. License revenue gross margin increased to 94% in 1996 from 90% in 1995 due to the reduction of capitalized software amortization partially offset by an increase in royalty costs. Service revenue gross margin increased to 63% in 1996 from 61% in 1995, due to the relative fixed costs of operating the service organization combined with the significant increase in service revenue. The gross margin increase was limited somewhat by an increase in the proportion of total revenue represented by service revenue, which has a significantly lower gross margin than license revenue and therefore has the effect of reducing overall gross margin.

      Selling and marketing expenses, which include domestic sales and marketing expenses and the Company's international operations, increased 56% to $22,318,000 in 1996 from $14,316,000 in 1995. The expense increase was due primarily to increased staffing in both domestic sales and international sales to support the Company's growth. These expenses remained consistent as a percentage of total revenue between these two periods at 44%.

      Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 61% to $6,731,000 in 1996 from $4,179,000 in 1995, but remained constant as a percentage of total revenue at 13%. The increase in these expenses was primarily due to the hiring of additional personnel to support the Company's growth. Total research and development expenditures were $7,551,000, including $820,000 in capitalized software development costs, or 15% of total revenue, in 1996 and $4,714,000, including $534,000 in capitalized software development costs, or 15% of total revenue, in 1995. The Company intends to continue its commitment to increasing its research and development expense in the future as revenue increases in order to support the technological needs of the Company's markets.

      General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions, increased 35% to $3,347,000 in 1996 from $2,481,000 in 1995, but decreased as a percentage of total revenue between these years to 7% from 8%. The increase in expenses was primarily due to the hiring of additional personnel to support the Company's growth.

      On October 31, 1996, the Company acquired Sinper Corporation for an aggregate purchase price of $11,500,000 consisting of cash of $5,000,000, Common Stock valued at $5,000,000 and the estimated acquisition costs of approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Sinper and the results of its operations have been included in the consolidated financial statements of the Company since the date of acquisition. These results have not had a significant impact to date on the consolidated financial statements of the Company.

      In the fourth quarter the Company took a charge of $10,821,000 for in-process research and development acquired as part of the Sinper Corporation acquisition. The Company intends to expend significant research and development efforts to integrate the technology with the Applixware product line, improve the scalability of the Sinper technology, and ultimately fully convert the technology to multiprocesssor/multitasking 32 bit platforms. The Company considers the acquired technology to be in-process research and development because of the substantial amount of design and programming work to be completed in achieving the integration, scalability, and platform conversion process. At the time of the acquisition, there was not a fully detailed design specification for the product and improvements that are to be developed. Of the remaining purchase price, $489,000 was allocated to completed technology, and $190,000 was allocated to net assets acquired. Completed technology will be amortized over a period of seven years.

      On October 31, 1995, the Company acquired Target Systems Corporation (Target) for an aggregate purchase price of $6,400,000. This purchase price was made up of the purchase of

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

stock valued at $4,900,000 for cash and acquisition costs of approximately $1,500,000. Accordingly, the balance sheet accounts of Target and the result of its operations have been included in the consolidated financial statements of the Company since the date of acquisition.

      In the fourth quarter of 1995 the Company took a charge of $6,200,000 for in-process research and development from Target, acquired in October 1995. The Company intends to expend significant research and development efforts to create a new product that is run on a 32 bit UNIX platform based on the acquired technology. The Company considered this UNIX based technology to be in-process research and development for the following reasons: 1) the acquired product was not what Applix expected to ultimately market; 2) the product must be rewritten to run on the new UNIX platform; and 3) there was not a detailed design for the product to be developed. The remaining purchase price of $200,000 is comprised of completed technology, goodwill and liabilities assumed. Goodwill and completed technology will be amortized over a period of seven years.

      Interest income decreased to $1,265,000 in 1996 from $1,326,000 in 1995 due to lower cash balances available for investments as a result of the acquisition of Sinper. Interest expense decreased between the periods as a result of substantially lower capitalized lease obligations. The Company provided for income taxes at a rate of 35% for 1996 before the charge for incomplete technology of $10,821,000 which is not deductible for income tax purposes.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

License revenue increased 58% to $23,682,000 in 1995 from $15,012,000 in 1994.
Domestic license revenue increased to $13,015,000 from $7,118,000 in 1994. Applix Real Time sales comprised 23% of license revenue during 1995 compared to 24% of license revenue during 1994, with substantially all of these sales being generated from the financial services sector. International license revenue increased to $10,667,000 from $7,894,000 in 1994 due to continued demand for the Company's product in the international marketplace. Total revenue to the financial services sector increased 37% to $12,987,000 from $9,505,000 in 1994. The Company's three largest customers (including resellers) comprised 25% of total license revenue during 1995 and 22% of total license revenue in 1994, although two of the largest customers were different in these two years.

      Service revenue increased 149% to $8,661,000 (or 27% of total revenue) in 1995 from $3,483,000 (or 19% of total revenue) in 1994. This increase was due to increased maintenance revenue from the Company's growing customer base, as well as an increased emphasis by the Company on selling training and consulting services.

      Gross margin increased to 82% in 1995 from 79% in 1994. License revenue gross margin increased to 90% in 1995 from 86% in 1994 due to a reduction in documentation and royalty costs. Service revenue gross margin increased to 61% from 50% in 1994, due to the relative fixed costs of operating the service organization combined with the significant increase in service revenue. The gross margin increase was partially offset by an increase in the proportion of total revenue represented by service revenue, which has a significantly lower gross margin than license revenue and therefore has the effect of reducing overall gross margin.

      Selling and marketing expenses increased 57% to $14,316,000 in 1995 from $9,098,000 in 1994. The expense increase was due primarily to increased staffing in both domestic sales and international sales to support the Company's growth. These expenses decreased as a percentage of total revenue between these two periods to 44% from 49%.

      Research and development expenses increased 60% to $4,179,000 in 1995 from $2,606,000 in 1994, but remained relatively constant as a percentage of total revenue at 13% in 1995 and 14% in 1994. The increase in these expenses was primarily due to the hiring of additional personnel to support the Company's growth. Total research and development expenditures were $4,714,000, including $534,000 in capitalized software development costs, or 15% of total revenue, in 1995 and $3,104,000, including $498,000 in capitalized software development costs, or 17% of total revenue, in 1994.

      General and administrative expenses increased 54% to $2,481,000 in 1995 from $1,612,000 in 1994, but decreased as a percentage of total revenue between these years to 8% from 9%. The increase in expenses was primarily due to the hiring of additional personnel to support the Company's growth.

      Interest income increased to $1,326,000 in 1995 from $136,000 in 1994 due to higher cash balances available for investments as a result of generating funds from operations and proceeds from the Company's initial public offering for the entire year. Interest expense decreased between the periods as a result of substantially lower capitalized lease obligations. The Company's income tax provision in 1995 was completely offset as a result of the elimination

                                                                    Applix, Inc.

of the valuation allowance for the net operating loss carryforwards, which provided a deferred tax benefit. There was no provision in 1994 due to the utilization of operating loss carryforwards that offset taxable income.

Liquidity and Capital Resources

The Company has generated cash from operations in each of the last three years. In 1996, the Company generated $3,872,000 from operating activities. This was more than offset by investing activities which included the purchase of Sinper Corporation (which used $6,270,000 in cash) and purchases of property and equipment for $3,439,000. Proceeds from the exercise of incentive stock options and employee stock purchase plan options totalled $1,707,000. In 1995, the Company generated $13,696,000 from operating activities, which was offset by investing activities which included the purchase of Target Systems, purchases of property and equipment and capitalized software costs totalling $8,664,000, and increased by the proceeds from the exercise of incentive stock options of $463,000.

      As of December 31, 1996, the Company had cash and cash equivalents of $19,882,000 and working capital of $21,124,000.

      The Company has no commitments or specific plans for any significant capital expenditures during 1997.

      The Company believes that the funds currently available and funds expected to be generated from operations, will be sufficient to fund the Company's operations at least through 1997.

Effect of Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Statement requires restatement of all prior-period earnings per share presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact.

Risk Factors

During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family. The Company has recently expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation in late 1996. In addition, and most significantly, the Company has recently developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon its recently introduced product lines, particularly Applix Anyware. The Company believes that the market acceptance of Applix Anyware will be especially dependent upon the proliferation of network computers and other "thin-client" computing environments and the Company's ability to compete effectively against the large number of established companies offering solutions for this market. There can be no assurance that Applix Anyware or its other new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial revenues from its Applixware product line until Applix Anyware achieves greater market acceptance, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges that the Company has not had to address in the past, and there can be no assurance that the Company will be successful in addressing these challenges.

      The Company's Applixware product family, and Applix Real Time in particular, are marketed as real time decision support solutions. Accordingly, the Company's future success is substantially dependent upon the growth of the demand for real time decision support solutions in a number of industry sectors and the Company's ability to identify this demand, develop solutions for the industry-specific needs and successfully market its products to customers requiring such solutions. In addition, the Company's success within any particular market for real time decision support applications is dependent in large part upon its ability to establish strategic marketing relationships with leading vendors within that market.

      The Company is currently dependent to a significant degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real time decision support solutions. During 1996 and 1995, license revenue from the financial services sector comprised 41% and 42%, respectively, of the Company's total license revenue, and the Company believes that the substantial majority of its financial

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

services sector revenue was derived from companies engaged in the trading of securities. The financial performance of the securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.

      Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With newer operating systems that permit 32 bit processing on the desktop, such as Microsoft Windows/NT and Windows 95, the Company is now competing directly with vendors of PC software applications such as Microsoft, Lotus and Novell. This represents a more competitive environment than the Company has faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.

      The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in the expected revenue could therefore result in a disproportionate decrease in the Company's net income.

      Most of the Company's international sales through subsidiaries are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenue received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency translation exposure on intercompany balances for the purpose of mitigating the effect of foreign currency fluctuations. The international portion of the Company's business is also subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, difficulties or delays in translating products into foreign languages, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

      License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 20%, 28% and 14% of total license revenue during 1996, 1995 and 1994, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period, and the Company's government contract revenue is therefore likely to continue to fluctuate significantly from period to period.

      The Company has experienced significant growth in recent years, with total revenue increasing 52% between 1993 and 1994; 75% between 1994 and 1995; and 58% between 1995 and 1996. In addition, the Company made business acquisitions in the fourth quarter of both 1995 and 1996 and may make additional acquisitions in the future. This growth has resulted in additional personnel needs and an increased level of responsibility for management personnel. To manage its growth effectively, the Company will be required to continue to expand and improve its operating and financial systems and to expand and manage its employee base.

Inflation

To date, inflation has not had a material adverse effect on the Company's operating results.

                                   EXHIBIT C

Applix, Inc.
Report of Independent Accountants

To the Board of Directors and Stockholders of Applix, Inc.

      We have audited the accompanying consolidated balance sheets of Applix, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applix, Inc. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 24, 1997

Applix, Inc.
Consolidated Balance Sheets (in thousands, except share data)

--------------------------------------------------------------------------------------------------------------------------------

         Assets                                                                                                December 31,
                                                                                                             1996           1995
--------------------------------------------------------------------------------------------------------------------------------

         Current assets:
            Cash and cash equivalents                                                                     $19,882        $25,380
            Accounts receivable, less allowance for doubtful accounts of $518 and $484 at
              December 31, 1996 and 1995, respectively                                                     12,704          6,007
            Other current assets                                                                            2,706            834
            Deferred tax asset                                                                              2,946          4,168
--------------------------------------------------------------------------------------------------------------------------------

           Total current assets                                                                            38,238         36,389

         Property and equipment, at cost:
            Computer equipment                                                                              6,132          5,354
            Office furniture, equipment and leasehold improvements                                          3,925          1,097
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                           10,057          6,451
           Less accumulated amortization and depreciation                                                  (5,401)        (4,082)
--------------------------------------------------------------------------------------------------------------------------------

           Net property and equipment                                                                       4,656          2,369
         Capitalized software costs, net of accumulated amortization of $549 and
           $10 at December 31, 1996 and 1995, respectively                                                    482            201
         Other assets                                                                                       1,138            539
--------------------------------------------------------------------------------------------------------------------------------

           Total assets                                                                                   $44,514        $39,498
--------------------------------------------------------------------------------------------------------------------------------


         Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------------

         Current liabilities:
            Accounts payable                                                                              $ 3,012       $  1,862
            Accrued liabilities                                                                             6,098          7,490
            Deferred revenue                                                                                8,004          8,795
--------------------------------------------------------------------------------------------------------------------------------

           Total current liabilities                                                                       17,114         18,147
         Commitments (Note E)
         Stockholders' equity:
            Preferred stock, $.01 par value; 1,000,000 shares authorized
            Common stock, $.0025 par value; 30,000,000 shares authorized; 10,182,562 and 9,609,728
              shares issued at December 31, 1996 and 1995, respectively                                        25             24
            Capital in excess of par value                                                                 40,053         31,273
            Accumulated deficit                                                                           (11,519)        (8,883)
            Foreign currency translation adjustment                                                          (226)          (130)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                           28,333         22,284
           Less 278,698 shares of treasury stock, at cost                                                    (933)          (933)
--------------------------------------------------------------------------------------------------------------------------------

             Total stockholders' equity                                                                    27,400         21,351
--------------------------------------------------------------------------------------------------------------------------------

             Total liabilities and stockholders' equity                                                   $44,514        $39,498
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Applix, Inc.
Consolidated Statements of Operations (in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                               For The Year Ended December 31,
                                                                                             1996            1995           1994
--------------------------------------------------------------------------------------------------------------------------------

         License revenue                                                                  $37,094         $23,682        $15,012
         Service revenue                                                                   14,143           8,661          3,483
--------------------------------------------------------------------------------------------------------------------------------

           Total revenue                                                                   51,237          32,343         18,495

         Cost of license revenue                                                            2,238           2,447          2,119
         Cost of service revenue                                                            5,275           3,382          1,750
--------------------------------------------------------------------------------------------------------------------------------

           Gross margin                                                                    43,724          26,514         14,626

         Operating expenses:
            Selling and marketing                                                          22,318          14,316          9,098
            Research and development                                                        6,731           4,179          2,606
            General and administrative                                                      3,347           2,481          1,612
            In-process research and development                                            10,821           6,200              -
--------------------------------------------------------------------------------------------------------------------------------

            Total operating expenses                                                       43,217          27,176         13,316
--------------------------------------------------------------------------------------------------------------------------------

         Operating income (loss)                                                              507            (662)         1,310
         Interest income, net                                                               1,265           1,326            136
--------------------------------------------------------------------------------------------------------------------------------

         Income before income taxes                                                         1,772             664          1,446
         Income taxes                                                                       4,408              --             37
--------------------------------------------------------------------------------------------------------------------------------

         Net income (loss)                                                               $ (2,636)         $  664        $ 1,409
--------------------------------------------------------------------------------------------------------------------------------

         Net income (loss) per common and common equivalent share                        $  (0.27)         $ 0.07         $ 0.20
--------------------------------------------------------------------------------------------------------------------------------

         Weighted average common and common equivalent shares outstanding                   9,611          10,184          7,131
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Applix, Inc.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
(in thousands, except share data)


------------------------------------------------------------------------------------------------------------------------------------

                                                        Convertible  Common   Capital      Accumulated   Foreign   Treasury    Total
                                                         Preferred   Stock   In Excess Of    Deficit     Currency    Stock
                                                           Stock             Par Value                 Translation
------------------------------------------------------------------------------------------------------------------------------------

         Series A                                          $ 589
         Series B                                          1,657
         Series C                                          1,765
         Series D                                          1,297
------------------------------------------------------------------------------------------------------------------------------------

         January 1, 1994                                   5,308      $ 3      $10,339       $(10,956)    $  19     $ (5)   $ 4,708
         Conversion of preferred to common stock          (5,308)      12        5,296                                            -
         Stock options exercised (28,000 shares)                                    21                                           21
         Public stock offering (3,000,000 shares)                       8       13,119                                       13,127
         Net income                                                                             1,409                         1,409
         Foreign exchange translation adjustment                                                            (86)                (86)
         Purchase of treasury shares                                                                                (928)      (928)
------------------------------------------------------------------------------------------------------------------------------------

         December 31, 1994                                     -       23       28,775         (9,547)      (67)    (933)    18,251
         Stock issued under stock option and purchase
           plans (459,890 shares)                                       1          462                                          463
         Stock option income tax benefits                                        2,036                                        2,036
         Net income                                                                               664                           664
         Foreign exchange translation adjustment                                                            (63)                (63)
------------------------------------------------------------------------------------------------------------------------------------

         December 31, 1995                                     -       24       31,273         (8,883)     (130)    (933)    21,351
         Stock issued under stock option and purchase
           plans (420,395 shares)                                       1        1,706                                        1,707
         Stock issued for purchase of Sinper Corp.
           (152,439 shares)                                                      5,000                                        5,000
         Stock option income tax benefits                                        2,074                                        2,074
         Net loss                                                                              (2,636)                       (2,636)
         Foreign exchange translation adjustment                                                            (96)                (96)
------------------------------------------------------------------------------------------------------------------------------------

         December 31, 1996                                   $ -      $25      $40,053       $(11,519)    $(226)   $(933)   $27,400
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Applix, Inc.
Consolidated Statements of Cash Flows (in thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              For The Years Ended December 31,
                                                                                             1996            1995           1994
------------------------------------------------------------------------------------------------------------------------------------

         Operating activities:
         Net income (loss)                                                              $  (2,636)         $  664        $ 1,409
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation                                                                    1,231           1,274            567
            Amortization of capitalized software costs                                        539           1,261            710
            Amortization of goodwill and intangible assets                                    228               -              -
            Provision for doubtful accounts                                                    (5)             19            (51)
            Charge for acquired in-process research and development                        10,821           6,200              -
            Deferred tax                                                                    2,056          (4,168)             -
            Changes in operating assets and liabilities net of effects of acquisitions:
            Accounts receivable                                                            (6,467)         (1,971)          (877)
            Other assets                                                                   (1,396)           (623)            88
            Accounts payable                                                                1,013             724            201
            Accrued liabilities                                                              (721)          7,146          1,146
            Deferred revenue                                                                 (791)          3,170          3,704
------------------------------------------------------------------------------------------------------------------------------------

            Cash provided by operating activities                                           3,872          13,696          6,897
         Investing activities:
            Purchase of property and equipment                                             (3,439)         (2,008)        (1,049)
            Purchase of Target Systems, net of cash acquired                                    -          (6,122)             -
            Purchase of foreign subsidiary                                                   (389)              -              -
            Purchase of Sinper Corp., net of cash acquired                                 (6,270)              -              -
            Capitalized software costs                                                       (820)           (534)          (498)
------------------------------------------------------------------------------------------------------------------------------------

            Cash used in investing activities                                             (10,918)         (8,664)        (1,547)
         Financing activities:
            Proceeds from issuance of common stock                                              -               -         13,127
            Principal payments under capital lease obligations                                (63)           (144)          (267)
            Repayments on revolving credit agreement                                            -               -           (750)
            Proceeds from exercise of incentive stock options
              and employee stock purchase plan                                              1,707             463             21
            Purchase of treasury stock                                                          -               -           (928)
------------------------------------------------------------------------------------------------------------------------------------

            Cash provided by financing activities                                           1,644             319         11,203
------------------------------------------------------------------------------------------------------------------------------------

            Effect of exchange rate changes on cash                                           (96)            (63)           (86)
------------------------------------------------------------------------------------------------------------------------------------

            Net increase (decrease) in cash and cash equivalents                           (5,498)          5,288         16,467
         Cash and cash equivalents at beginning of period                                  25,380          20,092          3,625
------------------------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents at end of period                                      $ 19,882         $25,380        $20,092
------------------------------------------------------------------------------------------------------------------------------------

         Supplemental disclosure of cash flow information:
            Cash paid during the period for:
              Interest                                                                   $      9         $     2        $    17
              Taxes                                                                         1,886             414              -
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Applix, Inc.
Notes to Consolidated Financial Statements


A. Nature of Business

Applix develops, markets and supports Applixware, Applix TM1, Applix Anyware and Applix Enterprise. Applixware is an integrated family of software applications and tools for the real time enterprise, which provides the ability to access, analyze and communicate dynamically changing (real time) information such as stock market data or information from databases. Applix TM1 software is multi-dimensional on-line analytical processing software for real time on-demand calculations and analysis. Applix Anyware is a family of software products for Internet and Intranet applications which provide users the ability to connect to server-based information resources via Java-enabled Web browsers such as Netscape Navigator. Applix Enterprise is a family of software products that offers customers the ability to research, track and escalate activities for customer interaction applications, including help desk and customer service.

B. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Applix, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue is recognized from the license ofsoftware upon shipment when collection of the resulting receivables is deemed probable. At the time the Company recognizes revenue from the sale of software products, no significant vendor and post contract support obligations remain, and the estimated costs of insignificant support obligations are accrued. Service revenue includes revenue from training, consulting and maintenance. Maintenance revenue is recognized ratably over the contract term, typically one year. Revenue from training and consulting is recognized as the services are performed. Payments received in advance for support contracts are initially recorded as deferred revenue and are recognized ratably over the term of the contract. Allowance for estimated future product returns and costs of warranties is provided in the same period as the related revenue.

Capitalized Software Costs

Costs related to research, design and development of computer software are charged to research and development expense as incurred. The Company capitalizes eligible software costs incurred between the time that the product's technological feasibility is established and the general release of the product to customers. Such capitalized costs are then amortized on a product-by-product basis over the economic life of the product, generally one and one half years to three years. The method of amortization generally results in approximately the same amount of expense as that calculated using the ratio that current period license revenue bears to the total of current and anticipated future license revenue.

      Amortization expense totaled $538,780, $1,261,437, and $709,955 for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in the cost of license revenue.

Cash Equivalents

The Company considers all short-term investments with original maturities of less than 90 days to be cash equivalents. The Company's investment portfolio is diversified and consists of cash equivalents and investments placed with high credit qualified institutions. At December 31, 1996 and 1995, the Company did not hold any securities with original maturities greater than 90 days or any marketable equity securities.

Property and Equipment

Property and equipment are stated at cost and are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2-6 years.) Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives or the lease term, whichever is shorter. The Company retires fully depreciated assets, no longer in service, which amounted to $246,429 in 1996 and $1,465,397 in 1995. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

                                                                    Applix, Inc.


Translation of Foreign Currencies

The functional currency for all of the Company's foreign operations is the applicable local currency.

      Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders' equity. Translation gains and losses that arise from exchange rate changes included in income are immaterial for all periods presented.

      Beginning in 1996, the Company has used foreign currency forward contracts to offset the effects of exchange rate changes on the intercompany balances. The foreign currency exposures are denominated in European currencies. The Company normally hedges intercompany balances for a 90 day period. Realized and unrealized gains and losses on contracts are marked to market and recognized in the statement of operations. The net contract hedges were $1.4 million in British pounds, $1.0 million in French francs, $1.4 million in German marks and $1.0 million in Dutch guilders. The forward currency contracts outstanding at December 31, 1996 approximately equalled the intercompany balances due from the subsidiaries. As substantially all of these contracts were entered into shortly before year end, the fair value of outstanding contracts as of December 31, 1996 approximates the contract value of the forward contracts.

Long-Lived Assets

The Company evaluates the net realizable value of capitalized software, goodwill and other intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management's market emphasis.

      The Company measures the potential impairment of such long-lived assets by the present value of expected future operating cash flows in relation to its carrying value. If the carrying value is greater than the undiscounted cash flows, then the carrying value is reduced to the net present value of the future cash flows.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share, adjusted for the stock split described in Note F, is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed conversion of Convertible Preferred Stock and the assumed exercise of outstanding options to purchase Common Stock using the treasury stock method. Fully diluted net income (loss) per common share is substantially the same as primary earnings per share.

Effect of Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. The Statement requires restatement of all prior-year earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS 33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

Risks and Uncertainties

During the years ended December 31, 1996 and 1995, license revenue from the financial services sector comprised 41% and 42%, respectively, of the Company's total license revenue, and the substantial majority of the financial services sector revenue was derived from companies engaged in the trading of securities. At December 31, 1996 and 1995 approximately 78% and 87%, respectively, of the Company's cash and cash equivalents was invested through one high credit quality financial institution.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, valuation of deferred tax assets and long-lived assets, the allowance for doubtful accounts and accrued liabilities.

C. Accrued Liabilities

Accrued liabilities consist of:

--------------------------------------------------------------
                                               December 31,
(in thousands)                                1996       1995
--------------------------------------------------------------

Commissions                                 $  771     $  503
Employee stock purchase plan                   332        130
Accrued vacation                               734        505
Accrued compensation                           420        854
Accrued medical insurance                      200         --
Royalties                                      730        662
Other                                          799      1,457
Acquisition costs                            1,025      1,141
Taxes                                        1,087      2,238
--------------------------------------------------------------
Total                                       $6,098     $7,490
--------------------------------------------------------------

D. Income Taxes

The components of the income tax provision are as follows:
--------------------------------------------------------------
                              For the Years Ended December 31,
(in thousands)                                1996       1995
--------------------------------------------------------------

Current:
  Federal and state                         $2,304     $3,467
  Foreign                                      231        701
--------------------------------------------------------------
                                             2,535      4,168
Deferred
  Federal and state                          1,853     (3,898)
  Foreign                                       20       (270)
--------------------------------------------------------------
                                             1,873     (4,168)
--------------------------------------------------------------
Total                                       $4,408       $  -
--------------------------------------------------------------

      Based on the Company's projection of future earnings, management believes that sufficient income will be generated in the future to realize the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

      Net income (loss) before the in-process research and development write off and taxes of foreign subsidiaries was not significant for the years ended December 31, 1996, 1995, and 1994.

      The approximate tax effect of each type of temporary difference and carryforward is as follows:

--------------------------------------------------------------
                                               December 31,
(in thousands)                                1996       1995
--------------------------------------------------------------
Net operating loss carryforwards             $  49      $  69
Deferred tax related to acquisition            651          -
Deferred revenue                             1,319      1,740
Accounts receivable                            173        172
Accrued expenses                               468        913
Vacation and benefits                          182        142
Software/fixed assets                           78        (49)
Tax credit carryforwards                         -      1,155
Minimum lease payments                          26         26
--------------------------------------------------------------
Net deferred tax asset                      $2,946     $4,168
--------------------------------------------------------------

                                                                    Applix, Inc.

      The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate:
--------------------------------------------------------------
                                               December 31,
(in thousands)                                1996       1995
--------------------------------------------------------------
U.S. federal statutory rate                 $  603      $ 232
In-process research and development          3,426      1,779
Previously unbenefitted NOL                      -     (4,044)
State and foreign tax provision, net           497      2,058
Research and experimentation tax credit       (178)         -
Other                                           60        (25)
--------------------------------------------------------------
Tax Provision                               $4,408        $ -
--------------------------------------------------------------

There was no provision in 1994 due to the utilization of operating loss carryforwards that offset taxable income.

E. Commitments

Lease Commitments

The following is a schedule of future minimum lease payments as of December 31, 1996:
--------------------------------------------------------------
                                                    Operating
(in thousands)                                       Leases
--------------------------------------------------------------
1997                                                   $1,567
1998                                                    1,292
1999                                                    1,073
2000                                                      975
2001 and thereafter                                       845
--------------------------------------------------------------
Total minimum lease payments                           $5,752
--------------------------------------------------------------

      Total rent expense for all operating leases was $1,644,680, $937,510, and $646,510 for the years ended December 31, 1996, 1995, and 1994, respectively.

F. Stockholders' Equity

Public Offering and Changes in Equity

On October 20, 1994, the Board of Directors authorized an amendment to the Company's Articles of Organization effecting a 1 for 3 reverse stock split of the outstanding Common Stock. All share and per share data except Common Stock par value have been retroactively adjusted to reflect this change. This amendment to the Company's Articles of Organization also authorized 1,000,000 shares of preferred stock, $.01 par value per share.

      In October 1994, the Board of Directors authorized the management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its Common Stock in an initial public offering. The 5,308,520 outstanding shares of Series A, Series B, Series C, and Series D Convertible Preferred Stock (collectively "Convertible Preferred Stock") converted into 5,001,036 shares of Common Stock upon the closing of the initial public offering. On December 7, 1994, the Company offered for sale 3,700,000 shares of Common Stock of which 3,000,000 shares were sold by Applix, and 700,000 shares were sold by certain selling stockholders. The Company received net proceeds from the offering of approximately $13,127,000. The selling stockholders granted an additional 555,000 shares to the underwriters. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

      On December 11, 1995, the Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend distributed on December 26, 1995 to shareholders of record at the close of business on December 11, 1995. In this report, all per share amounts and numbers of shares have been restated to reflect the 1995 stock split except where noted. In addition, an amount equal to the $.0025 par value of the additional shares arising from the split, $12,022, has been transferred from capital in excess of par value to Common Stock.

      On May 10, 1996, the stockholders approved an amendment to the Company's Articles of Organization increasing from 15,000,000 to 30,000,000 the number of authorized shares of Common Stock.

Stock Option Plans
The 1994 Equity Incentive Plan of the Company (the "Equity Plan"), which was adopted by the Company's Board of Directors on April 11, 1994 and approved by its stockholders on May 20, 1994, enables the Company to make awards of restricted Common Stock and to grant options to purchase Common Stock to employees of and consultants to the Company. Restricted stock awards entitle the recipient to purchase Common Stock from the Company under terms which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the Common Stock subject to the award upon termination of recipient's employment or other relationship with the Company. Stock options entitle the optionee to purchase Common Stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of Common Stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, the incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date as determined by the Board of Directors. As of January 1, 1997, a total of 105,959 shares had been issued upon exercise of stock options; an additional 1,428,285 shares were issuable pursuant to stock options outstanding; and 505,913 shares were reserved for future issuance under the Equity Plan. At December 31, 1996, options for 181,667 shares were exercisable. To date, no restricted stock awards have been granted under the Equity Plan.

      On March 13, 1997, the Board of Directors approved an amendment to the Equity Plan, increasing by 450,000 the number of shares authorized for issuance under the Equity Plan, subject to stockholder approval.

      The Company also has a 1984 Stock Option Plan (the "Option Plan") for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options could have been issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant, as determined by the Board of Directors. The price of the stock options and the terms of exercise for all options granted was determined by the Board of Directors. Generally, stock options vest over a five-year period. The options expire on the date determined by the Board of Directors, not to exceed 10 years following the date of grant in the case of incentive stock options. As of December 31, 1996, a total of 295,028 shares had been issued upon exercise of stock options granted under the Option Plan and an additional 324,626 shares were issuable pursuant to outstanding stock options. At December 31, 1996, options for 119,340 shares were exercisable. No further options may be granted under the Option Plan.

      On March 19, 1996, the Board of Directors adopted, and on May 10, 1996 the stockholders approved, the 1996 Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company's Common Stock are reserved for issuance pursuant to the Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Director Plan is administered by the Board of Directors of the Company, the directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. Each option granted pursuant to the Director Plan shall become exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date. As of December 31, 1996, there were no shares issued upon exercise of stock options; and 7,500 shares of Common Stock were issuable pursuant to stock options outstanding under the Director Plan. At December 31, 1996, no options outstanding under the Director Plan were exercisable.

      The Board of Directors also adopted, on October 17, 1996, the 1996 Sinper Stock Option Plan (the "Sinper Plan"). The purpose of this plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees of Sinper Corporation (Sinper), which became a wholly-owned subsidiary of the Company pursuant to terms of the Agreement and Plan of Merger among the Company, Applix Acquisition Corporation and Sinper, dated October 17, 1996. Options were granted to persons who were, at the time of grant, employees of Sinper. A total of 88,500 shares of the Company's Common Stock were reserved for issuance pursuant to the Sinper Plan. The Sinper Plan is administered by the Board of Directors of the Company.

                                                                    Applix, Inc.

      Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. As of December 31, 1996, there were no shares issued upon exercise of stock options; 88,500 shares were issuable pursuant to stock options outstanding under the Sinper Plan. At December 31, 1996, no options outstanding under the Sinper Plan were exercisable. No additional options may be granted under the Sinper Plan.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased by approximately $1,567,000 (net of tax) or $0.16 per share in 1996 and net income and earnings per share would have been decreased by $322,000 (net of tax), or $0.03 per share in 1995. The average fair value of the options granted is estimated as $18.65 during 1996 and $7.30 during 1995 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility of 73.8%, risk-free interest rate of 6.6%, assumed forfeiture rate of 10.6%, and an expected life of 5 years.

      The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

Stock option activity for all plans is as follows:

--------------------------------------------------------------------------------

                                    Options Outstanding
--------------------------------------------------------------------------------

                                                                Weighted Average
                                                                  Option Price
                                  Available      Outstanding        Per Share
--------------------------------------------------------------------------------

Balance at January 1, 1993         43,424         852,164             $  .74
Options authorized                533,332
Options granted                  (311,366)        311,366             $ 1.48
Options exercised                       -         (21,794)            $  .38
Options cancelled                 149,904        (149,904)            $  .63
--------------------------------------------------------------------------------

Balance at December 31, 1993      415,294         991,832             $  .95
Options authorized, 1994 Plan     634,834
Expiration of 1984 Plan          (264,494)
Options granted                  (257,264)        257,264             $ 2.26
Options exercised                       -         (28,000)            $  .95
Options cancelled                  54,868         (54,868)            $ 1.15
--------------------------------------------------------------------------------

Balance at December 31, 1994      583,238       1,166,228             $ 1.19
Options authorized, 1994 Plan     443,557
Expiration of 1984 Plan           (44,804)
Options granted                (1,350,000)      1,350,000             $13.87
Options exercised                       -        (451,122)            $  .98
Options cancelled                 103,290        (103,290)            $ 5.16
--------------------------------------------------------------------------------

Balance at December 31, 1995     (264,719)      1,961,816             $ 7.18
Options authorized, 1994 Plan     466,552
Options authorized/granted,
  1996 Director Plan               50,000            7500             $34.75
Options authorized/granted,
  1996 Sinper Plan                 88,500          88,500             $22.63
Expiration of 1984 Plan           (14,240)
Options granted, 1994 Plan       (358,800)        262,800             $24.37
Options exercised                       -        (385,799)            $ 3.04
Options cancelled                  85,906         (85,906)            $14.33
--------------------------------------------------------------------------------

Balance at December 31, 1996       53,199       1,848,911             $13.76
--------------------------------------------------------------------------------

      The following table summarizes information concerning currently outstanding and exercisable options:

--------------------------------------------------------------------------------
                       Options Outstanding                  Options Exercisable
--------------------------------------------------------------------------------
                                  Weighted
                                   Average      Weighted                Weighted
   Range of                       Remaining      Average                 Average
   Exercise         Number       Contractual    Exercise       Number   Exercise
    Prices       Outstanding        Life          Price     Exercisable   Price
--------------------------------------------------------------------------------
     $0.15           2,660          4.38          $0.15          2,256     $0.15
     $0.37           8,480          5.12          $0.37          5,234     $0.37
  $1.12-$1.65      200,498          5.98          $1.32         77,616     $1.29
  $1.87-$2.25      126,888          6.87          $2.04         37,306     $2.02
     $4.05          21,770          5.17          $4.05          2,414     $4.05
  $7.00-$9.06      252,670          5.01          $7.06         38,470     $7.12
 $11.00-$15.25     615,645          5.59         $12.97         99,541    $12.97
 $18.56-$27.63     546,600          6.27         $23.07         33,050    $22.96
 $28.31-$39.25      73,700          6.32         $33.26          5,120    $34.02
--------------------------------------------------------------------------------
                 1,848,911                                     301,007
--------------------------------------------------------------------------------

Stock Purchase Plan

The Company established an Employee Stock Purchase Plan during 1995, allowing employees to purchase Common Stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on the offering commencement date or the offering termination date (six months after commencement date), whichever is lower. The plan allows for the purchase of up to 100,000 shares of Common Stock per plan period and 400,000 shares of Common Stock in the aggregate. As of December 31, 1996, 43,364 shares of Common Stock had been issued under the plan.

G. Summary of Contribution Plan

Applix has a defined contribution plan (401 (k)) in which all full time employees are eligible to participate once they have reached the age of 21. Employee and employer contributions vest immediately.

      The Company may make discretionary contributions to the plan as determined by the Board of Directors. Prior to May 15, 1996 the Company did not make any discretionary contributions to the plan.

      Beginning May 15, 1996, the Company has matched one third of the employee's contribution, up to 6% of the employee's earnings. The Company's matching contribution to the plan for 1996 was $136,700.

H. Major Customer and Geographic Data

The Company operates in one business segment.

      The Company's three largest customers (including resellers) comprised 19%, 25% and 22% of total license revenue during 1996, 1995 and 1994, respectively, although two of the customers were different during each of the three years.

      License revenue (direct or indirect) from branches of the U.S. Government amounted to 20%, 28% and 14% of total license revenue for the years ended December 31, 1996, 1995, and 1994, respectively. A summary of the Company's operations by geographic locations for the years ended December 31, 1996,1995 and 1994 was as follows:

----------------------------------------------------------------------------------
Year Ended December 31, 1996
(in thousands)            United States      Europe    Eliminations   Consolidated
----------------------------------------------------------------------------------
Revenue:
  Customers                 $34,108          $17,129    $     --          $51,237
  Intercompany                4,166               --      (4,166)              --
----------------------------------------------------------------------------------
   Total revenue            $38,274          $17,129    $ (4,166)         $51,237
----------------------------------------------------------------------------------
Operating income (loss)     $ 3,910          $(3,403)   $     --          $   507
----------------------------------------------------------------------------------
Identifiable assets         $41,066          $ 9,009    $ (5,561)         $44,514
----------------------------------------------------------------------------------

Year Ended December 31, 1995
(in thousands)            United States      Europe    Eliminations   Consolidated
----------------------------------------------------------------------------------
Revenue:
   Customers                $21,741          $10,602    $     --          $32,343
   Intercompany               4,043               --      (4,043)              --
----------------------------------------------------------------------------------
   Total revenue            $25,784          $10,602    $ (4,043)         $32,343
----------------------------------------------------------------------------------
Operating income (loss)     $ 2,326          $(2,988)   $     --          $  (662)
----------------------------------------------------------------------------------
Identifiable assets         $39,086          $ 4,972    $ (4,560)         $39,498
----------------------------------------------------------------------------------

Year Ended December 31, 1994
(in thousands)            United States      Europe    Eliminations   Consolidated
----------------------------------------------------------------------------------
Revenue:
   Customers                $12,006          $ 6,489    $     --          $18,495
   Intercompany               3,233               --      (3,233)              --
----------------------------------------------------------------------------------
   Total revenue            $15,239          $ 6,489    $ (3,233)         $18,495
----------------------------------------------------------------------------------
Operating income (loss)     $ 3,596          $(2,286)   $     --          $ 1,310
----------------------------------------------------------------------------------
Identifiable assets         $23,154          $ 3,074    $     --          $26,228
----------------------------------------------------------------------------------

                                                                    Applix, Inc.

      Operating income (loss) reflects revenue less related costs of revenue, direct selling expenses and allocated operating expenses incurred in the United States, which include general, administrative, research, development and marketing expenses. These expenses are allocated in proportion to the segment sales. Total allocated expenses for the years ended December 31, 1996, 1995 and 1994 were $12,360,000, $8,150,000 and $5,571,000, respectively, of which
$4,260,000, $2,673,000 and $1,955,000, respectively, were allocated to Europe.

      Export sales included in U.S. operations were as follows:

-------------------------------------------------------------------------
                                                  Year Ended December 31,
(in thousands)                                     1996    1995     1994
-------------------------------------------------------------------------
Region
Europe                                           $2,058  $1,261   $  716
Asia                                              1,806   1,184      398
Australia                                           239     836      846
Canada                                            1,580     401        -
Other                                               455     185      130
-------------------------------------------------------------------------
                                                 $6,138  $3,867   $2,090
-------------------------------------------------------------------------

      The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating entities. Accordingly, the revenue, operating income
(loss) and identifiable assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating entities were independent of one another.

I. Acquisitions

On October 31, 1996, the Company acquired Sinper Corporation (TM1) for an aggregate purchase price of $11,500,000 consisting of cash of $5,000,000, Common Stock valued at $5,000,000 and the estimated acquisition costs of approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Sinper and the results of its operations have been included in the consolidated financial statements of the Company since the date of acquisition.

      During 1996, the Company expensed in-process research and development that did not qualify for capitalization under SFAS No. 86 totalling $10,821,000. The Company intends to expend significant research and development efforts to integrate the technology with the Applixware product line, improve the scalability of the Sinper technology, and ultimately fully convert the technology to multiprocessor/multitasking 32 bit platforms. The Company considers the acquired technology to be in-process research and development because of the substantial amount of design and programming work to be completed in achieving the integration, scalability, and platform conversion process. At the time of the acquisition, there was not a fully detailed design specification for the product and improvements that are to be developed. Of the remaining purchase price, $489,000 was allocated to completed technology, and $190,000 was allocated to net assets. Purchased technology will be amortized over a period of seven years.

      The pro forma unaudited consolidated results of operations of the Company, giving effect to the Sinper acquisition as if it occurred at January 1, 1995 excluding the writeoff of in-process research and development of $10,821,000 are as follows:

--------------------------------------------------------------
                                       Year Ended December 31,
(in thousands, except per share data)          1996      1995
--------------------------------------------------------------
Revenue                                     $53,492   $34,562
Net income                                    7,289     1,310
Net income per share                        $  0.76   $  0.13
--------------------------------------------------------------

      This pro forma information is presented for informational purposes only and includes certain adjustments such as additional amortization expense as a result of purchased technology. It does not purport to be indicative of the results of operations as they would have been if the Company and Sinper had been a single entity during 1996 and 1995, nor is it indicative of results of operations which may occur in the future.

      On October 31, 1995, the Company acquired Target Systems Corporation (Target) for an aggregate purchase price of $6,400,000. This purchase price was made up of the purchase of stock valued at $4,900,000 for cash and acquisition costs of approximately $1,500,000. Accordingly, the balance sheet accounts of Target and the result of its operations have been included in the consolidated financial statements of the Company since the date of acquisition.

      In the fourth quarter of 1995 the Company took a charge of $6,200,000 for in-process research and development from Target. The remaining purchase price of $200,000 is comprised of completed technology, goodwill and liabilities assumed. Goodwill and completed technology will be amortized over a period of seven years. During 1996, the Company acquired a distributor in the Netherlands. The acquisition is not material to operations in 1996.

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

 * 3.1  --     Restated Articles of Organization.

 * 3.2  --     By-laws.

*+10.1  --     1994 Equity Incentive Plan.

*+10.2  --     1984 Stock Option Plan.

**10.3  --     Commercial Lease between the Registrant and Westboro II-III Inc. dated
               January 5, 1996.

**10.4  --     Commercial Lease between the Registrant and Westboro I Real Estate Corp.
               dated January 15, 1996.

* 10.5  --     Standard form of Applixware Software License Agreement.

**10.6  --     1996 Director Stock Option Plan.

  11.1  --     Statement regarding computation of earnings per share.

 *21.1  --     Subsidiaries of the Registrant.

  23.1  --     Consent of Coopers & Lybrand L.L.P.



* Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

**Incorporated by referenced to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

+  Management contract or compensatory plan.