Form 10-K/A
period 1996-12-31
APPLIX INC /MA/
filed 1997-04-02
CIK 932112

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Amendment No. 1 on Form 10-K/A

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

This Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K, as filed with the Commission on March 31, 1997, is being filed for the purpose of filing the Financial Data Schedule to the Annual Report on Form 10-K.

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

                    *** 11.1 --     Statement regarding computation of earnings per share.

                      * 21.1 --     Subsidiaries of the Registrant.

                    *** 23.1 --     Consent of Coopers & Lybrand L.L.P.

                        27.1 --     Financial Data Schedule

----------

 * Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

 ** Incorporated by referenced to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

*** Previously filed.

+  Management contract or compensatory plan.

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



        Signature                             Title                                     Date
        ---------                             -----                                     ----
/s/ Jitendra S. Saxena
-----------------------       President and Chief Executive Officer and
Jitendra S. Saxena            Director (Principal executive officer)               April 2, 1997


                              Executive Vice President, Finance and
/s/ Patrick J. Scannell, Jr.  Administration, Chief Financial Officer and
-----------------------       Treasurer (Principal financing and accounting
Patrick J. Scannell, Jr.      officer)                                             April 2, 1997


-----------------------
Richard J. Davis              Director

/s/ Paul J. Ferri
-----------------------
Paul J. Ferri                 Director                                             April 2, 1997


-----------------------
Alain J. Hanover              Director

/s/ David C. Mahoney
-----------------------
David C. Mahoney              Director                                             April 2, 1997

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

  * 3.1  --     Restated Articles of Organization.

  * 3.2  --     By-laws.

 *+10.1  --     1994 Equity Incentive Plan.

 *+10.2  --     1984 Stock Option Plan.

 **10.3  --     Commercial Lease between the Registrant and Westboro II-III Inc. dated
               January 5, 1996.

 **10.4  --     Commercial Lease between the Registrant and Westboro I Real Estate Corp.
               dated January 15, 1996.

 * 10.5  --     Standard form of Applixware Software License Agreement.

 **10.6  --     1996 Director Stock Option Plan.

***11.1  --     Statement regarding computation of earnings per share.

  *21.1  --     Subsidiaries of the Registrant.

***23.1  --     Consent of Coopers & Lybrand L.L.P.

   27.1  --     Financial Data Schedule.



  *Incorporated by reference from the Company's Registration Statement on Form
   S-1 (File no. 33-85688).

 **Incorporated by referenced to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

***Previously filed.

+  Management contract or compensatory plan.