Form 10-Q
period 1997-03-31
APPLIX INC /MA/
filed 1997-05-15
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1997

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

         REGISTRANT HAD 9,957,106 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT MAY 9, 1997.

                                  APPLIX, INC.
                                      INDEX

                                                                 Page No.
                                                                 --------


Part I - Financial Information

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of
          March 31, 1997 (unaudited) and December 31, 1996           3

     Consolidated Statements of Operations (unaudited)
          for the three months ended March 31, 1997 and 1996         4

     Consolidated Statements of Cash Flows (unaudited)
          for the three months ended March 31, 1997 and 1996         5

     Notes to Consolidated Financial Statements                     6-7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           7-10

Part II - Other Information

Item 5.  Other Information                                          11

Item 6.  Exhibits and Reports on Form 8-K                           11

Signature                                                           12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                       APPLIX, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      (UNAUDITED)
                                                                      -----------  ------------

                                    ASSETS
                                    ------

Current assets:
     Cash and cash equivalents                                         $ 19,315      $ 19,882
     Accounts receivable, less allowance for doubtful accounts
          of $506 and $518 at March 31, 1997 and
          December 31, 1996, respectively                                 9,678        12,704
     Other current assets                                                 2,587         2,706
     Deferred tax asset                                                   2,946         2,946
                                                                       --------      --------
          Total current assets                                           34,526        38,238

Property and equipment, at cost                                          10,417        10,057
Less accumulated amortization and depreciation                           (5,847)       (5,401)
                                                                       --------      --------
     Net property and equipment                                           4,570         4,656
Capitalized software costs, net of accumulated
       amortization of $807 and $549 at March 31, 1997
     and December 31, 1996, respectively                                    482           482
Other assets                                                              1,020         1,138
                                                                       --------      --------
          Total assets                                                 $ 40,598      $ 44,514
                                                                       ========      ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
     Accounts payable                                                  $  1,599      $  3,012
     Accrued liabilities                                                  3,775         6,098
     Deferred revenue                                                     8,020         8,004
                                                                       --------      --------
          Total current liabilities                                      13,394        17,114
Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 10,227,506 and 10,182,562 shares issued at
          March 31, 1997 and December 31, 1996,
          respectively                                                       25            25
     Capital in excess of par value                                      40,496        40,053
     Accumulated deficit                                                (12,200)      (11,519)
     Treasury stock, 278,698 shares, at cost                               (933)         (933)
     Foreign currency translation adjustment                               (184)         (226)
                                                                       --------      --------
          Total stockholders' equity                                     27,204        27,400
                                                                       --------      --------
          Total liabilities and stockholders' equity                   $ 40,598      $ 44,514
                                                                       ========      ========


        The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED
                                                               ------------------
                                                             MARCH 31,      MARCH 31,
                                                               1997           1996
                                                               ----           ----

License revenue                                              $  7,510      $  7,809
Service revenue                                                 3,586         2,979
                                                             --------      --------

          Total revenues                                       11,096        10,788

Cost of license revenue                                           813           522
Cost of service revenue                                         1,535         1,077
                                                             --------      --------

          Gross margin                                          8,748         9,189

Operating expenses:
          Selling and marketing                                 6,946         4,680
          Research and development                              2,263         1,448
          General and administrative                              857           788
                                                             --------      --------

          Total operating expenses                             10,066         6,916
                                                             --------      --------

Operating (loss) income                                        (1,318)        2,273
Interest income, net                                              230           327
                                                             --------      --------

Net (loss) income before income taxes                          (1,088)        2,600

Provision for (benefit from) income taxes                        (407)          908
                                                             --------      --------

Net (loss) income                                            $   (681)     $  1,692
                                                             ========      ========

Net (loss) income per common and common equivalent share
(see Note C)                                                 $  (0.07)     $   0.16
                                                             ========      ========

Weighted average common and common equivalent shares
outstanding                                                     9,933        10,769
                                                             ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  APPLIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------

                                                                                 MARCH 31,      MARCH 31,
                                                                                   1997           1996
                                                                                   ----           ----

Operating activities:
Net income (loss)                                                                $  (681)        $ 1,692
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Depreciation                                                                      446             268
   Amortization of capitalized software costs                                        258             101
   Amortization of goodwill                                                          125               -
   Provision for doubtful accounts                                                   (12)              -
   Changes in operating assets and liabilities:
     Accounts receivable                                                           3,038          (1,259)
     Other assets                                                                    112             110
     Accounts payable                                                             (1,413)           (409)
     Accrued liabilities                                                          (2,323)            125
     Deferred revenue                                                                 16              75
                                                                                 -------         -------

   Cash provided by (used in) operating activities                                  (434)            703

Investing activities:
   Purchase of property and equipment                                               (360)           (736)
   Capitalized software costs                                                       (258)           (219)
                                                                                 -------         -------
   Cash used in investing activities                                                (618)           (955)

Financing activities:
   Principal payments under capital lease obligations                                  -             (19)
   Proceeds from exercise of incentive stock options and
     employee stock purchase plans                                                   443             444
                                                                                 -------         -------
   Cash provided by financing activities                                             443             425

   Effect of exchange rate changes on cash                                            42            (125)
                                                                                 -------         -------
   Net increase (decrease) in cash and cash equivalents                             (567)             48

Cash and cash equivalents at beginning of period                                  19,882          25,380
                                                                                 -------         -------
Cash and cash equivalents at end of period                                       $19,315         $25,428
                                                                                 =======         =======
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                                         $     -         $     3
                                                                                 =======         =======
Cash paid during the period for taxes                                            $    44         $   282
                                                                                 =======         =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:
         Applix develops, markets and supports Applixware, Applix TM1, Applix Anyware and Applix Enterprise. Applixware is an integrated family of software applications and tools for the real time enterprise, which provides the ability to access, analyze and communicate dynamically changing (real time) information such as stock market data or information from databases. Applix TM1 software is multi-dimensional on-line analytical processing software for real time on-demand calculations and analysis. Applix Anyware is a family of software products for Internet and Intranet applications which provides users the ability to connect to server-based information resources via Java-enabled Web browsers such as Netscape Navigator. Applix Enterprise is a family of software products that offers customers the ability to research, track and escalate activities for customer interaction applications, including help desk and customer service.

B.  BASIS OF PRESENTATION:
         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
         The results of the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. RECENTLY ISSUED ACCOUNTING STANDARD
         In February, 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards. SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). APB 15 requires the dual presentation of primary and fully diluted earnings per share. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock.

Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.
         SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by all the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data. The Company will adopt SFAS 128 in 1997, and has not yet determined the impact.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         From the second quarter of 1993 through the fourth quarter of 1996, the Company's revenues increased over the prior quarter. In support of that growth, the Company's infrastructure and employee base have grown accordingly. For the quarter ended March 31, 1997, the Company experienced disappointing sales in its European operations, and several large anticipated sales in other territories did not close during the quarter. Lower than expected revenues, combined with the Company's existing expense levels, resulted in a net loss. In response to these results, the Company is refocusing its business strategy, with increased emphasis on its emerging product groups, represented by the Applix Enterprise and Applix TM1 product lines. In addition, the Company is in the process of consolidating certain of the functions in its European subsidiaries, which has resulted in a reduction of its European employee base by 10 people, and is realigning its domestic resources according to current product needs, which has resulted in a reduction of its domestic work force by 10.
         License revenue decreased 4% to $7,510,000 for the quarter ended March 31, 1997 from $7,809,000 for the quarter ended March 31, 1996. Domestic license revenue increased 6% to $4,824,000 from $4,563,000 for the same period in 1996. International license revenue decreased 17% to $2,686,000 from $3,246,000 for the same period in 1996. Revenue from the financial services sector increased 1% to $3,747,000 from $3,693,000 for the quarter ended March 31, 1996. Revenue from the government sector increased 86% to $2,381,000 from $1,279,000 for the quarter ended March 31, 1996. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's future operating results will be partially dependent upon the continued acceptance of Applixware, and the success of the Applix Enterprise, Applix TM1 and Applix Anyware products.
         Service revenue increased 20% to $3,586,000 (or 32% of total revenues) from $2,979,000 (or 28% of total revenues) for the same period in 1996. This increase was due to increased maintenance revenue from the Company's growing customer base as well as an increased emphasis by the Company on selling training and consulting services.
         Of the total revenue for the quarter ended March 31, 1997, 74% was derived from the Decision Support Software (DSS) product line (i.e., Applixware, Anyware and TM1), and 26% was derived from the Customer Interaction Software
(CIS) product line (i.e., Enterprise). For the quarter ended March 31, 1996, the revenue was derived 89% from the DSS product line, and 11% from the CIS product line.

         Gross margin decreased to 79% for the quarter ended March 31, 1997 from 85% for the quarter ended March 31, 1996. License revenue gross margin decreased to 89% from 93% for the same period in 1996 primarily due to the reduction in license revenue, and the increase in capitalized software amortization and royalty costs. A portion of the royalty increase was attributable to the increased sales of the Enterprise product, which has a higher royalty expense than the Applixware product line. Service revenue gross margin decreased to 57% for the quarter ended March 31, 1997 from 64% for the quarter ended March 31, 1996, due to the increase in the number of support and consultant employees.
         Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 48% to $6,946,000 for the quarter ended March 31, 1997 from $4,680,000 for the quarter ended March 31, 1996. The expense increase was due primarily to increased staffing and marketing programs to support the Company's anticipated sales growth and the acquisition of Sinper Corporation in October 1996. These expenses increased as a percentage of total revenues to 63% for quarter ended March 31, 1997 from 43% for quarter ended March 31, 1996. Additionally, the Company is refocusing its investment in marketing activities for the emerging products groups, represented by the Applix Enterprise and Applix TM1 product lines. The Company expects to maintain current levels of spending for the remainder of 1997. However, the current spending level as a percentage of revenue may not be indicative of spending levels for future years due to this marketing investment.
         Research and development expenses, which consist primarily of employee salaries and benefits and related expenses, increased 56% to $2,263,000 for the quarter ended March 31, 1997 from $1,448,000 for the quarter ended March 31, 1996, and increased as a percentage of total revenues to 20% for the quarter ended March 31, 1997 from 13% for the quarter ended March 31, 1996. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of Sinper Corporation in October 1996. Total research and development expenditures, including capitalized software costs, were $2,521,000, including $258,000 in capitalized software development costs, or 23% of total revenues for the quarter ended March 31, 1997 and $1,667,000, including $219,000 in capitalized software development costs, or 15% of total revenues for the quarter ended March 31, 1996.
         General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 9% to $857,000 from $788,000 for the same period in 1996, and increased as a percentage of total revenues between these periods to 8% from 7%.
         Interest income decreased to $230,000 from $327,000 due to lower cash balances available for investments as a result of the purchase of Sinper Corporation in October, 1996 and the use of operating cash during the quarter ended March 31, 1997.
         The Company recorded a provision for income tax benefit for the quarter ended March 31, 1997 of $407,000 consistent with the Company's estimated annual effective tax rate of 37% compared to a provision of $908,000 or 35% of net income for the same period in 1996. In 1997, the Company increased the effective tax rate after determining that anticipated income would be sufficient to enable the Company to utilize its net operating loss carryforwards and tax credit carryforwards.
         This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.
         During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent quarters. The Company introduced the Applix Enterprise product line, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and introduced its Applix TM1 product line, acquired through its acquisition of Sinper Corporation, in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line. The future success of the Company is substantially dependent upon these product lines, and there can be no assurance that these product lines will achieve the sales levels anticipated by the Company. Moreover, it is possible that the introduction of certain of these new product lines may have an adverse affect on the sales of the Company's existing products. In addition, the existence of a number of different product lines presents management, sales and marketing, and product development challenges that the Company has not had to address in the past, and there can be no assurance that the Company will be successful in addressing these challenges.
         The Company's DSS product line is marketed as real-time decision support software. Accordingly, the Company's future success is substantially dependent upon the growth of the demand for real-time decision support solutions in a number of industry sectors and the Company's ability to identify this demand, develop solutions for the industry-specific needs and successfully market its products to customers requiring such solutions. In addition, the Company's success within any particular market for real-time decision support applications is dependent in large part upon its ability to establish strategic marketing relationships with leading vendors within that market.
         Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With newer operating systems that permit 32-bit processing on the desktop, such as Microsoft Windows/NT and Windows 95, the Company is now competing directly with vendors of PC software applications such as Microsoft, Lotus and Novell. This represents a more competitive environment than the Company has faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.
         The Company is still dependent to a significant degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real-time decision support solutions. License revenue from the financial services sector comprises over 40% of the Company's total license revenue, and the Company believes that the substantial majority of its financial services sector revenue was derived from companies engaged in the trading of securities. The securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.
         Future revenue growth will also depend significantly on sales from the Applix Enterprise product line in the CIS market. This market is growing rapidly, but the Company faces intense competition from larger companies also in this market, such as Remedy, Vantive, and Clarify.
         The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. The majority of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in the expected revenue could therefore result in a disproportionate decrease in the Company's net income.
         Most of the Company's international sales through subsidiaries are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenue received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency translation exposure or intercompany balances for the purpose of mitigating the effect of foreign currency fluctuations. The international portion of the Company's business is also subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, difficulties or delays in translating products into foreign languages, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.
         License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 20%, 28% and 14% of total license revenue during 1996, 1995 and 1994, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period, and the Company's government contract revenue is therefore likely to continue to fluctuate significantly from period to period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used funds from operations of $434,000 for the three months ended March 31, 1997. An additional $618,000 was used in investing activities for the purchase of equipment, and in capitalized software costs. $443,000 was generated from proceeds of the exercise of incentive stock options and employee stock purchase plans. As of March 31, 1997, the Company had cash and cash equivalents of $19,315,000 and working capital of $21,132,000.
         The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1997.
         To date, inflation has not had a material adverse effect on the Company's operating results.

                                  APPLIX, INC.



PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On April 29, 1997, the Board of Directors approved a stock option exchange program (the "Exchange Program"), pursuant to which full-time employees holding stock options issued in 1995, 1996 and 1997 under the Company's 1994 Equity Incentive Plan with an exercise price of $7.00 or more per share were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") for new options (the "New Options"). The New Options will cover such number of shares as is equal to the unexercised portion of the Existing Options and shall have an exercise price of $3.25 per share (the fair market value of the Company's Common Stock on such date). The New Options will have similar terms as the Existing Options, but will restart a five-year vesting schedule on the date of grant of the New Options.
         The Company uses stock options as a significant element of the compensation of employees, in part because it believes options provide an incentive to employees to maximize shareholder value. Stock options, because they become exercisable over time, also serve as a means of retaining employees. Because the market value of the Company's Common Stock has fallen below the exercise price of most outstanding options, the value of such stock options as a means of motivation and retaining employees has been significantly diminished. Accordingly, the Board of Directors has concluded that the Company needed to restore the value of the existing stock options as a means of motivating, retaining and providing incentive to employees in order to promote the successful implementation of the Company's growth strategies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
The exhibit filed as a part of this Form 10-Q is the following:

EXHIBIT 27.1:  Financial Data Schedule

                                   SIGNATURE


         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APPLIX, INC.


                                       By: /s/ Patrick J. Scannell, Jr.
                                          -----------------------------------
                                           Patrick J. Scannell, Jr.
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer




Date:   May 12, 1997