Form 10-Q
period 1997-06-30
APPLIX INC /MA/
filed 1997-08-13
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1997

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

     REGISTRANT HAD 10,022,898 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 7, 1997.

                                  APPLIX, INC.


                                      INDEX





                                                                   PAGE NO.
                                                                   --------
Part I - Financial Information

Item 1.  Consolidated Financial Statements:

   Consolidated Balance Sheets as of
     June 30, 1997 and December 31, 1996                               3


   Consolidated Statements of Operations
     for the three months ended June 30, 1997 and 1996                 4


   Consolidated Statements of Operations
        for the six months ended June 30, 1997 and 1996                5


   Consolidated Statements of Cash Flows
    for the six months ended June 30, 1997 and 1996                    6


   Notes to Consolidated Financial Statements                        7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9-13


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders          14

Item 6.  Exhibits and Reports on Form 8-K                             14

Signature                                                             15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                         1997            1996
                                                                                      (UNAUDITED)
                                    ASSETS                                            -----------     -----------
                                    ------
Current assets:
     Cash and cash equivalents                                                         $ 17,522        $ 19,882
     Accounts receivable, less allowance for doubtful accounts
        of $517 and $518 at June 30, 1997 and
        December 31, 1996, respectively                                                  11,016          12,704
     Other current assets                                                                 3,144           2,706
     Deferred tax asset                                                                   2,946           2,946
                                                                                       --------        --------
          Total current assets                                                           34,628          38,238

Property and equipment, at cost                                                          10,442          10,057
Less accumulated amortization and depreciation                                           (6,275)         (5,401)
                                                                                       --------        --------
     Net property and equipment                                                           4,167           4,656
Capitalized software costs, net of accumulated
       amortization of $1,000 and $549 at June 30, 1997
       and December 31, 1996, respectively                                                  482             482
Other assets                                                                                903           1,138
                                                                                       --------        --------
          Total assets                                                                 $ 40,180        $ 44,514
                                                                                       ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
     Accounts payable                                                                  $  1,535        $  3,012
     Accrued liabilities                                                                  3,909           6,098
     Deferred revenue                                                                     8,013           8,004
                                                                                       --------        --------
          Total current liabilities                                                      13,457          17,114

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 10,239,026 and 10,182,562 shares issued at
          June 30, 1997 and December 31, 1996, respectively                                  26              25
     Capital in excess of par value                                                      40,516          40,053
     Accumulated deficit                                                                (12,719)        (11,519)
     Treasury stock, 278,698 shares, at cost                                               (933)           (933)
     Foreign currency translation adjustment                                               (167)           (226)
                                                                                       --------        --------
          Total stockholders' equity                                                     26,723          27,400
                                                                                       --------        --------

          Total liabilities and stockholders' equity                                   $ 40,180        $ 44,514
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                                JUNE 30,        JUNE 30,
                                                                  1997           1996
                                                               ---------       ---------

License revenue                                                $ 8,367         $ 8,548
Service revenue                                                  3,338           3,567
                                                               -------         -------
          Total revenues                                        11,705          12,115

Cost of license revenue                                            792             542
Cost of service revenue                                          1,715           1,156
                                                               -------         -------
          Gross margin                                           9,198          10,417

Operating expenses:
          Selling and marketing                                  6,995           5,201
          Research and development                               2,282           1,558
          General and administrative                               989             791
                                                               -------         -------
          Total operating expenses                              10,266           7,550
                                                               -------         -------
Operating (loss) income                                         (1,068)          2,867
Interest income, net                                               244             300
                                                               -------         -------

Net (loss) income before income taxes                             (824)          3,167

Provision for (benefit from) income taxes                         (305)          1,110
                                                               -------         -------
Net (loss) income                                              $  (519)        $ 2,057
                                                               =======         =======
Net (loss) income per common and common equivalent share
(see Note C)                                                   $ (0.05)        $  0.19
                                                               =======         =======

Weighted average common and common equivalent shares
  outstanding                                                    9,986          10,767
                                                               =======         =======





The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  SIX MONTHS ENDED
                                                               ------------------------

                                                                  JUNE 30,     JUNE 30,
                                                                   1997          1996
                                                               ------------------------

License revenue                                                $ 15,877        $16,357
Service revenue                                                   6,924          6,546
                                                               --------        -------
          Total revenues                                         22,801         22,903

Cost of license revenue                                           1,605          1,063
Cost of service revenue                                           3,250          2,233
                                                               --------        -------
          Gross margin                                           17,946         19,607

Operating expenses:
          Selling and marketing                                  13,941          9,789
          Research and development                                4,545          3,006
          General and administrative                              1,846          1,671
                                                               --------        -------
          Total operating expenses                               20,332         14,466
                                                               --------        -------
Operating (loss) income                                          (2,386)         5,141
Interest income, net                                                474            627
                                                               --------        -------
Net (loss) income before income taxes                            (1,912)         5,768

Provision for (benefit from) income taxes                          (712)         2,018
                                                               --------        -------

Net (loss) income                                              $ (1,200)       $ 3,750
                                                               ========        =======

Net (loss) income per common and common equivalent share
  (see Note C)                                                 $  (0.12)       $  0.35
                                                               ========        =======
Weighted average common and common equivalent shares
  outstanding                                                     9,945         10,746
                                                               ========        =======



The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                    --------------------------
                                                                      JUNE 30,       JUNE 30,
                                                                        1997           1996
                                                                    --------------------------
Operating activities:
Net (loss) income                                                    $(1,200)        $ 3,750
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
          Depreciation                                                   874             396
          Amortization of capitalized software costs                     451             276
          Amortization of goodwill                                       234              32
          Provision for doubtful accounts                                 (1)            (15)
          Changes in operating assets and liabilities:
          Accounts receivable                                          1,689          (1,703)
          Other assets                                                  (438)           (794)
          Accounts payable                                            (1,477)            (87)
          Accrued liabilities                                         (2,189)            561
          Deferred revenue                                                 9           2,369
                                                                     -------         -------
          Cash (used in) provided by operating activities             (2,048)          4,785

Investing activities:
          Purchase of property and equipment                            (385)         (1,431)
          Capitalized software costs                                    (451)           (394)
                                                                     -------         -------
          Cash used in investing activities                             (836)         (1,825)

Financing activities:
          Principal payments under capital lease obligations              --             (33)
          Proceeds from exercise of incentive stock options              464             806
                                                                     -------         -------
          Cash provided by financing activities                          464             773

          Effect of exchange rate changes on cash                         60            (110)
                                                                     -------         -------
          Net (decrease) increase in cash and cash equivalents        (2,360)          3,623

Cash and cash equivalents at beginning of period                      19,882          25,380
                                                                     -------         -------

Cash and cash equivalents at end of period                           $17,522         $29,003
                                                                     =======         =======
Supplemental disclosure of cash flow information:

Cash paid during the period for taxes                                $    89         $ 1,155
                                                                     =======         =======




The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

     Applix is a leading provider of software for managing customer interaction, real time decision support and office productivity across globally networked, extended enterprise environments. The Company provides cross-platform client/server, network-centric, webtop and thin-client computing solutions throughout its core offerings: Applix Enterprise, customer satisfaction software; Applix TM1, real time multi-dimensional analysis software for financial decision support systems; Applix office automation solutions, including Applixware, an open suite of desktop and development tools for accessing, analyzing and communicating information in real time; Applix Office for UNIX(R) and Windows NT and Anyware Office for Java-based desktops; and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

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

     The results of the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                  APPLIX, INC.

Fully-diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.

     SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by all the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data. The Company will adopt SFAS 128 in 1997, but management believes it will not have a material impact on the EPS.

     In June 1997, the Financial Accounting Standard Board also issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

     In June 1997, the Financial Accounting Standard Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 13, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     For each quarter from the second quarter of 1993 through the fourth quarter of 1996, the Company's revenues increased over the prior quarter. In support of that growth, the Company's infrastructure and employee base grew accordingly. For both of the quarters ended March 31, 1997 and June 30, 1997, the Company experienced disappointing revenues, which did not continue the growth that the Company had been experiencing. Such revenues, combined with the Company's existing expense levels, resulted in a net loss.

     In response to these results, the Company in the quarter ended June 30, 1997 effected a reorganization and reduced its European headcount by approximately 10 people and its domestic headcount by 10 people. The cost of these reductions was approximately $250,000 and has been included in the operating expenses for the quarter. Although the Company reported increased revenues for the quarter ended June 30, 1997 as compared to the quarter ended March 31, 1997, it nonetheless reported a loss of $519,000. The Company continues to focus on the emerging business of Applix Enterprise and Applix TM1 while striving to maintain the Applixware and Applix Anyware business.

     License revenue decreased 2% to $8,367,000 for the quarter ended June 30, 1997 from $8,548,000 for the quarter ended June 30, 1996. Domestic license revenue was relatively flat as compared to the same period in 1996. International license revenue decreased 5% to $3,683,000 from $3,892,000 for the same period in 1996. Revenue from the financial services sector decreased 29% to $3,572,000 from $5,066,000 for the quarter ended June 30, 1996. Revenue from the government sector decreased 26% to $2,738,000 from $3,708,000 for the quarter ended June 30, 1996. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's future operating results will be partially dependent on the continued acceptance of Applix Enterprise, Applix TM1, Applixware and the success of Applix Anyware.

     Service revenue decreased 6% to $3,338,000 (or 29% of total revenues) from $3,567,000 (or 29% of total revenues) for the same period in 1996. This decrease was due to a decline in the orders for training and consulting services.

     Of the total revenue for the quarter ended June 30, 1997, 74% was derived from the Decision Support Software (DSS) product line (i.e. Applixware, Anyware and TM1), and 26% was derived from the Customer Interaction Software (CIS) product line (i.e. Enterprise). For the quarter ended June 30, 1996, the revenue was derived 89% from the DSS product line, and 11% from the CIS product line.

     Gross margin decreased to 79% for the quarter ended June 30, 1997 from 86% for the quarter ended June 30, 1996. License revenue gross margin decreased to 91% from 94% for the same period in 1996 primarily due to an increase in royalty and documentation costs. A portion of the royalty increase was attributable to the increased sales of the Applix Enterprise and Applix TM1 product lines, which have a higher royalty expense than the Applixware product line. Service revenue gross margin decreased to 49% for the quarter ended June 30, 1997 from 68% for the quarter ended June 30, 1996, due to the net increase in the number of support employees and consultants and the cost of outside consultants used for the Enterprise product line.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 34% to $6,995,000 for the quarter ended June 30, 1997 from $5,201,000 for the quarter ended June 30, 1996. The expense increase was primarily due to increased staffing and marketing programs to support the Company's anticipated sales growth and the acquisition of Sinper Corporation in October 1996. These expenses increased as a percentage of total revenues to 60% for quarter ended June 30, 1997 from 43% for quarter ended June 30, 1996. Additionally, the Company is refocusing its investment in marketing activities for the emerging products groups, represented by the Applix Enterprise and Applix TM1 product lines. The Company expects to maintain current levels of spending for the remainder of 1997. However, the current spending level as a percentage of revenue may not be indicative of spending levels for future years due to this marketing investment.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 46% to $2,282,000 for the quarter ended June 30, 1997 from $1,558,000 for the quarter ended June 30, 1996, and increased as a percentage of total revenues to 19% for the quarter ended June 30, 1997 from 13% for the quarter ended June 30, 1996. The increase in these expenses was primarily due to the acquisition of Sinper Corporation in October 1996. Total research and development expenditures, including capitalized software costs, were $2,475,000, including $193,000 in capitalized software development costs, or 21% of total revenues for the quarter ended June 30, 1997 compared to $1,733,000, including $175,000 in capitalized software development costs, or 14% of total revenues for the quarter ended June 30, 1996.

     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 25% to $989,000 from $791,000 for the same period in 1996, and increased as a percentage of total revenues between these periods to 8% from 7%. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of Sinper Corporation in October 1996.

     Interest income decreased to $244,000 from $300,000 due to lower cash balances available for investments as a result of the purchase of Sinper Corporation in October 1996 and the use of operating cash during the six months ended June 30, 1997.

     The Company recorded a provision for income tax benefit for the quarter ended June 30, 1997 of $305,000 based on the Company's estimated annual effective tax rate of 37%, compared to a provision of $1,110,000 or 35% of net income for the same period in 1996. In 1997, the Company increased the effective tax rate after determining that anticipated income would be sufficient to enable the Company to utilize substantially all its net operating loss carryforwards and tax credit carryforwards.

     This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward- looking statements. These factors include, without limitation, those set forth below.

     During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent quarters. The Company introduced the Applix Enterprise product line, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and introduced the Applix TM1 product line, acquired through its acquisition of Sinper Corporation, in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line. The future success of the Company is substantially dependent upon these product lines, and there can be no assurance that these product lines will achieve the sales levels anticipated by the Company. Moreover, it is possible that the introduction of certain of these new product lines may have an adverse affect on the sales of the Company's existing products. In addition, the existence of a number of different product lines presents management, sales and marketing, and product development challenges that the Company has not had to address in the past, and there can be no assurance that the Company will be successful in addressing these challenges.

     The Company's DSS product line is marketed as real time decision support software. Accordingly, the Company's future success is substantially dependent upon the growth of the demand for real time decision support solutions in a number of industry sectors and the Company's ability to identify this demand, develop solutions for the industry-specific needs and successfully market its products to customers requiring such solutions. In addition, the Company's success within any particular market for real time decision support applications is dependent in large part upon its ability to establish strategic marketing relationships with leading vendors within that market.

     Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With newer operating systems that permit 32-bit processing on the desktop, such as Microsoft Windows/NT and Windows 95, the Company is now competing directly with vendors of PC software applications such as Microsoft, Lotus and Corel. This represents a more competitive environment than the Company has faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products. Since the acquisition of Sinper Corporation, the Company now has offerings which compete with Arbor Software and Oracle Corporation.

     The Company is still dependent to a significant degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real time decision support solutions. License revenue from the financial services sector comprises over 32% of the Company's total license revenue, and the Company believes that the substantial majority of its financial services sector revenue was derived from companies engaged in the trading of securities. The securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.

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

     License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 26%, 20%, 28% and 14% of total license revenue during the six months ended June 30, 1997, and during 1996, 1995 and 1994, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period, and the Company's government contract revenue is therefore likely to continue to fluctuate significantly from period to period.



RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     License revenue decreased 3% to $15,877,000 for the six months ended June 30, 1997 from $16,357,000 for the six months ended June 30, 1996. Domestic license revenue increased 3% to $9,509,000 from $9,219,000 for the same period in 1996. International license revenue decreased 11% to $6,368,000 from $7,138,000 for the same period in 1996. Revenue from the financial services sector decreased 26% to $7,320,000 from $9,910,000 for the six months ended June 30, 1996. Revenue from the government sector decreased 6% to $5,119,000 from $5,425,000 for the six months ended June 30, 1996.


     Service revenue increased 6% to $6,924,000 (or 30% of total revenues) from $6,546,000 (or 29% of total revenues) for the same period in 1996. This increase was primarily due to increased maintenance revenue from the Company's growing customer base.

         Of the total revenue for the six months ended June 30, 1997, 74% was derived from the Decision Support Software (DSS) product line (i.e. Applixware, Anyware and TM1), and 26% was derived from the Customer Interaction Software
(CIS) product line (i.e. Enterprise). For the six months ended June 30, 1996, the revenue was derived 89% from the DSS product line, and 11% from the CIS product line.

     Gross margin decreased to 79% for the six months ended June 30, 1997 from 86% for the six months ended June 30, 1996. License gross margin decreased to 90% from 94% for the same period in 1996 primarily due to the reduction in license revenue, and the increase in capitalized software amortization, royalty and documentation costs. Service gross margin decreased to 53% for the six months ended June 30, 1997 from 66% for the six months ended June 30, 1996, due to the increase in the number of support employees and consultants and the cost of outside consultants used for the Enterprise product line.

     Selling and marketing expenses increased 42% to $13,941,000 for the six months ended June 30, 1997 from $9,789,000 for the six months ended June 30, 1996. The expense increase was primarily due to increased staffing and marketing programs to support the Company's anticipated sales growth and the acquisition of Sinper Corporation in October 1996. These expenses increased as a percentage of total revenues to 61% from 43% for the same period in 1996. Additionally, the Company is refocusing its investment in marketing activities for the emerging products groups, represented by the Applix Enterprise and Applix TM1 product lines.

     Research and development expenses increased 51% to $4,545,000 for the six months ended June 30, 1997 from $3,006,000 for the six months ended June 30, 1996, and increased as a percentage of total revenues to 20% for the six months ended June 30, 1997 from 13% for the six months ended June 30, 1996. The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of Sinper Corporation in October 1996. Total research and development expenditures, including capitalized software costs, were $4,996,000, including $451,000 in capitalized software costs, or 22% of total revenue for the six months ended June 30, 1997 and $3,400,000, including $394,000 in capitalized software development costs, or 15% of total revenues for the six months ended June 30, 1996.

     General and administrative expenses increased 10% to $1,846,000 from $1,671,000 for the same period in 1996, and increased as a percentage of total revenues between these periods to 8% from 7%.

The increase in these expenses was primarily due to the hiring of additional personnel and the acquisition of Sinper Corporation in October 1996.

     Interest income decreased to $474,000 from $627,000 due to lower cash balances available for investments as a result of the purchase of Sinper Corporation in October 1996 and the use of operating cash during the six months ended June 30, 1997.

     The Company recorded a provision for income tax benefit for the six months ended June 30, 1997 of $712,000 based on the Company's estimated annual effective tax rate of 37%, compared to a provision of $2,018,000 or 35% of net income for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used funds from operations of $2,048,000 for the six months ended June 30, 1997. An additional $836,000 was used in investing activities for the purchase of equipment and in capitalized software costs. $464,000 was generated from proceeds of the exercise of incentive stock options and employee stock purchase plans. As of June 30, 1997, the Company had cash and cash equivalents of $17,522,000 and working capital of $21,171,000.

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

PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 8, 1997, the following proposals were adopted by the vote specified below:



                                                                                           Broker
                    Proposal          For                Against       Abstain           Non-Votes
                    --------          ---                -------       -------           ---------

1.  Election of Directors:
    David C. Mahoney                  7,818,364             N.A.          N.A.                N.A.

2.  Amendment to Company's
    1994 Equity Incentive Plan        7,781,775          906,827        39,127             52,813

3.  Ratification of Coopers &
    Lybrand LLP as independent
    auditors                          8,748,258           20,795        10,689                 --





     A description of each proposal voted upon is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
The exhibit filed as a part of this Form 10-Q is the following:

EXHIBIT 27.1: Financial Data Schedule

                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 APPLIX, INC.


                                 By:/s/ Patrick J. Scannell, Jr.
                                    ---------------------------------
                                       Patrick J. Scannell, Jr.
                                       Executive Vice President
                                       Chief Financial Officer and Treasurer


Date: August 11, 1997