Form 10-Q
period 1997-09-30
APPLIX INC /MA/
filed 1997-11-14
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

     REGISTRANT HAD 10,056,129 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT NOVEMBER 7, 1997.

                                  APPLIX, INC.

                                      INDEX





                                                                       Page No.
                                                                       --------

Part I - Financial Information

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of
       September 30, 1997 (unaudited) and December 31, 1996               3


     Unaudited Consolidated Statements of Operations
       for the three months ended September 30, 1997 and 1996             4


     Unaudited Consolidated Statements of Operations
       for the nine months ended September 30, 1997 and 1996              5


     Unaudited Consolidated Statements of Cash Flows
       for the nine months ended September 30, 1997 and 1996              6


     Notes to Consolidated Financial Statements                          7-8


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 9-13


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 14


Signature                                                                 15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1997           1996
                                                                    (UNAUDITED)
                                                                   -------------   ------------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents                                          $  8,841       $ 19,882
  Short-term investments                                               10,471            -
  Accounts receivable, less allowance for doubtful accounts
    of $522 and $518 at September 30, 1997 and
    December 31, 1996, respectively                                    10,738         12,704
  Other current assets                                                  2,878          2,706
  Deferred tax asset                                                    2,946          2,946
                                                                     --------       --------
    Total current assets                                               35,874         38,238

Property and equipment, at cost                                        10,972         10,057
Less accumulated amortization and depreciation                         (6,764)        (5,401)
                                                                     --------       --------
  Net property and equipment                                            4,208          4,656
Capitalized software costs, net of accumulated
  amortization of $1,179 and $549 at September 30, 1997
  and December 31, 1996, respectively                                     482            482
Other assets                                                              971          1,138
                                                                     --------       --------

    Total assets                                                     $ 41,535       $ 44,514
                                                                     ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable                                                   $  1,975       $  3,012
  Accrued liabilities                                                   4,474          6,098
  Deferred revenue                                                      7,911          8,004
                                                                     --------       --------
    Total current liabilities                                          14,360         17,114

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized
  Common stock, $.0025 par value; 30,000,000 shares
    authorized; 10,319,357 and 10,182,562 shares issued at
    September 30, 1997 and December 31, 1996, respectively                 26             25
  Capital in excess of par value                                       40,861         40,053
  Accumulated deficit                                                 (12,563)       (11,519)
  Treasury stock, 278,698 shares, at cost                                (933)          (933)
  Foreign currency translation adjustment                                (216)          (226)
                                                                     --------       --------
    Total stockholders' equity                                         27,175         27,400
                                                                     --------       --------

    Total liabilities and stockholders' equity                       $ 41,535       $ 44,514
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                       -----------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                            1997           1996
                                                       -------------   -------------

License revenue                                           $ 8,409        $ 9,740
Service revenue                                             3,791          3,615

                                                          -------        -------
    Total revenues                                         12,200         13,355

Cost of license revenue                                       799            650
Cost of service revenue                                     1,666          1,390

                                                          -------        -------
    Gross margin                                            9,735         11,315

Operating expenses:
    Selling and marketing                                   6,745          5,702
    Research and development                                2,100          1,703
    General and administrative                                884            816
                                                          -------        -------

    Total operating expenses                                9,729          8,221
                                                          -------        -------

Operating income                                                6          3,094
Interest income, net                                          243            358
                                                          -------        -------

Net income before income taxes                                249          3,452

Provision for income taxes                                     93          1,208
                                                          -------        -------

Net  income                                               $   156        $ 2,244
                                                          =======        =======

Net income per common and common equivalent share
(see Note C)                                              $  0.01        $  0.21
                                                          =======        =======

Weighted average common and common equivalent shares
outstanding                                                11,319         10,635
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  NINE MONTHS ENDED
                                                           -----------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                               1997            1996
                                                           -------------   -------------

License revenue                                               $24,286        $26,097
Service revenue                                                10,715         10,161
                                                              -------        -------

    Total revenues                                             35,001         36,258

Cost of license revenue                                         2,404          1,714
Cost of service revenue                                         4,916          3,623
                                                              -------        -------

    Gross margin                                               27,681         30,921

Operating expenses:
    Selling and marketing                                      20,686         15,491
    Research and development                                    6,645          4,709
    General and administrative                                  2,730          2,487
                                                              -------        -------

    Total operating expenses                                   30,061         22,687
                                                              -------        -------

Operating (loss) income                                        (2,380)         8,234
Interest income, net                                              717            985
                                                              -------        -------

Net (loss) income before income taxes                          (1,663)         9,219

Provision for (benefit from) income taxes                        (619)         3,226
                                                              -------        -------

Net (loss) income                                             $(1,044)       $ 5,993
                                                              =======        =======


Net (loss) income per common and common equivalent share
(see Note C)                                                  $ (0.10)       $  0.56
                                                              =======        =======


Weighted average common and common equivalent shares
outstanding                                                     9,966         10,707
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                            -------------------------------
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1997             1996
                                                            -------------     -------------

Operating activities:
Net (loss) income                                              $ (1,044)         $ 5,993
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
    Depreciation                                                  1,363              771
    Amortization of capitalized software costs                      630              461
    Amortization of goodwill                                        339              119
    Provision for doubtful accounts                                   4               (8)
    Changes in operating assets and liabilities:
    Accounts receivable                                           1,962           (1,633)
    Other assets                                                   (344)          (1,202)
    Accounts payable                                             (1,037)            (380)
    Accrued liabilities                                          (1,885)             494
    Deferred revenue                                                (93)          (1,943)
                                                               --------          -------

    Cash (used in) provided by operating activities                (105)           2,672

Investing activities:
    Purchase of property and equipment                             (915)          (2,243)
    Capitalized software costs                                     (630)            (580)
    Purchase of short-term investments                          (10,471)             -
    Investment in foreign subsidiary                                -               (389)
                                                               --------          -------

    Cash used in investing activities                           (12,016)          (3,212)

Financing activities:
    Capital lease borrowings                                        329              -
    Principal payments under capital lease obligations              (68)             (47)
    Proceeds from exercise of incentive stock options               809            1,398
                                                               --------          -------

    Cash provided by financing activities                         1,070            1,351

    Effect of exchange rate changes on cash                          10             (141)
                                                               --------          -------

    Net (decrease) increase in cash and cash equivalents        (11,041)             670

Cash and cash equivalents at beginning of period                 19,882           25,380
                                                               --------          -------

Cash and cash equivalents at end of period                     $  8,841          $26,050
                                                               ========          =======

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes                          $    104          $ 1,886
                                                               ========          =======

        The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

     Applix is a leading provider of software for managing customer interaction, real time decision support and office productivity across globally networked, extended enterprise environments. The Company provides cross-platform client/server, network-centric, webtop and thin-client computing solutions throughout its core offerings. The solutions offered within customer interaction software (CIS) is Applix Enterprise. The Company offers the following array of solutions within decision support software (DSS): Applix TM1, real time multi-dimensional analysis software for financial decision support systems; Applixware, an open suite of desktop and development tools for accessing, analyzing and communicating information in real time, Applix Office for UNIX(R) and Windows NT and Anyware Office for Java-based desktops; and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

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

     The results of the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D.  SHORT-TERM INVESTMENTS

     All short-term investments are classified as available-for-sale, and are in liquid high grade commercial paper. Those investments that are part of the Company's cash management portfolio with original maturities of three months or less are reported as cash equivalents.

E.  RECENTLY ISSUED ACCOUNTING STANDARD

     In February, 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). This statement attempts to simplify

                                  APPLIX, INC.

E. RECENTLY ISSUED ACCOUNTING STANDARD (CONTINUED)


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

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     For each quarter from the second quarter of 1993 through the fourth quarter of 1996, the Company's revenues increased over the prior quarter. In support of that growth, the Company's infrastructure and employee base grew accordingly. For the first two quarters of 1997 the Company experienced disappointing revenues, which did not continue the growth that the Company had been experiencing. Such revenues, combined with the Company's existing expense levels, resulted in a net loss for the first two quarters of 1997. In response to these results, the Company in the quarter ended June 30, 1997 effected a reorganization and reduced its European headcount by approximately 10 people and its domestic headcount by 10 people. The cost of these reductions was approximately $250,000 and was included in the operating expenses for the second quarter. During the quarter ended September 30, 1997 the Company increased revenue over the prior two quarters and recorded a small profit.

     License revenue decreased 14% to $8,409,000 for the quarter ended September 30, 1997 from $9,740,000 for the quarter ended September 30, 1996. Domestic license revenue decreased 12% to $4,638,000 from $5,245,000 as compared to the same period in 1996. International license revenue decreased 16% to $3,771,000 from $4,495,000 for the same period in 1996. Revenue from the financial services sector decreased 50% to $2,967,000 from $5,924,000 for the quarter ended September 30, 1996. Revenue from the government sector decreased 2% to $2,018,000 from $2,069,000 for the quarter ended September 30, 1996. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's future operating results will be dependent on the continued acceptance and success of the customer interaction software (CIS) which consists of Applix Enterprise, and decision support software (DSS) which consists of Applix TM1, Applixware and Applix Anyware.

     Service revenue increased 5% to $3,791,000 (or 31% of total revenues) from $3,615,000 (or 27% of total revenues) for the same period in 1996. This increase was due to an increase in maintenance revenue from the Company's growing customer base.

     Of the total revenue for the quarter ended September 30, 1997, 64% was derived from the DSS product line, and 36% was derived from the CIS product line. For the quarter ended September 30, 1996, 83% of the revenue was derived from the DSS product line, and 17% from the CIS product line.

     Gross margin decreased to 80% for the quarter ended September 30, 1997 from 85% for the quarter ended September 30, 1996. License revenue gross margin decreased to 90% from 93% for the same period in 1996 primarily due to an increase in royalty costs. A portion of the royalty increase was attributable to the increased sales of the Applix Enterprise and Applix TM1 product lines, which have a higher royalty expense than the Applixware product line. Service revenue gross margin decreased to 56% for the quarter ended September 30, 1997 from 62% for the quarter ended September 30, 1996, due to the cost of outside consultants used for the CIS product line.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 18% to $6,745,000 for the quarter ended September 30, 1997 from $5,702,000 for the quarter ended September 30, 1996. The expense increase was primarily due to marketing programs, cost of personnel and the additional operating expenses from the acquisition of Sinper Corporation in October 1996. These expenses increased as a percentage of total revenues to 55% for quarter ended September 30, 1997 from 43% for quarter ended September 30, 1996. The Company is refocusing its investment in marketing activities on the emerging segments of the CIS and DSS product lines. The Company expects to maintain current levels of spending for the remainder of 1997. However, the current spending level as a percentage of revenue may not be indicative of spending levels for future years due to this marketing investment.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 23% to $2,100,000 for the quarter ended September 30, 1997 from $1,703,000 for the quarter ended September 30, 1996, and increased as a percentage of total revenues to 17% for the quarter ended September 30, 1997 from 13% for the quarter ended September 30, 1996. The increase in these expenses was primarily due to increased cost of personnel and the additional operating expenses from the acquisition of Sinper Corporation in October 1996. Total research and development expenditures, including capitalized software costs, were $2,279,000, including $179,000 in capitalized software development costs, or 19% of total revenues for the quarter ended September 30, 1997 compared to $1,888,000, including $185,000 in capitalized software development costs, or 14% of total revenues for the quarter ended September 30, 1996.

     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 8% to $884,000 for the quarter ended September 30, 1997 from $816,000 for the same period in 1996, and increased as a percentage of total revenues between these periods to 7% from 6%. The increase in these expenses was primarily due to the hiring of additional personnel.

     Interest income decreased to $243,000 from $358,000 due to lower cash balances available for investments primarily as a result of the purchase of Sinper Corporation in October 1996. Cash, cash equivalents and short-term investments were $19,312,000 as of September 30, 1997 which is consistent with cash and cash equivalents as of December 31, 1997.

     The Company recorded a provision for income taxes for the quarter ended September 30, 1997 of $93,000 based on the Company's estimated annual effective tax rate of 37%, compared to a provision of $1,208,000 or 35% of net income for the same period in 1996.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     License revenue decreased 7% to $24,286,000 for the nine months ended September 30, 1997 from $26,097,000 for the nine months ended September 30, 1996. Domestic license revenue decreased 2% to $14,146,000 from $14,465,000 for the same period in 1996. International license revenue decreased 13% to $10,140,000 from $11,632,000 for the same period in 1996. Revenue from the financial services sector decreased 35% to $10,287,000 from $15,834,000 for the nine months ended September 30, 1996. Revenue from the government sector decreased 5% to $7,137,000 from $7,494,000 for the nine months ended September 30, 1996.

     Service revenue increased 5% to $10,715,000 (or 31% of total revenues) from $10,161,000 (or 28% of total revenues) for the same period in 1996. This increase was primarily due to increased maintenance revenue from the Company's growing customer base.

     Of the total revenue for the nine months ended September 30, 1997, 71% was derived from the DSS product line, and 29% was derived from the CIS product line. For the nine months ended September 30, 1996, 87% of the revenue was derived from the DSS product line, and 13% from the CIS product line.

     Gross margin decreased to 79% for the nine months ended September 30, 1997 from 85% for the nine months ended September 30, 1996. License gross margin decreased to 90% from 93% for the same period in 1996 due to the reduction in license revenue, and the increase in capitalized software amortization, royalty and documentation costs. Service gross margin decreased to 54% for the nine months ended September 30, 1997 from 64% for the nine months ended September 30, 1996, due to the increase in the cost of outside consultants used for the CIS product line.

     Selling and marketing expenses increased 34% to $20,686,000 for the nine months ended September 30, 1997 from $15,491,000 for the nine months ended September 30, 1996. The expense increase was primarily due to marketing programs, staffing levels and the additional operating expenses from the acquisition of Sinper Corporation in October 1996. These expenses increased as a percentage of total revenues to 59% from 43% for the same period in 1996.

     Research and development expenses increased 41% to $6,645,000 for the nine months ended September 30, 1997 from $4,709,000 for the nine months ended September 30, 1996, and increased as a percentage of total revenues to 19% for the nine months ended September 30, 1997 from 13% for the nine months ended September 30, 1996. The increase in these expenses was primarily due to increased cost of personnel, staffing levels and the additional operating expenses from the acquisition of Sinper Corporation in October 1996. Total research and development expenditures, including capitalized software costs, were $7,275,000, including $630,000 in capitalized software costs, or 21% of total revenue for the nine months ended September 30, 1997 and $5,289,000, including $580,000 in capitalized software development costs, or 15% of total revenues for the nine months ended September 30, 1996.

     General and administrative expenses increased 10% to $2,730,000 for the nine months ended September 30, 1997 from $2,487,000 for the same period in 1996, and increased as a percentage of total revenues between these periods to 8% from 7%. The increase in these expenses was primarily due to the hiring of additional personnel.

     Interest income decreased to $717,000 from $985,000 due to lower cash balances available for investments primarily as a result of the purchase of Sinper Corporation in October 1996.

     The Company recorded a provision for income tax benefit for the nine months ended September 30, 1997 of $619,000 based on the Company's estimated annual effective tax rate of 37%, compared to a provision of $3,226,000 or 35% of net income for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used funds from operations of $105,000 for the nine months ended September 30, 1997. An additional $1,545,000 was used in investing activities for the purchase of equipment and in capitalized software costs. The proceeds generated from the exercise of incentive stock options and employee stock purchase plans was $809,000. As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $19,312,000 and working capital of $21,514,000.

     The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1997.

     To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS


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

     During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent quarters. The Company introduced the Applix Enterprise (CIS) product line, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and introduced the Applix TM1 (DSS) product line, acquired through its acquisition of Sinper Corporation, in late 1996. In addition, the Company has developed and introduced the Applix Anyware
(DSS) product line. The future success of the Company is substantially dependent upon these product lines, and there can be no assurance that these product lines will achieve the sales levels anticipated by the Company. Moreover, it is possible that the introduction of certain of these new product lines may have an adverse affect on the sales of the Company's existing products. In addition, the existence of a number of different product lines presents management, sales and marketing, and product development challenges that the Company has not had to address in the past, and there can be no assurance that the Company will be successful in addressing these challenges.

     The Company's DSS product line is marketed as real time decision support software. Accordingly, the Company's future success is substantially dependent upon the growth of the demand for real time decision support software in a number of industry sectors and the Company's ability to identify this demand, develop solutions for the industry-specific needs and successfully market its products to customers requiring such solutions. In addition, the Company's success within any particular market for real time decision support applications is dependent in large part upon its ability to establish strategic marketing relationships with leading vendors within that market. Presently, a significant portion of the DSS business is conducted through indirect sales channels with value added resellers' and original equipment manufacturers' (ie. Hyperion and IQ Software). Since the Company is dependent upon their efforts and commitment to selling DSS products in the market place, any decline in this could effect the sales volume derived from these third parties.

     Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With newer operating systems that permit 32-bit processing on the desktop, such as Microsoft Windows/NT and Windows 95, the Company is now competing directly with vendors of PC software applications such as Microsoft, Lotus and Corel. This represents a more competitive environment than the Company has faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products. Since the acquisition of Sinper Corporation, the Company now has products which compete with more established companies in the market place such as Arbor Software and Oracle Corporation.

     The Company is still dependent to a degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real time decision support solutions. License revenue from the financial services sector comprised 24% of the Company's total license revenue during the three months ended September 30, 1997 and 30% for the nine months ended September 30, 1997, and the Company believes that the substantial majority of its financial services sector revenue was derived from companies engaged in the trading of securities. The securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.

     Future revenue growth will also depend significantly on sales from the Applix Enterprise (CIS) product line. This market is growing rapidly, but the Company faces intense competition from companies in this market, such as Remedy, Vantive, Clarify and Onyx.

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

     License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 17%, 23% and 27% of total license revenue during the nine months ended September 30, 1997, 1996 and 1995, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period, and the Company's government contract revenue is therefore likely to continue to fluctuate significantly from period to period.

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



                                        APPLIX, INC.



                                        By: /s/ Patrick J. Scannell, Jr.
                                            ------------------------------------
                                            Patrick J. Scannell, Jr.
                                            Executive Vice President
                                            Chief Financial Officer and
                                            Treasurer

Date:   November 10, 1997