Form 10-K405
period 1997-12-31
APPLIX INC /MA/
filed 1998-03-31
CIK 932112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 For Annual and Transitional Reports Pursuant to Sections 13 or 15(d) of
                      The Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 0-25040

                                  APPLIX, INC.
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                         04-2781676
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)


              112 Turnpike Road, Westboro, Massachusetts 01581-2831
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

On March 17, 1998, the aggregate market value of Common Stock held by non-affiliates of the registrant was $57,890,270 based on the closing price of the Common Stock on the Nasdaq National Market on March 17, 1998.

The number of shares of Common Stock outstanding as of March 18, 1998 was 10,146,401.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT PART                                                          FORM 10-K

Definitive Proxy Statement with respect to                             Part III
the Annual Meeting of Stockholders to be held on May 8, 1998 to be filed with the Securities and Exchange Commission

\
                                     PART I

ITEM 1. BUSINESS

GENERAL

      Applix, Inc. ("Applix" or the "Company") develops, markets and supports front-office software applications which allow organizations to become "real-time" enterprises by improving decision making and corporate productivity. Applix's product lines consist of Customer Interaction Software (CIS) products, aimed at enabling and improving the management of internal and external customer interactions, and a family of Decision Support Software (DSS) products, which provide for real-time access and analysis of data. Both the CIS products and the DSS products are available on a variety of UNIX, Windows/NT, Windows 95 and Internet-enabled platforms and are available in English, French, German and Japanese.

CIS SOLUTIONS

      INDUSTRY BACKGROUND

      In order for an organization to provide superior customer service and engender loyalty among its customers, an organization must demonstrate to its customers that the organization understands, can anticipate, and can respond effectively to the needs of its customers. In order to achieve this goal, an organization needs software solutions that allow members of the organization to easily and effectively access, communicate and share information about that organization's customers across many departments of that organization. The need for such software solution has resulted in the development of "customer interaction software," or CIS solutions. CIS solutions provide software applications that enable users to organize and manage their customer-related functions, such as sales, service and product development.

      THE APPLIX CIS SOLUTION -  APPLIX ENTERPRISE

      The Company is a leading provider of Internet-enabled, object oriented CIS solutions, sold under the name Applix Enterprise. The Applix Enterprise solution is comprised of an easy-to-use family of products that can be easily customized and rapidly deployed. Applix Enterprise products are based on an architecture called Enterprise Solutions Platform (ESP), which provides the following benefits:

      INTEGRATION - Applix's Enterprise products share a common database, permitting all departments and personnel to look at the same customer data so the information is consistent across all work groups.

      CONFIGURABILITY - The applications can be easily configured and customized to adapt to the unique processes of an organization or department.

      SCALABILITY - Applix Enterprise is based on a multi-tier architecture, which allows the product to grow as the user's requirement grows.

      INTERNET INTEGRATION - Through the use of Java (a programming environment), ESP enables the functionality of Applix Enterprise to be accessed remotely using "thin client" technology such as Internet browsers.

      RAPID CUSTOMIZATION AND DEPLOYMENT - The ESP platform enables Applix Enterprise to be easily customized and rapidly deployed, thereby enabling users to more quickly provide their customers with the benefits of the CIS solution.

      Applix Enterprise consists of the following modules:

      APPLIX SALES is a sales automation solution that enables customers to manage every phase of their sales cycle -- from initial lead generation through qualification, close and fulfillment. Applix Sales enables users to perform functions including lead tracking, forecasting, quote generation and account management.

      APPLIX SERVICE is an application for service departments. It offers resource allocation and auto-assignment features for the management of requests received via telephone, the Internet, e-mail and fax; maintains information about customer calls, resolutions, escalation status, and notifications; provides customer feedback on product performance, function and features directly to an organization's product development and quality assurance departments; and displays customer history so customer service representatives are always informed and ready to answer questions. Applix Service allows customers of an organization to use the Internet to report problems and access information to assist them in solving problems. The SupportLink interface includes multi-media solution display, hypertext searching and case-based decision trees.

      APPLIX HELPDESK is an enterprise-wide incident management system which helps manage customer problems, from initial log-in through resource allocation, escalation, modification and resolution. The Applix Quick Solve resolution technology allows customers to search multiple databases simultaneously. Like Applix Service, Applix Helpdesk enables an organization's customers to report problems and access solutions via the Internet, and it provides customer feedback on product performance, function and features directly to an organization's product development and quality assurance departments.

      The Applix Enterprise applications listed above are typically bundled with the following third-party applications:

      KNOWLEDGE-PAKS (licensed from ServiceWare, Inc.) are pre-packaged solutions to commonly asked questions/problems encountered by end users of many of the applications used in today's business environment.

      CRYSTAL REPORTS (licensed from Seagate Software Company) is an application which gives help-desk or customer service managers the ability to report on information within their support database.

      WINBEEP (licensed from Integra Technology International, Inc.) is a wireless messaging product which sends alphanumeric messages from a PC to either alphanumeric pagers or mobile PCs with pager cards.

      The list price of licenses for each of Applix Sales, Applix Service and Applix HelpDesk is $1,995 per concurrent user. The products are also available in packaged versions (which include some training and consulting) ranging in prices from $14,995 for a five-user system to $195,000 for a 100-user system. The suggested price of licenses for the third-party applications listed above range from $100 per concurrent user to $399 per concurrent user. Volume discounts are available.

      ENTERPRISE ANYWARE

      Enterprise Anyware is a Java-enabled, thin-client version of the Company's Applix Enterprise product line. Enterprise Anyware enables users to connect, from any location worldwide, to server-based applications and information resources, via Java-enabled Web browsers, thus providing real-time access to important customer information from anywhere.

      The list price of licenses for the Enterprise Anyware server is $14,995 and for the Enterprise Anyware client is $295 per concurrent user.

DECISION SUPPORT SOFTWARE

      Applix's family of DSS products consists of Applix TM1, a real-time multi-dimensional analysis tool for financial decision support; Applixware, an open suite of desktop tools for accessing, analyzing and communicating information in real-time; and Applix Anyware, a thin-client application development and deployment solution that leverages Java to customize and deploy Applixware applications.

      APPLIX TM1

      The Applix TM1 product line provides real-time analytical processing of numerical data from multiple databases or from live data feeds. Applix TM1 is based on a multi-dimensional database that is capable of calculating and storing large amounts of rapidly changing data in multi-dimensional cubes, and allows end-users to perform in-depth analysis as information changes, thereby enabling faster decision making.

      The Applix TM1 product line consists of the following modules:

      TM1 SERVER is a scalable, high performance, multi-user OLAP (on-line analytical processing) database server. TM1 Server's dynamic, on-demand calculations deliver exceptional performance and up-to-the-minute results.

      TM1 PERSPECTIVES is a high performance, single-user OLAP database server with seamless integration to the spreadsheet in a stand-alone scalable OLAP environment.

      TM1 CLIENT is a spreadsheet-based interface that allows users to "slice, dice, and rotate" data and "drill-down" to supporting detail data. It provides intuitive ad hoc access to shared TM1 server data using either Microsoft Excel or Lotus 1-2-3.

      TM1 DATA CONTROL is a utility program that loads information from relational databases into the Applix TM1 product.

      The suggested list prices for Applix TM1 products are as follows: TM1 Server (three-user system) is $14,990, TM1 Perspectives is $995 per concurrent user, TM1 Client (bundle of five concurrent users) is $2,500, and TM1 Data Control is $2,995 per concurrent user, subject to adjustment for volume purchases.

      APPLIXWARE

      Applixware is an office productivity suite of applications that allows customers to access, analyze, present and publish information from various data sources. Such sources may include real-time information providers, such as Reuters, major relational databases, legacy databases and multi-dimensional databases. Information from various data sources can be dynamically integrated and presented or published using Applixware product applications or other vendors' applications.

      Applixware includes the following modules:

      APPLIX REAL TIME is a robust, secure, high performance gateway for accessing real-time data using "live" data feeds to Applix Spreadsheets and other Applixware products.

      APPLIX DATA integrates data from one or more databases, such as Oracle, Sybase or Informix, into other Applixware products.

      APPLIX BUILDERS offers a rapid application development environment.

      APPLIX REAL TIME DEVELOPER'S TOOLKIT is a tool that allows Applix customers to create gateways to proprietary real time data sources, thus creating a custom version of Applix Real Time.

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

      APPLIX FILTER PACKS, which are available in three sets, extend the interoperability of Applix Words and Applix Graphics. The Words Pack supports several popular word processor file formats, the Publishers Packs support popular desktop publishing packages, and the Graphics Pack enables interoperability with leading third-party graphic packages.

      APPLIX HTML AUTHOR is an easy-to-use product for the creation of World-Wide Web documents, and the conversion of documents to and from HTML (HyperText Markup Language).

      APPLIX PRESENTS is a full-feature, cross-platform presentation tool for creating and viewing full-color presentations.

      APPLIX OFFICE BUNDLE is the combination of Applix Words, Applix Spreadsheets, Applix Presents, Applix Mail and Applix Filter Packs.

      Applix also offers Applixware for Linux, a "shrink-wrap" version of Applixware for the Linux platform, a platform designed for academic and home users.

      The list prices of licenses for Applixware modules include $1,995 for Applix Real Time, $995 for Applix Data, $2,495 for Applix Builders, $695 for Applix Spreadsheets, $695 for Applix Office Bundle and $195 to $995 for other module licenses, with volume discounts available. The Real Time Developer's Toolkit is priced at $10,000.

      APPLIX ANYWARE

      The Applix Anyware product family is a suite of thin-client applications that delivers the functionality of Applixware utilizing Java technology. Applix Anyware enables users to access, from any location worldwide, server-based applications and information resources, via any Java-enabled browser.

      The list price of licenses for Anyware modules is $2,495 for Anyware Innovators Workbench, $295 for Anyware Office, $195 for Anyware Web Data Gateway and $995 for Anyware Web Real Time Gateway, with volume discounts available.

MARKETING AND SALES

      The Company focuses its marketing efforts for its CIS products on growing, mid-size companies that emphasize customer service and enhancing customer relations. Applix concentrates its marketing efforts on companies located in the financial services, high technology, health care and telecommunications industries.

      The Company has traditionally focused its marketing efforts for its DSS products on four industry sectors: financial services, manufacturing/ engineering, telecommunications and the federal government. These sectors are characterized by prevalent use of 32-bit client/server computing environments and a dependence upon information analysis and dissemination, characteristics for which the Company's DSS products are ideally suited.

      An important part of the Company's marketing and sales strategy is to continue to establish strategic marketing relationships with leading vendors and systems integrators within targeted industry sectors who can assist the Company in penetrating both new accounts within its existing markets and new market segments.

      The Company markets its CIS products worldwide primarily through a direct sales organization operating out of its sales offices in a number of metropolitan cities throughout the United States and in France, Germany, the Netherlands, the United Kingdom and Singapore. The Company's direct sales efforts in the CIS market are supplemented both domestically and abroad with support from strategic marketing partners and resellers, such as Computer Data Systems, the Interchange Group and Getronics. While the sales cycle for the Company's CIS products varies substantially from customer to customer, it is typically six to nine months.

      The Company markets its DSS products worldwide primarily through a network of original equipment manufacturers (OEMs), value-added resellers (VARs) and other distributors, including Comshare, Hyperion Software, IQ Software, Motorolla and Red Hat Software (Applixware for Linux). The Company addresses the federal government market primarily through resellers and systems integrators, such as Loral Federal Systems Co., Computer Sciences Corp., World Wide Technologies and IBM. Revenue from the federal government market typically comes from orders under subcontract between the Company and the reseller or system integrator acting as the prime contractor with the government agency. While the sales cycle for the Company's DSS products varies substantially from customer to customer, it typically requires three to six months.

      The Company's marketing programs consist of direct mail and seminars, ongoing customer communications programs and web banner advertising. These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and industry conference appearances.

      Delivery lead times for the Company's products are short, and consequently, the majority of the Company's product revenue in each quarter results from orders received in that quarter. Accordingly, the Company believes that its order backlog at any given point in time is neither a reliable indicator of future sales and earnings nor material to an understanding of the Company's business. The absence of significant backlog may contribute to unpredictability of the Company's results of operations.

CUSTOMER TRAINING, SUPPORT AND CONSULTING SERVICES

      The Company believes that superior consulting services and customer support is a critical part of the Company's sales and marketing efforts, particularly in the CIS market. Many of the Company's customers use the Company's products to develop and support "mission critical" applications, and the Company recognizes that quality training, support and consulting services are therefore especially important to its customers.

      The Company's consultants assist in the sales process by helping customers understand the benefits of the Company's products. In addition, the Company's consultants work directly with customer personnel in information technology departments and in the functional areas relevant to the application to assist them in planning and deploying solutions.

      The Company offers several training programs, which are available at the Company's headquarters in Westboro, MA, and in its Vienna, VA office and at certain of its foreign subsidiaries, either directly or via resellers. On-site customer training is also offered.

      The Company provides product support from its Westboro, MA headquarters and its wholly-owned subsidiaries. Certain of the Company's resellers provide various levels of customer support, depending upon the terms of their agreements with the Company. Customers may choose from a variety of maintenance plans for a fixed annual fee that is generally 15% to 18% of the license fee for covered products. Included in all maintenance plans are free product upgrades and interim fixes to reported problems. In 1997, maintenance accounted for approximately 69% of the Company's service revenue.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success will depend upon its ability to continue to enhance and broaden its product lines. The Company's total product development expenses (including capitalized software development costs) in 1995, 1996 and 1997 were $4,714,000, $7,551,000 and $9,476,000, respectively.
Capitalized software development costs are amortized over the estimated life of the product (generally one and one half to three years) and amounts amortized are included in the cost of license revenue.

COMPETITION

      The market for the Company's products is highly competitive and subject to rapid change. The Company faces competition from product offerings of other companies, as well as customers' internal development efforts. In the CIS market, the Company's products compete principally with offerings from Siebel Systems, Vantive and Clarify. In the DSS market, the Company faces competition principally from Lotus, Microsoft, Oracle, Arbor Software and MIS A.G. In some cases, potential customers may undertake an in-house system integration effort with point products from Microsoft rather than purchasing a solution such as Applixware.

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

      Certain technologies used in the Company's products are licensed from third parties. The Company generally pays royalties on such technologies on a percentage of revenue basis (the amount of which is not material to the Company). The Company believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor without significant expense. If the Company's rights to distribute such third-party technologies were terminated, sales of the Applix products could be adversely affected.

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

EMPLOYEES

      As of December 31, 1997, the Company had 299 employees, including 62 in sales and marketing, 38 in customer services/support, 78 in product development, 36 in finance, administration and facilities, and 85 in the Company's international subsidiaries. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

      The Company's headquarters are located in Westboro, MA with 54,600 square feet leased under lease agreements which expire on December 31, 2001. The Company also leases smaller facilities in a number of metropolitan areas within the United States and in the United Kingdom, France, Germany, Canada, Singapore and The Netherlands. The Company believes its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various claims, legal actions and complaints in connection with the operation of its business. Although no assurances can be given as to the outcome of such matters, the Company does not currently believe that any such matters will result in a material adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of all executive officers of the Company.


NAME                            AGE   POSITION

Jitendra S. Saxena           52       Chairman and Chief Executive Officer

James J. Waldron             40       President and Chief Operating Officer

Patrick J. Scannell, Jr.     44       Executive Vice President, Finance &
                                      Administration, Chief Financial Officer
                                      and Treasurer

Craig Cervo                  51       Vice President, Product Development

Barry M. Zane                42       Vice President, Technology


      Mr. Saxena, a founder of the Company, has been Chief Executive Officer and a director of the Company since its inception in 1983. Mr. Saxena has served as Chairman of the Company since April 1997 and served as its President from its inception until April 1997.

      Mr. Waldron joined the Company in 1995 as Vice President of International Sales and was elected Executive Vice President, Product and Market Development in January 1997. He was elected as President and Chief Operating Officer of the Company in April 1997 and elected to the board in May 1997. Prior to joining the Company, Mr. Waldron served as Vice President of New Business Development at MicroTouch Systems, Inc. from 1993 to 1995. From 1986 to 1993, Mr. Waldron worked for Visage, Inc., first as Vice President of Engineering and later as President and Chief Executive Officer.

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

      The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported on the Nasdaq National Market between January 1, 1996 and December 31, 1997.


      QUARTER ENDED             HIGH              LOW

      March 31, 1996            41 3/4            21

      June  30, 1996            42 1/2            25 1/8

      September 30, 1996        36 1/8            20 1/4

      December 31, 1996         40                18 1/8

      March 31, 1997            26 1/2             5 7/8

      June 30, 1997              9                 3 1/8

      September 30, 1997        12 1/2             5 1/2

      December 31, 1997         10 1/4             4 11/16


      The number of holders of record of the Common Stock on March 17, 1998 was 237.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference from EXHIBIT C attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1998 (the "1998 Proxy Statement") in the sections entitled "Election of Directors" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The response to this item is contained in the 1998 Proxy Statement in the sections entitled "Election of Directors - Compensation of Directors" and "- Executive Compensation," which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is contained in the 1998 Proxy Statement in the section entitled "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   Index to Consolidated Financial Statements.

            1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

                        Report of Independent Accountants.

                        Consolidated Balance Sheets as of December 31, 1996 and 1997.

                        Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.

                        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.

                        Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

                        Notes to Consolidated Financial Statements.

            2. The following documents are filed as part of this Annual Report on Form 10-K.

                        Financial Statement Schedules:

                        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required under the related instructions or are inapplicable and therefore have been omitted.

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

                        *+10.1 -- 1994 Equity Incentive Plan.

                        *+10.2 -- 1984 Stock Option Plan.

                        **10.3 -- Commercial Lease between the Registrant and
                                  Westboro II-III, Inc. dated January 5, 1996.

                        **10.4 -- Commercial Lease between the Registrant and
                                  Westboro I Real Estate Corp. dated
                                  January 15, 1996.

                        **10.5 -- 1996 Director Stock Option Plan.

                          11.1 -- Statement regarding computation of earnings
                                  per share (included in Notes to Consolidated
                                  Financial Statements).

                          21.1 -- Subsidiaries of the Registrant.

                          23.1 -- Consent of Coopers & Lybrand L.L.P.

                          27.1 -- Financial Data Schedule.

                          27.2 -- Restated Financial Data Schedule relating to
                                  the Registrant's Form 10-Q for the period ended September 30, 1997, as filed with the Commission on November 14, 1997.

                          27.3 -- Restated Financial Data Schedule relating to
                                  the Registrant's Form 10-Q for the period ended June 30, 1997, as filed with the Commission on August 13, 1997.

                          27.4 -- Restated Financial Data Schedule relating to
                                  the Registrant's Form 10-Q for the period ended March 31, 1997, as filed with the Commission on May 15, 1997.

                          27.5 -- Restated Financial Data Schedule relating to
                                  the Registrant's Form 10-K for the period ended December 31, 1996, as filed with the Commission on April 4, 1997.

                          27.6 -- Restated Financial Data Schedule relating to
                                  the Registrant's Form 10-Q for the period ended September 30, 1996, as filed with the Commission on November 14, 1996.

                          27.7 -- Restated Financial Data Schedule relating to
                                  the Registrant's Form 10-Q for the period ended June 30, 1996, as filed with the Commission on August 14, 1996.

-----------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

** Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

+     Management contract or compensatory plan.

      (b)    Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 30, 1998 by the undersigned, thereunto duly authorized.

                                   APPLIX, INC.

                                   By: /s/ Patrick J. Scannell, Jr.
                                       ---------------------------------------
                                       Patrick J. Scannell, Jr.
                                       Executive Vice President, Finance &
                                       Administration, Chief Financial Officer
                                       and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



     SIGNATURE                           TITLE                       DATE


/s/ Jitendra S. Saxena          Chairman and Chief Executive     March 30, 1998
-----------------------------   Officer and Director
Jitendra S. Saxena              (Principal executive officer)



/s/ Patrick J. Scannell, Jr.    Executive Vice President,        March 30, 1998
-----------------------------   Finance and Administration,
Patrick J. Scannell, Jr.        Chief Financial Officer and
                                Treasurer (Principal financing
                                and accounting officer)

/s/ James J. Waldron            Director                         March 30, 1998
-----------------------------
James J. Waldron


/s/ Richard J. Davis            Director                         March 27, 1998
-----------------------------
Richard J. Davis

/s/ Paul J. Ferri               Director                         March 30, 1998
-----------------------------
Paul J. Ferri

/s/ Alain J. Hanover            Director                         March 30, 1998
-----------------------------
Alain J. Hanover

/s/ David C. Mahoney            Director                         March 30, 1998
-----------------------------
David C. Mahoney

                                                                     EXHIBIT A


                                     APPLIX

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

 In thousands, except per share data

-----------------------------------------------------------------------------------------------------------------
         For the year ended December 31,              1997         1996         1995         1994       1993
-----------------------------------------------------------------------------------------------------------------
         STATEMENT OF OPERATIONS DATA
           Total revenue                             $48,498      $51,237      $32,343      $18,495    $12,171
           Operating (loss) income                    (1,606)         507         (662)       1,310       (369)
           Net (loss) income                            (404)      (2,636)         664        1,409       (400)

         PER SHARE DATA
           Basic (loss) earnings per share           $ (0.04)     $ (0.27)     $  0.07      $  0.22   $  (0.34)
           Diluted (loss) earnings per share           (0.04)       (0.27)        0.07         0.20      (0.34)
           Weighted average number of
              shares outstanding
              Basic                                    9,988        9,611        9,121        6,328      1,185
              Diluted                                  9,988        9,611       10,055        6,934      1,185

         As of December 31,                             1997         1996         1995         1994       1993
-----------------------------------------------------------------------------------------------------------------
         BALANCE SHEET DATA
           Cash, cash equivalents and
              short-term investments                 $21,368      $19,882      $25,380      $20,092    $ 3,625
           Working capital                            22,632       21,124       18,242       15,780      2,648
           Total assets                               44,365       44,514       39,498       26,228      8,651
           Capital lease obligations                      --           --           --            3        133
           Total stockholders' equity                $27,987      $27,400      $21,351      $18,250    $ 4,707

                                                                     EXHIBIT B


                                     APPLIX

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company was incorporated in 1983 to develop and market software applications for the UNIX market. In 1986, the Company introduced Alis, its first office automation product, which accounted for substantially all of the Company's revenue through 1990. Alis was replaced in 1991 by the Aster*x product family, which represented the next generation of UNIX applications and tools. In September 1993, the Company introduced its Applixware real time Decision Support Software product family, to replace the Company's Aster*x product family, on which it was based.

         In October 1995, the Company acquired Target Systems Corporation, a developer and marketer of Customer Interaction Software, in a transaction accounted for under the purchase method of accounting. Since November 1, 1995, the Company's operating results have included the operating results of Target Systems.

         In October 1996, the Company acquired Sinper Corporation, doing business under the name TM1, a developer and marketer of software used for on-line analytical processing (OLAP), in a transaction accounted for under the purchase method of accounting. Since November 1, 1996, the Company's operating results have included the operating results of Sinper Corporation.

         The two acquisitions enabled Applix to enter the Customer Interaction Software (CIS) market through Applix Enterprise, a platform and database-independent, thin-client integrated solution for sales, marketing, service, and product quality functions; and to expand its presence in the Decision Support Software (DSS) market with Applix TM1, a real-time OLAP decision support tool. The Company's products are available across a variety of platforms including UNIX, Windows/NT, Windows 95 and Java.

         The other addition to the Applix product family in 1996 was the introduction of the Applix Anyware product line, which provides Applixware capabilities in a thin-client form across the Internet or an Intranet. Applix Anyware allows users to access any of the Applixware product capabilities via browser-based clients, regardless of platform or location.

         Approximately 70% of 1997 revenues were from Applix's DSS product line (comprised of Applixware, Applix Anyware and Applix TM1) and 30% were from the CIS product line (comprised of Applix Enterprise). All of Applix's applications and tools are based on the concept of real time decision support. This concept focuses on putting information into the hands of people who need the ability to more effectively interact with customers and to make more timely business decisions.

Year 2000 Compliance

         The Company has architected the current version of its products using four-character and/or 32-bit integer interval representation of dates to be Year 2000 compliant. The Year 2000 compliance will be achieved in existing products through upgrades to the current version and third party products sold by the Company will be reviewed for compliance. There still may be incidents where some modules may use two character date representations to conform with industry standards or to be compatible with applications from other vendors. The Company is actively reviewing these modules to update them for Year 2000 compliance. All costs related to Year 2000 compliance are expensed as incurred.

         The Company believes that the Year 2000 compliance for its own products as well as its internal systems will not have a material impact on its operations.

                                     APPLIX


The following table sets forth, for the period indicated, certain financial data of the Company as a percentage of total revenue.


----------------------------------------------------------------------------------------------------------
Results of Operations / For the years ended December 31,         1997              1996              1995
----------------------------------------------------------------------------------------------------------
              License revenue                                    69.2%             72.4%             73.2%
              Service revenue                                    30.8              27.6              26.8
                                                               -------------------------------------------
                  Total revenue                                 100.0             100.0             100.0
              Cost of license revenue                             6.3               4.4               7.6
              Cost of service revenue                            14.0              10.3              10.4
                                                               -------------------------------------------
                  Gross margin                                   79.7              85.3              82.0

              Operating expenses:
                  Selling and marketing                          57.2              43.6              44.3
                  Research and development                       17.9              13.1              12.9
                  General and administrative                      7.9               6.5               7.7
                  In-process research and development              --              21.1              19.1
                                                               -------------------------------------------
                      Total operating expenses                   83.0              84.3              84.0
                                                               -------------------------------------------
              Operating (loss) income                            (3.3)              1.0              (2.0)
              Interest income                                     2.0               2.5               4.1
              Income taxes (benefit)                             (0.5)              8.6                --
                                                               -------------------------------------------
         Net (loss) income                                       (0.8%)            (5.1%)             2.1%
                                                               ===========================================

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996


         From the second quarter of 1993 through the fourth quarter of 1996, the Company's revenue increased over the prior quarter. In support of that growth, the Company's infrastructure and employee base grew accordingly. In the first two quarters of 1997, the Company experienced disappointing revenue, which did not continue the growth that the Company had been experiencing. Such revenue, combined with the Company's existing expense levels, resulted in a net loss for the first two quarters of 1997. In response to these results, in the quarter ended June 30, 1997, the Company effected a reorganization and reduced its European headcount by approximately 10 people and its domestic headcount by 10 people. The cost of these reductions was approximately $250,000 and was included in the operating expenses for the second quarter. During the last two quarters of 1997, the Company increased revenue over the prior two quarters and recorded a profit.

         License revenue decreased 9% to $33,577,000 in 1997 from $37,094,000 in 1996. Domestic license revenue decreased 8% to $19,195,000 in 1997 from $20,960,000 in 1996. International license revenue decreased 11% to $14,382,000 in 1997 from $16,134,000 in 1996. License revenue decreased from the prior year due to a decline in the demand for the mature Applixware product line and slower than anticipated growth of the Applix Enterprise and Applix TM1 product line. During 1997, license revenue from the DSS product lines decreased 25% to $23,744,000 (or 71% of total license revenue) from $31,707,000 (or 85% of total license revenue) in 1996 and license revenue from the CIS product line increased 83% to $9,833,000 (or 29% of total license revenue) from $5,387,000 (or 15% of total license revenue) during the same period. The decrease in DSS license revenue was due to a decline in Applixware sales, which was partially offset by an increase in Applix TM1 license revenue, which was first recorded by the Company in November 1996. License revenue from the

                                     APPLIX

         financial services sector decreased 35% to $10,143,000 in 1997 from $15,644,000 in 1996. License revenue from the government sector decreased 17% to $7,134,000 in 1997 from $8,625,000 in 1996. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's three largest customers (including resellers) comprised 16% of total license revenue during 1997 and 19% of total license revenue in 1996, although all three of the largest customers were different in these two years.

         Service revenue increased 6% to $14,921,000 (or 31% of total revenue) in 1997 from $14,143,000 (or 28% of total revenue) in 1996. This increase was due to increased maintenance revenue from the Company's growing customer base, the new maintenance revenue attributable to the Applix Enterprise and Applix TM1 products, and a continued emphasis by the Company on selling training and consulting services. The Company expects service revenue to continue to grow slightly as a proportion of total revenue.

         Gross margin decreased to 80% in 1997 from 85% in 1996. License revenue gross margin decreased to 91% in 1997 from 94% in 1996 due to an increase in royalty costs and increased capitalized software amortization. A portion of the royalty increase was attributable to the change of product sales mix where Applix Enterprise and Applix TM1 product lines have a higher royalty expense rate than the Applixware product line. Service revenue gross margin decreased to 54% in 1997 from 63% in 1996, due to an increase in the number of support employees servicing the growing customer base and the cost of outside consultants used for the CIS product line. The increase in service revenue, which has a lower gross margin than license revenue, as a percentage of total revenue also contributed to the decrease in gross margin.

         Selling and marketing expenses, which include domestic sales and marketing expenses and the Company's international operations, increased 24% to $27,753,000 in 1997 from $22,318,000 in 1996. These expenses increased as a percentage of total revenue to 57% for 1997 from 44% for 1996. The majority of the expense increase was due to investments in product marketing to increase product awareness and channel development. International sales expense also increased due to a full years operation of the Company's Netherlands subsidiary established in August 1996 and an overall increase in the number of international employees. The Company refocused its investment in marketing activities on the emerging segments of the CIS and DSS product lines during 1997. However, the current spending level as a percentage of revenue may not be indicative of spending levels for future years.

         Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 29% to $8,661,000 in 1997 from $6,731,000 in 1996, and increased as a percentage of total revenue to 18% from 13%. The increase in these expenses was primarily due to the increased cost of personnel and the additional operating expense from the acquisition of Sinper Corporation in October 1996. Total research and development expenditures were $9,476,000, including $815,000 in capitalized software development costs, or 20% of total revenue, in 1997 and $7,551,000, including $820,000 in capitalized software development costs, or 15% of total revenue, in 1996.

         General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions, increased 15% to $3,838,000 in 1997 from $3,347,000 in 1996, and increased as a percentage of total revenue between these two years to 8% from 7%. The increase in expenses was primarily due to the hiring of additional personnel and the acquisition of Sinper Corporation in October 1996.

                                     APPLIX

         On October 31, 1996, the Company acquired Sinper Corporation (Sinper) for an aggregate cost of $11,500,000 consisting of cash of $5,000,000, Common Stock valued at $5,000,000 and the estimated acquisition costs of approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Sinper and the results of its operations have been included in the consolidated financial statements of the Company since the date of acquisition.

         In the fourth quarter of 1996 the Company took a charge of $10,821,000 for in-process research and development acquired as part of the Sinper acquisition. Of the remaining purchase price, $489,000 was allocated to completed technology, and $190,000 was allocated to net assets acquired. Completed technology is being amortized over a period of seven years from the acquisition date.

         Net interest income decreased to $973,000 in 1997 from $1,265,000 in 1996 due to lower average cash balances and lower interest rates available on investments and an increase in interest expense between the periods as a result of capitalized lease obligation entered into during 1997. The Company recognized a benefit for income taxes at a rate of 36% for 1997.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995


         License revenue increased 57% to $37,094,000 in 1996 from $23,682,000 in 1995. Domestic license revenue increased 61% to $20,960,000 in 1996 from $13,015,000 in 1995. International license revenue increased 51% to $16,134,000 in 1996 from $10,667,000 in 1995 due to continued demand for the Company's products in the international marketplace and to an expanded international presence. Sales of Applix Real Time comprised 14% of license revenue during 1996 compared to 23% of license revenue during 1995, with substantially all of these sales being generated from the financial services sector. License revenue to the financial services sector increased 56% to $15,644,000 in 1996 from $10,028,000 in 1995. Applix Enterprise sales comprised 15% of license revenue during 1996, the first full year of sales for the product line, compared to 0.1% of license revenue in 1995. License revenue from the government sector increased 29% to $8,625,000 in 1996 from $6,661,000 in 1995. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's three largest customers (including resellers) comprised 19% of total license revenue during 1996 and 25% of total license revenue in 1995, although two of the largest customers were different in these two years.

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

         Gross margin increased to 85% in 1996 from 82% in 1995. License revenue gross margin increased to 94% in 1996 from 90% in 1995 due to the reduction of capitalized software amortization partially offset by an increase in royalty costs. Service revenue gross margin increased to 63% in 1996 from 61% in 1995, due to the relative fixed costs of operating the service organization combined with the significant increase in service revenue. The gross margin increase was limited somewhat by an increase in the proportion of total revenue represented by service revenue, which has a lower gross margin than license revenue and therefore has the effect of reducing overall gross margin.

                                     APPLIX

         Selling and marketing expenses increased 56% to $22,318,000 in 1996 from $14,316,000 in 1995. The expense increase was due primarily to increased staffing in both domestic sales and international sales to support the Company's growth. These expenses remained consistent as a percentage of total revenue between these two periods at 44%.

         Research and development expenses increased 61% to $6,731,000 in 1996 from $4,179,000 in 1995, but remained constant as a percentage of total revenue at 13%. The increase in these expenses was primarily due to the hiring of additional personnel to support the Company's growth. Total research and development expenditures were $7,551,000, including $820,000 in capitalized software development costs, or 15% of total revenue, in 1996 and $4,714,000, including $534,000 in capitalized software development costs, or 15% of total revenue, in 1995. The Company intends to continue its commitment to increasing its research and development expense in the future as revenue increases in order to support the technological needs of the Company's customers.

         General and administrative expenses increased 35% to $3,347,000 in 1996 from $2,481,000 in 1995, but decreased as a percentage of total revenue between these years to 7% from 8%. The increase in expenses was primarily due to the hiring of additional personnel to support the Company's growth.

         On October 31, 1995, the Company acquired Target Systems Corporation (Target) for an aggregate cost of $6,400,000 consisting of cash of $4,900,000 and acquisition costs of approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Target and the result of its operations have been included in the consolidated financial statements of the Company since the date of acquisition.

         In the fourth quarter of 1995 the Company took a charge of $6,200,000 for in-process research and development acquired from Target. The remaining purchase price of $200,000 was comprised of completed technology, goodwill and liabilities assumed. Goodwill and completed technology are being amortized over a period of seven years from the acquisition date.

         Interest income decreased to $1,265,000 in 1996 from $1,326,000 in 1995 due to lower cash balances available for investments as a result of the acquisition of Sinper Corporation. Interest expense decreased between the periods as a result of substantially lower capitalized lease obligations. The Company provided for income taxes at a rate of 35% for 1996 before the charge for incomplete technology of $10,821,000 which is not deductible for income tax purposes.

Liquidity and Capital Resources

         The Company has generated cash from operations in each of the last three years. In 1997, the Company generated $2,307,000 from operating activities. Investing activities utilized cash totaling $15,437,000, comprised primarily of net purchases and maturities of short-term investments in the amount of $13,729,000 and purchases of property and equipment in the amount of $1,222,000. Financing activities provided cash of $803,000, comprised primarily from the exercise of incentive stock options and the purchase of stock in the employee stock purchase plan which together totaled $907,000. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $21,368,000 and working capital of $22,632,000.

         The Company has no commitments or specific plans for any significant capital expenditures during 1998.

         The Company believes that funds currently available and funds expected to be generated from operations will be sufficient to fund the Company's operations at least through 1998.

                                     APPLIX

Effect of Recent Accounting Pronouncement

         For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS
         128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the years ended December 31, 1997 and 1996 as their inclusion would be antidilutive.

         The Financial Accounting Standards Board recently issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, the existing pronouncement on this subject, in its final form. The adoption of this new standard is not expected to have a material effect on the Company's financial statements. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the new standards for the year ending December 31, 1998.

         In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the year ending December 31, 1998.

         In June 1997, the Financial Accounting Standard Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the year ending December 31, 1998.

Risk Factors

         This Annual Report contains a number of forward-looking statements. Any statements contained in this Annual Report (including statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual operating results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

         During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family. The Company has recently expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation in late 1996. In addition, the Company has recently developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled

                                     APPLIX

         browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial revenue and profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.

         The Company's DSS product line is marketed as real time decision support solutions. Accordingly, the Company's future success is substantially dependent upon the growth of the demand for real time decision support solutions in a number of industry sectors and the Company's ability to identify this demand, develop solutions for the industry-specific needs and successfully market its products to customers requiring such solutions. In addition, the Company's success within any particular market for real time decision support applications is dependent in large part upon its ability to establish strategic marketing relationships with leading vendors within that market.

         The Company's financial performance will also depend significantly on sales of the Applix Enterprise product line, which addresses the CIS market. The Company believes this market is growing rapidly, but the Company is a relatively new entrant into this market and faces intense competition from larger companies such as Remedy Corporation, Vantive Corporation, Clarify, Inc., Siebel Systems, Inc. and others.

         Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With newer operating systems that permit 32 bit processing on the desktop, such as Microsoft Windows/NT and Windows 95, the Company is now competing directly with vendors of PC software applications such as Microsoft, Lotus and Corel. In addition, the Company's Applix TM1 product line competes with product offerings from Oracle Corporation and Arbor Software. This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.

         For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs currently using the Company's software in their products will continue to use the Company's products and will not select third party's software products to replace that of the Company. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs are unsuccessful in selling their products or discontinue using the Company's software in their products.

         The Company remains dependent to a significant degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real time decision support solutions. During 1997, 1996 and 1995, license revenue from the financial

                                     APPLIX

         services sector comprised 30%, 41% and 42%, respectively, of the Company's total license revenue, and the Company believes that the substantial majority of its financial services sector revenue was derived from companies engaged in the trading of securities. The financial performance of the securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.

         The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in the expected revenue could therefore have a disproportionate adverse effect on the Company's net income.

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

         License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 21%, 20% and 28% of total license revenue during 1997, 1996 and 1995, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

Inflation

         To date, inflation has not had a material adverse effect on the Company's operating results.

                                                                     EXHIBIT C

                                     APPLIX

                       REPORT OF INDEPENDENT ACCOUNTANTS

         TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF APPLIX, INC.

         We have audited the accompanying consolidated balance sheets of Applix, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applix, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



         /s/ Coopers & Lybrand L.L.P.
         Boston, Massachusetts
         January 30, 1998

                                     APPLIX

                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
In thousands, except share data / December 31,                                          1997              1996
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                                   $    7,639        $  19,882
         Short-term investments                                                          13,729               --
         Accounts receivable, less allowance for doubtful
              accounts of $531 and $518 at
              December 31, 1997 and 1996, respectively                                   12,147           12,704
         Other current assets                                                             2,872            2,706
         Deferred tax asset                                                               2,623            2,946
                                                                                     ---------------------------
         Total current assets                                                            39,010           38,238
         Property and equipment, at cost:
         Computer equipment                                                               6,696            6,132
         Office furniture, equipment and leasehold improvements                           4,583            3,925
                                                                                     ----------------------------
                                                                                         11,279           10,057
         Less accumulated amortization and depreciation                                  (7,268)          (5,401)
                                                                                     ----------------------------
         Net property and equipment                                                       4,011            4,656
         Capitalized software costs, net of accumulated amortization
              of $1,368 and $549 at December 31, 1997 and 1996, respectively                478              482
         Other assets                                                                       866            1,138
                                                                                     ----------------------------
              TOTAL ASSETS                                                           $   44,365         $ 44,514
                                                                                     ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                            $    2,676         $  3,012
         Accrued liabilities                                                              5,550            6,098
         Deferred revenue                                                                 8,152            8,004
                                                                                     ----------------------------
              TOTAL CURRENT LIABILITIES                                                  16,378           17,114

COMMITMENTS AND CONTINGENCIES (NOTE E)
Stockholders' equity:
         Preferred stock, $.01 par value; 1,000,000 shares authorized
         Common stock, $.0025 par value; 30,000,000
              shares authorized; 10,344,063 and 10,182,562
              shares issued at December 31, 1997 and 1996,
              respectively                                                                   26               25
         Capital in excess of par value                                                  40,959           40,053
         Accumulated deficit                                                            (11,923)         (11,519)
         Foreign currency translation adjustment                                           (142)            (226)
                                                                                     ----------------------------
                                                                                         28,920           28,333
         Less 278,698 shares of treasury stock, at cost                                    (933)            (933)
                                                                                     ----------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                      27,987           27,400
                                                                                     ----------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   44,365         $ 44,514
                                                                                     ============================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     APPLIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------
In thousands, except per share data / For the Years Ended December 31,         1997         1996         1995
---------------------------------------------------------------------------------------------------------------
         License revenue                                                      $33,577      $37,094      $23,682
         Service revenue                                                       14,921       14,143        8,661
                                                                             ----------------------------------
           Total revenue                                                       48,498       51,237       32,343

         Cost of license revenue                                                3,055        2,238        2,447
         Cost of service revenue                                                6,797        5,275        3,382
                                                                             ----------------------------------
           Gross margin                                                        38,646       43,724       26,514

         Operating expenses:
           Selling and marketing                                               27,753       22,318       14,316
           Research and development                                             8,661        6,731        4,179
           General and administrative                                           3,838        3,347        2,481
           In-process research and development                                     --       10,821        6,200
                                                                             ----------------------------------
           Total operating expenses                                            40,252       43,217       27,176

         Operating (loss) income                                               (1,606)         507         (662)
         Interest income, net                                                     973        1,265        1,326
                                                                             ----------------------------------

         Net (loss) income before income taxes                                   (633)       1,772          664
         Income taxes (benefit)                                                  (229)       4,408           --
                                                                             ----------------------------------

         Net (loss) income                                                    $  (404)     $(2,636)     $   664
                                                                             ==================================

         Basic (loss) earnings per share                                      $ (0.04)     $ (0.27)     $  0.07
         Diluted (loss) earnings per share                                      (0.04)       (0.27)        0.07

         Weighted average common and common equivalent shares outstanding:
              Basic                                                             9,988        9,611        9,121
              Diluted                                                           9,988        9,611       10,055

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     APPLIX

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
In thousands, except per share data/For the Years Ended December 31, 1997, 1996, 1995

                                                             Capital                          Foreign
                                               Common     In Excess Of      Accumulated      Currency       Treasury
                                                Stock       Par Value         Deficit       Translation      Stock        Total
                                                -----       ---------         -------       -----------      -----        -----
January 1, 1995                                 $23         $28,775         $ (9,547)       $  (67)         $(933)       $18,251
Stock issued under stock option
   and purchase plans (459,890 shares)            1             462                                                          463
Stock option income tax benefits                              2,036                                                        2,036
Net income                                                                      664                                          664
Foreign exchange translation adjustment                                                        (63)                          (63)
                                                --------------------------------------------------------------------------------

December 31, 1995                                24          31,273          (8,883)          (130)          (933)        21,351
Stock issued under stock option
   and purchase plans (420,395 shares)            1           1,706                                                        1,707
Stock issued for purchase
   of Sinper Corp. (152,439 shares)                           5,000                                                        5,000
Stock option income tax benefits                              2,074                                                        2,074
Net loss                                                                     (2,636)                                      (2,636)
Foreign exchange translation adjustment                                                        (96)                          (96)
                                                --------------------------------------------------------------------------------

December 31, 1996                                25          40,053         (11,519)          (226)          (933)        27,400
Stock issued under stock option
   and purchase plans (161,501 shares)            1             906                                                          907
Net loss                                                                       (404)                                        (404)
Foreign exchange translation adjustment                                                         84                            84
                                                --------------------------------------------------------------------------------

December 31, 1997                               $26         $40,959        $(11,923)         $(142)         $(933)       $27,987
                                                =================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                     APPLIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands/For the Years Ended December 31                                    1997         1996         1995
--------------------------------------------                                    ----         ----         ----
Operating activities:
         Net (loss) income                                                   $  (404)     $ (2,636)     $   664
         Adjustments to reconcile net (loss) income
           to net cash provided by operating activities:
           Depreciation                                                        1,867         1,231        1,274
           Amortization of capitalized software costs                            819           539        1,261
           Amortization of goodwill and intangible assets                        420           228           --
           Provision for doubtful accounts                                        13            (5)          19
           Charge for acquired in-process research and development                --        10,821        6,200
           Deferred tax                                                          323         2,056       (4,168)
           Changes in operating assets and liabilities
                net of effects of acquisitions:
           Accounts receivable                                                   544        (6,467)      (1,971)
           Other assets                                                         (314)       (1,396)        (623)
           Accounts payable                                                     (336)        1,013          724
           Accrued liabilities                                                  (773)         (721)       7,146
           Deferred revenue                                                      148          (791)       3,170
                                                                             ----------------------------------
           Cash provided by operating activities                               2,307         3,872       13,696

         Investing activities:
           Purchase of property and equipment                                   (893)       (3,439)      (2,008)
           Capitalized software costs                                           (815)         (820)        (534)
           Purchase of short-term investments                                (27,810)           --           --
           Maturities of short-term investments                               14,081            --           --
           Purchase of foreign subsidiary                                         --          (389)          --
           Purchase of Sinper Corp., net of cash acquired                         --        (6,270)          --
           Purchase of Target Systems, net of cash acquired                       --            --       (6,122)
                                                                             ----------------------------------

           Cash used in investing activities                                 (15,437)      (10,918)      (8,664)

         Financing activities:
           Proceeds from exercise of incentive stock options
              and employee stock purchase plan                                   907         1,707          463
           Principal payments under capital lease obligations                   (104)          (63)        (144)
                                                                             ----------------------------------
           Cash provided by financing activities                                 803         1,644          319
                                                                             ----------------------------------
           Effect of exchange rate changes on cash                                84           (96)         (63)
                                                                             ----------------------------------
           Net (decrease) increase in cash and cash equivalents              (12,243)       (5,498)       5,288
                                                                             ----------------------------------
         Cash and cash equivalents at beginning of period                     19,882        25,380       20,092
                                                                             ----------------------------------
         Cash and cash equivalents at end of period                          $ 7,639       $19,882      $25,380
                                                                             ==================================

         Supplemental disclosure of cash flow information:
           Cash paid during the period for:
              Interest                                                       $    19       $     9      $     2
              Taxes                                                              104         1,886          414

The accompanying notes are an integral part of the consolidated financial statements.

                                     APPLIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A
         Nature of Business

         Applix is a leading provider of software for front office business applications in managing customer interaction, real time decision support and office productivity across globally networked, extended enterprise environments. The Company provides cross-platform client/server, network-centric, webtop and thin-client computing solutions throughout its core offerings. The solution offered within customer interaction software (CIS) is Applix Enterprise. The Company offers the following array of solutions within decision support software (DSS): Applix TM1, real time multi-dimensional analysis software for financial decision support systems; Applixware, an open suite of desktop and development tools for accessing, analyzing and communicating information in real time; Applix Office for UNIX and Windows/NT and Anyware Office for Java-based desktops; and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

B
         Significant Accounting Policies

   Principles of Consolidation

         The consolidated financial statements include the accounts of Applix, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

   Revenue Recognition

         The Company's revenue recognition policy is in conformance with the American Institute of Certified Public Accountants' Statement of Position ("SOP"), 91-1 "Software Revenue Recognition." The Financial Accounting Standards Board recently issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The new SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ending December 31, 1998. The adoption of this new standard is not expected to have a material effect on the Company's financial statements. Revenue is recognized from the license of software upon shipment when collection of the resulting receivables is deemed probable. At the time the Company recognizes revenue from the sale of software products, no significant vendor and post-contract support obligations remain, and the estimated costs of insignificant support obligations are accrued. Service revenue includes revenue from training, consulting and support. Support revenue is recognized ratably over the contract term, typically one year. Revenue from training and consulting is recognized as the services are performed. Payments received in advance for support contracts are initially recorded as deferred revenue and are recognized ratably over the term of the contract. Allowance for estimated future product returns and costs of warranties is provided in the same period as the related revenue.

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

                                     APPLIX


         The Company evaluates the net realizable value of capitalized software and other intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management's market emphasis.

         Amortization expense totaled $818,715, $538,780, and $1,261,437 for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in the cost of license revenue.

   Cash Equivalents

         The Company considers all short-term investments with original maturities of less than three months to be cash equivalents. The Company's investment portfolio is diversified and consists of cash equivalents and investments placed with high credit qualified institutions.

   Short-term Investments

         All short-term investments are classified as available-for-sale, and are in liquid high-grade commercial paper with original maturities beyond three months and less than twelve months. Securities are marked to market and the resulting unrealized gains and losses are insignificant.

   Property and Equipment

         Property and equipment are stated at cost and are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2-6 years.) Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives or the lease term, whichever is shorter. The Company retires fully depreciated assets, no longer in service, of which there were none in 1997 and which amounted to $246,429 in 1996. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

   Translation of Foreign Currencies

         The functional currency for all of the Company's foreign operations is the applicable local currency. Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes included in income, net of foreign currency forward contract gains or losses, are immaterial for all periods presented.

         Beginning in 1996, the Company has used foreign currency forward contracts to offset the effects of exchange rate changes on the intercompany balances. The foreign currency exposures are denominated in European currencies. The Company normally hedges intercompany balances for a 90 day period. Foreign currency contracts are marked to market on a monthly basis and the resulting unrealized gains/losses are recognized in the statement of operations. The net contract hedges were $2.1 million in British pounds, $1.4 million in French francs, $3.0 million in German marks and $0.5 million in Netherland guilders at December 31, 1997. The hedges outstanding at December 31, 1997 approximately equalled the intercompany balances due from the subsidiaries.

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

                                     APPLIX


            The Company assesses the potential impairment of such long-lived assets by comparing the expected future operating cash flows of the assets in relation to its carrying value. If the carrying value is greater than the undiscounted cash flows of the assets, then the carrying value is reduced to the net present value of the future cash flows. There have been no impairments to date.

   Computation of Net Income (Loss) Per Common Share

         For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS
         128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the years ended December 31, 1997 and 1996 as their inclusion would be antidilutive.

   Effect of Recent Accounting Pronouncement

         In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the year ending December 31, 1998.

            In June 1997, the Financial Accounting Standard Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the year ending December 31, 1998.

   Income Taxes

         Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

   Risks and Uncertainties

         During the years ended December 31, 1997 and 1996, license revenue from the financial services sector comprised 30% and 41%, respectively, of the Company's total license revenue, and the substantial majority of the financial services sector revenue was derived from companies engaged in the trading of securities.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

                                     APPLIX

C

         Accrued Liabilities in thousands/December 31,            1997        1996
         ---------------------------------------------            ----        ----
   Accrued liabilities consist of:
         Commissions                                             $ 833        $ 771
         Employee Stock Purchase Plan                              254          332
         Accrued Vacation                                          659          734
         Accrued Compensation                                      690          420
         Accrued Legal and Audit                                   196           75
         Royalties                                                 496          730
         Accrued Marketing                                         246          105
         Leases                                                    225           --
         Other                                                     916          819
         Acquisition Costs                                          --        1,025
         Taxes                                                   1,035        1,087
                                                                -------------------
         TOTAL                                                  $5,550       $6,098
                                                                ===================


D

        Income Taxes in thousands/December 31,                      1997             1996
        --------------------------------------                      ----             ----
The components of the income tax provision are as follows:
         CURRENT:
              Federal and state                                    $(738)           $2,304
              Foreign                                                186               231
                                                                   -----------------------
                                                                    (552)            2,535
         DEFERRED:
              Federal and state                                      496             1,853
              Foreign                                               (173)               20
                                                                   -----------------------
                                                                     323             1,873
                                                                   -----------------------
         TOTAL                                                     $(229)           $4,408
                                                                   =======================


         Based on the Company's projection of future earnings, management believes that sufficient income will be generated in the future to realize the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Net income (loss) before the in-process research and development write off and taxes of foreign subsidiaries was not significant for the year ended December 31, 1996.

         The approximate tax effect of each type of temporary difference and carryforward is as follows:

 In thousands / December 31,                                       1997            1996
         Net operating loss carryforwards                        $  278          $   49
         Deferred tax asset related to acquisition                   --             651
         Deferred revenue                                           831           1,319
         Accounts receivable                                        177             173
         Accrued expenses                                           138             468
         Vacation and benefits                                      508             182
         Software/fixed assets                                      411              78
         Tax credit carryforwards                                   280              --
         Minimum lease payments                                      --              26
                                                                 ----------------------
         Net deferred tax asset                                  $2,623          $2,946
                                                                 ======================

                                     APPLIX


         The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate:

In thousands / December 31,                                 1997              1996
         U.S. federal statutory rate                       $(215)           $  603
         In-process research and development                  --             3,426
         State and foreign tax provision, net                300               497
         Research and experimentation tax credit            (449)             (178)
         Other                                               135                60
                                                           -----------------------
         Tax Provision                                     $(229)           $4,408
                                                           =======================


E
         Commitments and Contingencies

Lease Commitments

          The following is a schedule of future minimum lease payments as of December 31, 1997:

                                                           OPERATING LEASES
                                                             in thousands
         1998                                                   $1,713
         1999                                                    1,460
         2000                                                    1,322
         2001                                                    1,049
         2002 and thereafter                                       197
                                                                ------
         Total minimum lease payments                           $5,741
                                                                ======

         Total rent expense for all operating leases was $ 2,283,660, $1,644,680, and $937,510 for the years ended December 31, 1997, 1996 and 1995, respectively.

Contingencies

         The Company is a party to various claims, legal actions and complaints, arising out of the normal course of business, which it intends to defend vigorously. In the opinion of management, all such matters are either adequately covered by insurance, are without merit, or involve such amounts that unfavorable judgements would not have a material effect on the financial position of the Company.


F
         Stockholders' Equity

Public Offering and Changes in Equity

         On December 11, 1995, the Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend distributed on December 26, 1995 to stockholders of record at the close of business on December 11, 1995. In this report, all per share amounts and numbers of shares have been restated to reflect the 1995 stock split except where noted. In addition, an amount equal to the $.0025 par value of the additional shares arising from the split, $12,022, has been transferred from capital in excess of par value to Common Stock.

           On May 10, 1996 the stockholders approved an amendment to the Company's Articles of Organization increasing from 15,000,000 to 30,000,000 the number of authorized shares of Common Stock.

                                     APPLIX


Reconciliation of basic and diluted earnings per share calculation

         For the years ended December 31, 1997 and 1996, the basic and diluted earnings per share calculation is the same due to a net loss for those years.


                                                                   Loss               Shares           Per Share
For the year ended December 31, 1995                            (Numerator)        (Denominator)        Amount
                                                                ------------------------------------------------
         BASIC EPS
         Income available to common stockholders                  $664,000           9,121,000           $0.07

         EFFECT OF DILUTIVE SECURITIES
         Common stock options                                                          934,000
                                                                ------------------------------------------------
         DILUTED EPS
         Income available to common stockholders
              and assumed conversions                             $664,000          10,055,000           $0.07
                                                                ================================================

Stock Option Plans

         The 1994 Equity Incentive Plan of the Company (the "Equity Plan"), which was adopted by the Company's Board of Directors on April 11, 1994 and approved by its stockholders on May 20, 1994, enables the Company to make awards of restricted Common Stock and to grant options to purchase Common Stock to employees, officers or directors of and consultants to the Company. Restricted stock awards entitle the recipient to purchase Common Stock from the Company under terms which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the Common Stock subject to the award upon termination of the recipient's employment or other relationship with the Company. Stock options entitle the optionee to purchase Common Stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of Common Stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, the incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date as determined by the Board of Directors. As of December 31, 1997, a total of 126,703 shares had been issued upon exercise of stock options; an additional 1,729,966 shares were issuable pursuant to stock options outstanding; and 633,488 shares were reserved for future issuance under the Equity Plan. At December 31, 1997, options for 188,766 shares were exercisable. To date, no restricted stock awards have been granted under the Equity Plan.

           On March 13, 1997, the Board of Directors adopted an amendment to the Equity Plan, increasing the number of shares authorized for issuance by 450,000 which was then approved by its stockholders on May 8, 1997.

           The Company also had a 1984 Stock Option Plan (the "Option Plan") for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options could have been issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant, as determined by the Board of Directors. The price of the stock options and the terms of exercise for all options granted were determined by the Board of Directors. Generally, stock options granted under the Option Plan vest over a five-year period. The options expire on the date determined by the Board of Directors, not to exceed 10 years following the date of grant in the case of incentive stock options. As of December 31, 1997, a total of 829,110 shares had been issued upon exercise of stock options granted under the Option Plan and an additional 252,620 shares were issuable pursuant to outstanding stock options. At December 31, 1997, options for 185,808 shares were exercisable. No further options may be granted under the Option Plan.

                                     APPLIX

           On March 19, 1996, the Board of Directors adopted, and on May 10, 1996 the stockholders approved, the 1996 Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the
         Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company's Common Stock are reserved for issuance pursuant to the Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. Each option granted pursuant to the Director Plan becomes exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date. As of December 31, 1997, there were no shares issued upon exercise of stock options and 15,000 shares of Common Stock were issuable pursuant to stock options outstanding under the Director Plan. At December 31, 1997, options for 7,500 shares were exercisable under the Director Plan.

           The Board of Directors also adopted, on October 17, 1996, the 1996 Sinper Stock Option Plan (the "Sinper Plan"). The purpose of this plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees of Sinper Corporation (Sinper), which became a wholly-owned subsidiary of the Company pursuant to terms of the Agreement and Plan of Merger among the Company, Applix Acquisition Corporation and Sinper, dated October 17, 1996. Options were granted to persons who were, at the time of grant, employees of Sinper. A total of 88,500 shares of the Company's Common Stock were reserved for issuance pursuant to the Sinper Plan. The Sinper Plan is administered by the Board of Directors of the Company. Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. As of December 31, 1997, there were no shares issued upon exercise of stock options; 88,500 shares were issuable pursuant to stock options outstanding under the Sinper Plan. At December 31, 1997, 7,350 options outstanding under the Sinper Plan were exercisable. No additional options may be granted under the Sinper Plan.

           The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been decreased by approximately $199,000 (net of tax), or $0.02 per share in 1997, net loss and loss per share would have been increased by $1,567,000 (net of tax), or $0.16 per share in 1996 and net income and earnings per share would have been decreased by $322,000 (net of tax), or $0.03 per share in 1995. The Company would have recognized $1,077,000 (net of tax) in expense during 1997, but due to a change in forfeiture rates from prior years the Company recognized a credit of $1,276,000 (net of tax) resulting in income of $199,000 (net of tax) for 1997. The average fair value of the options granted is estimated as $6.13 during 1997 on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions: dividend yield 0%, volatility of 90%, risk-free interest rate of 6%, assumed forfeiture rate of 28% and an expected life of 5 years. The average fair value of the options granted is estimated as $18.65 during 1996 and $7.30 during 1995 on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions: dividend yield 0%, volatility of 74%, risk-free interest rate of 7%, assumed forfeiture rate of 11% and an expected life of 5 years.

           The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

                                     APPLIX

         Stock option activity for all plans is as follows:

                                                                               OPTIONS OUTSTANDING
                                                                               -------------------
                                                                                                    Weighted Average
                                                              Options Available      Options        Option Price
                                                                  for Grant        Outstanding        Per Share
                                                                  ---------        -----------        ---------
BALANCE AT JANUARY 1, 1994                                          415,294           991,832          $ 0.95
         Options authorized, 1994 Plan                              634,834
         Expiration of 1984 Plan                                   (264,494)
         Options granted                                           (257,264)          257,264          $ 2.26
         Options exercised                                               --           (28,000)         $ 0.95
         Options cancelled                                           54,868           (54,868)         $ 1.15
                                                                 ----------------------------------------------

BALANCE AT DECEMBER 31, 1994                                        583,238         1,166,228          $ 1.19
         Options authorized, 1994 Plan                              443,557
         Expiration of 1984 Plan                                    (44,804)
         Options granted                                         (1,350,000)        1,350,000          $13.87
         Options exercised                                               --          (451,122)         $ 0.98
         Options cancelled                                          103,290          (103,290)         $ 5.16
                                                                 ----------------------------------------------

BALANCE AT DECEMBER 31, 1995                                       (264,719)        1,961,816          $ 7.18
         Options authorized, 1994 Plan                              466,552
         Options authorized/granted,
           1996 Director Plan                                        50,000             7,500          $34.75
         Options authorized/granted,
           1996 Sinper Plan                                          88,500            88,500          $22.63
         Expiration of 1984 Plan                                    (14,240)
         Options granted, 1994 Plan                                (358,800)          262,800          $24.37
         Options exercised                                               --          (385,799)         $ 3.04
         Options cancelled                                           85,906           (85,906)         $14.33
                                                                 ----------------------------------------------

BALANCE AT DECEMBER 31, 1996                                         53,199         1,848,911          $13.76
         Options authorized, 1994 Plan                              495,214
         Expiration of 1984 Plan                                    (20,428)
         Options granted, 1994 Plan                                (829,200)          829,200          $ 8.36
         Options granted, 1996 Director Plan                         (7,500)            7,500          $12.88
         Options exercised                                               --           (72,322)         $ 2.51
         Options cancelled                                          543,823          (543,823)         $11.00
         Options cancelled for repricing                          1,433,699        (1,433,699)         $16.21
         Options granted for repricing                           (1,433,699)        1,433,699          $ 3.25
                                                                 ----------------------------------------------
BALANCE AT DECEMBER 31, 1997                                        235,108         2,069,466          $ 3.76
                                                                 ==============================================

         The following table summarizes information concerning currently outstanding and exercisable options:

                                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                   Weighted
                                                    Average          Weighted                         Weighted
                 Range of                          Remaining          Average                          Average
                 Exercise          Number         Contractual        Exercise          Number         Exercise
                  Prices         Outstanding         Life              Price         Exercisable        Price
                  ------         -----------         ----              -----         -----------        -----
           $ 0.15                      168            4.00             $0.15                168         $0.15
           $ 0.37                    6,804            4.13             $0.37              6,804         $0.37
           $ 1.12 -$ 1.65          150,264            4.98             $1.30            122,192         $1.29
           $ 1.87 -$ 2.25          107,692            5.84             $2.04             61,982         $2.03
           $ 3.25 -$ 4.50        1,545,828            9.33             $3.36            141,068         $3.26
           $ 5.56 -$ 9.69          235,460            6.87             $7.09             45,960         $7.04
           $12.88 -$13.12           11,700            7.54            $12.96              1,800        $13.12
           $21.25 -$26.25            4,030            5.10            $23.13              1,930        $21.16
           $32.13 -$34.75            7,520            5.25            $34.74              7,520        $34.74
           --------------------------------------------------------------------------------------------------
                                 2,069,466                                              389,424

                                     APPLIX

Stock Purchase Plan

         The Company established an Employee Stock Purchase Plan during 1995, allowing employees to purchase Common Stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. The plan allows for the purchase of up to 100,000 shares of Common Stock per plan period and 400,000 shares of Common Stock in the aggregate. As of December 31, 1997, 132,543 shares of common stock had been issued under the plan.


G
         Summary of Contribution Plan

         Applix has a defined contribution plan (401(k)) in which all full time employees are eligible to participate once they have reached the age of
         21. Employee and employer contributions vest immediately.

           The Company may make discretionary contributions to the plan as determined by the Board of Directors. Prior to May 15, 1996 the Company did not make any discretionary contributions to the Plan.

            Beginning May 15, 1996, the Company has matched one third of the employee's contribution, up to 6% of the employee's earnings. The Company's matching contribution to the plan was $237,936 during 1997 and $136,700 during 1996.


H
         Major Customer and Geographic Data

         The Company operates in one business segment.

         The Company's three largest customers (including resellers) comprised 16% of total license revenue during 1997 and 19% of total license revenue in 1996, although all of the three customers were different in these two years.

         License revenue (direct or indirect) from branches of the U.S. Government amounted to 21%, 20% and 28% of total license revenue for the years ended December 31, 1997, 1996 and 1995, respectively. A summary of the Company's operations by geographic locations for the years ended December 31, 1997, 1996 and 1995 is as follows:

Year Ended December 31, 1997 / In thousands     UNITED STATES       EUROPE        ELIMINATIONS      CONSOLIDATED
         REVENUE:
              Customers                            $30,336          $18,162          $    --          $48,498
              Intercompany                           3,255               --           (3,255)              --
                                                ----------------------------------------------------------------
         Total revenue                             $33,591          $18,162          $(3,255)         $48,498
                                                ----------------------------------------------------------------
         Operating income (loss)                   $ 4,802          $(6,408)         $    --         $ (1,606)
                                                ----------------------------------------------------------------
         Identifiable assets                       $39,130          $ 9,635          $(4,744)         $44,021
                                                ----------------------------------------------------------------

Year Ended December 31, 1996 / In thousands
         REVENUE:
              Customers                            $34,108          $17,129          $    --          $51,237
              Intercompany                           4,166               --           (4,166)              --
                                                ----------------------------------------------------------------
         Total revenue                             $38,274          $17,129          $(4,166)         $51,237
                                                ----------------------------------------------------------------
         Operating income (loss)                   $ 3,910          $(3,403)         $    --          $   507
                                                ----------------------------------------------------------------
         Identifiable assets                       $41,066          $ 9,009          $(5,561)         $44,514
                                                ----------------------------------------------------------------

                                     APPLIX

Year Ended December 31, 1995 / In thousands     UNITED STATES       EUROPE        ELIMINATIONS      CONSOLIDATED
         REVENUE:
              Customers                            $21,741          $10,602          $    --          $32,343
              Intercompany                           4,043               --           (4,043)              --
                                                ----------------------------------------------------------------
         Total revenue                             $25,784          $10,602          $(4,043)         $32,343
                                                ----------------------------------------------------------------
         Operating income (loss)                   $ 2,326          $(2,988)         $    --          $  (662)
                                                ----------------------------------------------------------------
         Identifiable assets                       $39,086          $ 4,972          $(4,560)         $39,498
                                                ================================================================

         Operating income (loss) reflects revenue less related costs of revenue, direct selling expenses and allocated operating expenses incurred in the United States, which include general, administrative, research, development and marketing expenses. These expenses are allocated in proportion to the segment sales. Total allocated expenses for the years ended December 31, 1997, 1996 and 1995 were $18,566,000, $12,360,000 and $8,150,000, respectively, of which $6,949,000, $4,260,000 and
         $2,673,000, respectively, were allocated to Europe.

         Export sales included in U.S. operations were as follows:

 In thousands / Year Ended December 31,             1997        1996       1995
          Region
          Europe                                  $3,470      $2,058     $1,261
          Asia                                       982       1,806      1,184
          Australia                                  325         239        836
          Canada                                   1,436       1,580        401
          Other                                      504         455        185
                                                  -----------------------------
                                                  $6,717      $6,138     $3,867
                                                  =============================

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


I
         Acquisitions

         On October 31, 1996, the Company acquired Sinper Corporation (Sinper) for an aggregate cost of $11,500,000 consisting of cash of $5,000,000, Common Stock valued at $5,000,000 and the estimated acquisition costs of approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Sinper and the results of its operations have been included in the consolidated financial statements of the Company since the date of acquisition. During 1996, the Company expensed in-process research and development that did not qualify for capitalization under SFAS No., 86 totalling $10,821,000. Of the remaining purchase price, $489,000 was allocated to completed technology, and $190,000 was allocated to net assets acquired. Completed technology will be amortized over a period of seven years from the acquisition date.

         On October 31, 1995, the Company acquired Target Systems Corporation (Target) for an aggregate cost of $6,400,000. This purchase price was comprised of the purchase of stock valued at $4,900,000 for cash and acquisition cost of approximately $1,500,000. Accordingly, the balance sheet accounts of Target and the result of its operations have been included in the consolidated financial statements of the Company since the date of acquisition. During 1995, the Company took a charge of $6,200,000 for in-process research and development acquired from Target. The remaining purchase price of $200,000 is comprised of completed technology, goodwill and liabilities assumed. Goodwill and completed technology will be amortized over a period of seven years from the acquisition date.

                                EXHIBIT INDEX

                EXHIBIT NO.         DESCRIPTION

                 *3.1 --  Restated Articles of Organization.

                 *3.2 --  By-laws.

               *+10.1 --  1994 Equity Incentive Plan.

               *+10.2 --  1984 Stock Option Plan.

                **10.3 -- Commercial Lease between the Registrant and
                          Westboro II-III, Inc. dated January 5, 1996.

                **10.4 -- Commercial Lease between the Registrant and
                          Westboro I Real Estate Corp. dated January 15, 1996.

               ** 10.5 -- 1996 Director Stock Option Plan.

                  11.1 -- Statement regarding computation of earnings per
                          share (included in Notes to Consolidated Financial Statements).

                  21.1 -- Subsidiaries of the Registrant.

                  23.1 -- Consent of Coopers & Lybrand L.L.P.

                  27.1 --  Financial Data Schedule.

                  27.2 -- Restated Financial Data Schedule relating to the
                          Registrant's Form 10-Q for the period ended September 30, 1997, as filed with the Commission on November 14, 1997.

                  27.3 -- Restated Financial Data Schedule relating to the
                          Registrant's Form 10-Q for the period ended June 30, 1997, as filed with the Commission on August 13, 1997.

                  27.4 -- Restated Financial Data Schedule relating to the
                          Registrant's Form 10-Q for the period ended March 31, 1997, as filed with the Commission on May 15, 1997.

                  27.5 -- Restated Financial Data Schedule relating to the
                          Registrant's Form 10-K for the period ended December 31, 1996, as filed with the Commission on April 4, 1997.
                  27.6 -- Restated Financial Data Schedule relating to the
                          Registrant's Form 10-Q for the period ended September 30, 1996, as filed with the

                          Commission on November 14, 1996.

                  27.7 -- Restated Financial Data Schedule relating to the
                          Registrant's Form 10-Q for the period ended June 30, 1996, as filed with the Commission on August 14, 1996.

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

**Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

+ Management contract or compensatory plan.