Form 10-Q
period 1998-03-31
APPLIX INC /MA/
filed 1998-05-14
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     REGISTRANT HAD 10,162,967 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT MAY 11, 1998.

                                  APPLIX, INC.


                                      INDEX





                                                                       Page No.
                                                                       --------

Part I -  Financial Information

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of
       March 31, 1998 (unaudited) and December 31, 1997                    3


     Unaudited Consolidated Statements of Operations
       for the three months ended March 31, 1998 and 1997                  4


     Unaudited Consolidated Statements of Cash Flows
       for the three months ended March 31, 1998 and 1997                  5


     Notes to Consolidated Financial Statements                            6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-11


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                 12


Signature                                                                 13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          MARCH 31,           DECEMBER 31,
                                                                                            1998                  1997
                                                                                         (UNAUDITED)
                                                                                         -----------          ------------
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents                                                             $  6,100            $  7,639
     Short-term investments                                                                  13,963              13,729
     Accounts receivable, less allowance for doubtful accounts
          of $452 and $531 at March 31, 1998 and
          December 31, 1997, respectively                                                    11,787              12,147
     Other current assets                                                                     3,024               2,872
     Deferred tax asset                                                                       2,623               2,623
                                                                                           --------            --------
          Total current assets                                                               37,497              39,010

Property and equipment, at cost                                                              11,716              11,279
Less accumulated amortization and depreciation                                               (7,719)             (7,268)
                                                                                           --------            --------
     Net property and equipment                                                               3,997               4,011
Capitalized software costs, net of accumulated
       amortization of $1,585 and $1,368 at March 31, 1998
     and December 31, 1997, respectively                                                        480                 478
Other assets                                                                                    822                 866
                                                                                           --------            --------

          Total assets                                                                     $ 42,796            $ 44,365
                                                                                           ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Accounts payable                                                                             $            $  2,676
                                                                                                                  2,355
     Accrued liabilities                                                                      4,916               5,550
     Deferred revenue                                                                         7,122               8,152
                                                                                           --------            --------
          Total current liabilities                                                          14,393              16,378

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized Common stock,
     $.0025 par value; 30,000,000 shares
          authorized; 10,433,117 and 10,344,063 shares issued at
          March 31, 1998 and December 31, 1997, respectively                                     26                  26
     Capital in excess of par value                                                          41,332              40,959
     Accumulated deficit                                                                    (11,733)            (11,923)
     Treasury stock, 278,698 shares, at cost                                                   (933)               (933)
     Foreign currency translation adjustment                                                   (289)               (142)
                                                                                           --------            --------
          Total stockholders' equity                                                         28,403              27,987
                                                                                           --------            --------

          Total liabilities and stockholders' equity                                       $ 42,796            $ 44,365
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

                                  APPLIX, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED
                                                       ---------------------
                                                       MARCH 31,   MARCH 31,
                                                         1998        1997
                                                       --------    ---------
License revenue                                        $ 8,887     $  7,510
Service revenue                                          3,732        3,586
                                                       -------     --------

     Total revenue                                      12,619       11,096

Cost of license revenue                                    645          813
Cost of service revenue                                  1,964        1,535
                                                       -------     --------

     Gross margin                                       10,010        8,748

Operating expenses:
     Selling and marketing                               6,594        6,946
     Research and development                            2,293        2,263
     General and administrative                          1,093          857
                                                       -------     --------

     Total operating expenses                            9,980       10,066
                                                       -------     --------

Operating income (loss)                                     30       (1,318)
Interest income, net                                       272          230
                                                       -------     --------

Net income (loss) before income taxes                      302       (1,088)

Provision (benefit) for income taxes                       112         (407)
                                                       -------     --------

Net  income (loss)                                     $   190     $   (681)
                                                       =======     ========

Basic earnings (loss) per share (see Note C)           $  0.02     $  (0.07)
                                                       =======     ========
Diluted earnings (loss) per share (see Note C)         $  0.02     $  (0.07)
                                                       =======     ========

Weighted average common and common equivalent shares
  outstanding:
     Basic                                              10,117        9,933
                                                       =======     ========
     Diluted                                            10,984        9,933
                                                       =======     ========


     The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                -----------------------
                                                                MARCH 31,     MARCH 31,
                                                                  1998          1997
                                                                --------      ---------
Operating activities:
Net income (loss)                                               $   190      $   (681)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
     Depreciation                                                   451           446
     Amortization of capitalized software costs                     217           258
     Amortization of goodwill                                        30           125
     Provision for doubtful accounts                                (79)          (12)
     Changes in operating assets and liabilities:
     Accounts receivable                                            439         3,038
     Other assets                                                  (138)          112
     Accounts payable                                              (321)       (1,413)
     Accrued liabilities                                           (608)       (2,323)
     Deferred revenue                                            (1,030)           16
                                                                -------      --------

     Cash used in operating activities                             (849)         (434)

Investing activities:
     Purchase of property and equipment                            (437)         (360)
     Capitalized software costs                                    (219)         (258)
     Purchase of short-term investments                          (9,484)           --
     Maturities of short-term investments                         9,250         9,250
                                                                -------      --------

     Cash used in investing activities                             (890)         (618)

Financing activities:
     Proceeds from exercise of incentive stock options and
        employee stock purchase plans                               373           443
     Principal payments under capital lease obligations             (26)           --
                                                                -------      --------

     Cash provided by financing activities                          347           443

     Effect of exchange rate changes on cash                       (147)           42
                                                                -------      --------

     Net decrease in cash and cash equivalents                   (1,539)         (567)

Cash and cash equivalents at beginning of period                  7,639        19,882
                                                                -------      --------

Cash and cash equivalents at end of period                      $ 6,100      $ 19,315
                                                                =======      ========

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes                           $    27      $     44
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

B. BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

C. COMPUTATION OF NET INCOME PER COMMON SHARE

     For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of Basic and Diluted earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consists of stock options. The dilutive computations do not include common stock equivalents for the quarter ended March 31, 1997 as their inclusion would be antidilutive.

D. SHORT-TERM INVESTMENTS

     All short-term investments are classified as available-for-sale, and are in liquid high grade commercial paper. Those investments that are part of the Company's cash management portfolio with original maturities of three months or less are reported as cash equivalents.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

E. CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, Applix adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive income or loss will include foreign currency translation adjustments.

                                          THREE MONTHS ENDED MARCH 31
                                          ---------------------------
                                              1998           1997
                                          ---------------------------

Net income (loss)                             $190          $(681)
Other comprehensive (loss) income             (147)            42
                                              ----          -----

Total comprehensive income (loss)             $ 43          $(639)
                                              ====          =====


F. CHANGES IN EQUITY

     For the quarter ended March 31, 1997, the basic and diluted earnings per share calculation is the same due to a net loss for the quarter.

     For the quarter ended March 31, 1998 (in thousands except per share data)

                                                                  Per Share
                                       Income         Shares        Amount
                                       ------         ------      ---------

     Basic EPS                          $190          10,117         $0.02
     Effect of Dilutive Securities
      common stock options                --             867
                                        ----          ------         -----
     Diluted EPS
     Income available to common
      stockholders                      $190          10,984         $0.02
                                        ====          ======         =====

G. RECENTLY ISSUED ACCOUNTING STANDARD

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

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     License revenue increased 18% to $8,887,000 for the quarter ended March 31, 1998 from $7,510,000 for the quarter ended March 31, 1997. Domestic license revenue decreased 16% to $4,029,000 from $4,824,000 as compared to the same period in 1997. International license revenue increased 81% to $4,858,000 from $2,686,000 for the same period in 1997. For the three months ended March 31, 1998 license revenue from the DSS product lines increased 21% to $6,883,000 (or 77% of total license revenue) from $5,710,000 (or 76% of total license revenue) in 1997 and license revenue from the CIS product line increased 11% to $2,004,000 (or 23% of total license revenue) from $1,800,000 (or 24% of total license revenue) during the same period. The increase in the DSS license revenue was due to an increase in TM1 revenue. License revenue from the financial services sector decreased 9% to $2,438,000 from $2,669,000 for the quarter ended March 31, 1997. License revenue from the government sector decreased 41% TO $1,089,000 from $1,851,000 for the quarter ended March 31, 1997. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's future operating results will be dependent in significant part on increased acceptance and success of the customer interaction software (CIS) which consists of Applix Enterprise.

     Service revenue increased 4% to $3,732,000 (or 30% of total revenues) from $3,586,000 (or 32% of total revenues) for the same period in 1997. This increase was due to increased maintenance revenue from the Company's growing customer base offset by a decrease in consulting revenue from the Applixware product line.

     Of the total revenue for the quarter ended March 31, 1998, 74% was derived from the DSS product line, and 26% was derived from the CIS product line which is consistent with the revenue mix for the quarter ended March 31, 1997.

     Gross margin remained constant at 79% for the quarters ended March 31, 1998 and March 31, 1997. License revenue gross margin increased to 93% from 89% for the same period in 1997 primarily due to a decrease in the costs of documentation, royalties and capitalized software amortization. Service revenue gross margin decreased to 47% for the quarter ended March 31, 1998 from 57% for the quarter ended March 31, 1997, due to an increase in the number of support employees servicing the growing customer base and the cost of outside consultants used for the CIS product line.

Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 5% to $6,594,000 for the quarter ended March 31, 1998 from $6,946,000 for the quarter ended March 31, 1997. The expense decrease was primarily due to a reduction in headcount and a decrease in expenditures on marketing programs. These expenses decreased as a percentage of total revenues to 52% for quarter ended March 31, 1998 from 63% for quarter ended March 31, 1997. The Company has refocused its marketing investments on the emerging segments of the CIS and DSS product lines during 1997. The Company expects to maintain the current investment levels in these emerging segments for the remainder of 1998.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 1% to $2,293,000 for the quarter ended March 31, 1998 from $2,263,000 for the quarter ended March 31, 1997, but decreased as a percentage of total revenues to 18% for the quarter ended March 31, 1998 from 20% for the quarter ended March 31, 1997. The increase in these expenses was primarily due to increased cost of personnel. Total research and development expenditures, including capitalized software costs, were $2,512,000, including $219,000 in capitalized software development costs, or 20% of total revenues for the quarter ended March 31, 1998 compared to $2,521,000, including $258,000 in capitalized software development costs, or 23% of total revenues for the quarter ended March 31, 1997.

     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 28% to $1,093,000 for the quarter ended March 31, 1998 from $857,000 for the same period in 1997, and increased as a percentage of total revenues between these periods to 9% from 8%. The increase in these expenses was primarily due an increase in legal fees relating to certain recently concluded litigation.

     Interest income increased to $272,000 from $230,000 due to higher cash balances available for investments. Cash, cash equivalents and short-term investments were $20,063,000 as of March 31, 1998 which represents a decrease of $1,304,000 from December 31, 1997.

     The Company recorded a provision for income taxes for the quarter ended March 31, 1998 of $112,000 based on the Company's estimated annual effective tax rate of 37%, compared to a benefit of $407,000 or 37% of net loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used funds from operations of $849,000 for the three months ended March 31, 1998. An additional $890,000 was used in investing activities for the purchase of equipment, short-term investments and in capitalized software costs. The proceeds generated from the exercise of incentive stock options and the employee stock purchase plan were $373,000. As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $20,063,000 and working capital of $23,104,000.

     The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1998.

     To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

     During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent quarters. The Company has recently expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation, in late 1996. In addition, the Company has recently developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial revenue and profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.

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

     The Company remains dependent to a significant degree on revenue from domestic and international customers in the securities trading industry, which has been the first industry to embrace real time decision support solutions. License revenue from the financial services sector comprised 27% of the Company's total license revenue during the three months ended March 31, 1998 and 36% for the three months ended March 31, 1997, and the Company believes that the substantial majority of its financial services sector revenue was derived from companies engaged in the trading of securities. The financial performance of the securities trading industry is volatile as a result of its dependence upon unpredictable factors such as economic conditions and securities market conditions. The Company's financial performance will be subject to, and may be adversely affected by, factors affecting the economic performance and capital expenditure levels of the securities trading industry.

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

     License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 12% and 25% of total license revenue during the three months ended March 31, 1998 and 1997, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

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



                                  APPLIX, INC.



                                  By: /s/ Patrick J. Scannell, Jr.
                                      ----------------------------
                                      Patrick J. Scannell, Jr.
                                      Executive Vice President
                                      Chief Financial Officer and Treasurer


Date: May 14, 1998