Form 10-Q
period 1998-06-30
APPLIX INC /MA/
filed 1998-08-14
CIK 932112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

      REGISTRANT HAD 10,252,037 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 7, 1998.

                                  APPLIX, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
  Part I - Financial Information

  Item 1.  Consolidated Financial Statements:

       Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997                            3


       Consolidated Statements of Operations
            for the three months ended June 30, 1998 and 1997              4


       Consolidated Statements of Operations
            for the six months ended June 30, 1998 and 1997                5


       Consolidated Statements of Cash Flows
            for the six months ended June 30, 1998 and 1997                6


       Notes to Consolidated Financial Statements                         7-8

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               9-13


  Part II - Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders             13

  Item 5.  Other Information                                               14

  Item 6.  Exhibits and Reports on Form 8-K                                14


  Signature                                                                15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                             JUNE 30,
                                                               1998        DECEMBER 31,
                                                           (UNAUDITED)        1997
                                                          --------------  -------------
                       ASSETS
  Current assets:
       Cash and cash equivalents                            $ 3,429          $ 7,639
       Short-term investments                                15,608           13,729
       Accounts receivable, less allowance
         for doubtful accounts of $469 and $531
         at June 30, 1998 and December 31, 1997,
         respectively                                        12,010           12,147
       Other current assets                                   2,596            2,872
       Deferred tax asset                                     2,273            2,623
                                                            -------          -------
            Total current assets                             35,916           39,010

  Property and equipment, at cost                            12,402           11,279
  Less accumulated amortization and depreciation             (8,213)          (7,268)
                                                            -------          -------
       Net property and equipment                             4,189            4,011
  Capitalized software costs, net of accumulated
         amortization of $1,797 and $1,368 at
         June 30, 1998 and December 31, 1997, respectively      481              478

  Other assets                                                  785              866
                                                            -------          -------

            Total assets                                    $41,371          $44,365
                                                            =======          =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Accounts payable                                     $ 1,749          $ 2,676
       Accrued liabilities                                    4,483            5,550
       Deferred revenue                                       6,754            8,152
                                                            -------          -------
            Total current liabilities                        12,986           16,378

  Stockholders' equity:

       Preferred stock, $0.01 par value; 1,000,000
         shares authorized
       Common stock, $.0025 par value; 30,000,000
         shares authorized; 10,446,051 and 10,344,063
         shares issued at June 30, 1998 and
         December 31, 1997, respectively                         26               26
       Capital in excess of par value                        41,370           40,959
       Accumulated deficit                                  (11,525)         (11,923)
       Treasury stock, 278,698 shares, at cost                 (933)            (933)
       Foreign currency translation adjustment                 (553)            (142)
                                                            -------          -------
            Total stockholders' equity                       28,385           27,987
                                                            -------          -------

            Total liabilities and stockholders' equity      $41,371          $44,365
                                                            =======          =======

    The accompanying notes are an integral part of the consolidated financial statements.


                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                         JUNE 30,     JUNE 30,
                                                          1998          1997
                                                       ------------  -----------
  License revenue                                       $ 8,264         $ 8,367
  Service revenue                                         4,019           3,338
                                                        -------         -------
            Total revenue                                12,283          11,705

  Cost of license revenue                                   721             792
  Cost of service revenue                                 2,036           1,715
                                                        -------         -------
            Gross margin                                  9,526           9,198

  Operating expenses:
            Selling and marketing                         6,343           6,995
            Research and development                      2,252           2,282
            General and administrative                      851             989
                                                        -------         -------
            Total operating expenses                      9,446          10,266
                                                        -------         -------
  Operating income (loss)                                    80          (1,068)
  Interest income, net                                      251             244
                                                        -------         -------
  Net income (loss) before income taxes                     331            (824)

  Provision for (benefit from) income taxes                 123            (305)
                                                        -------         -------

  Net income (loss)                                     $   208         $  (519)
                                                        =======         =======
  Basic earnings (loss) per share (see Note C)
                                                        $  0.02         $ (0.05)
                                                        =======         =======
  Diluted earnings (loss) per share (see Note C)
                                                        $  0.02         $ (0.05)
                                                        =======         =======
  Weighted average common and common equivalent
   shares Outstanding:
       Basic                                             10,163           9,986
                                                        =======         =======
       Diluted                                           10,806           9,986
                                                        =======         =======




    The accompanying notes are an integral part of the consolidated financial statements.


                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          SIX MONTHS ENDED
                                                    ----------------------------
                                                       JUNE 30,       JUNE 30,
                                                         1998           1997
                                                    --------------  ------------
  License revenue                                    $17,151         $15,877
  Service revenue                                      7,751           6,924
                                                     -------         -------
            Total revenue                             24,902          22,801

  Cost of license revenue                              1,366           1,605
  Cost of service revenue                              4,000           3,250
                                                     -------         -------
            Gross margin                              19,536          17,946

  Operating expenses:
            Selling and marketing                     12,937          13,941
            Research and development                   4,545           4,545
            General and administrative                 1,944           1,846
                                                     -------         -------
            Total operating expenses                  19,426          20,332
                                                     -------         -------

  Operating income (loss)                                110          (2,386)
  Interest income, net                                   523             474
                                                     -------         -------

  Net  income (loss) before income taxes                 633          (1,912)

  Provision for (benefit from) income taxes              235            (712)
                                                     -------         -------

  Net  income (loss)                                 $   398         $(1,200)
                                                     =======         =======

  Basic earnings (loss) per share (see Note C)       $  0.04         $ (0.12)
                                                     =======         =======
  Diluted earnings (loss) per share (see Note C)     $  0.04         $ (0.12)
                                                     =======         =======
  Weighted average common and common equivalent
   shares outstanding:
            Basic                                     10,140           9,945
                                                     =======         =======
            Diluted                                   10,874           9,945
                                                     =======         =======



    The accompanying notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                     --------------------------
                                                       JUNE 30,       JUNE 30,
                                                         1998           1997
                                                     ------------   ------------
  Operating activities:
  Net income (loss)                                      $    398        $(1,200)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
            Depreciation                                      945            874
            Amortization of capitalized software costs        429            451
            Amortization of goodwill                           77            234
            Provision for doubtful accounts                     -             (1)
            Deferred tax asset                                350              -
            Changes in operating assets and liabilities:
                Accounts receivable                           137          1,689
                Other assets                                  280           (438)
                Accounts payable                             (927)        (1,477)
                Accrued liabilities                        (1,014)        (2,189)
                Deferred revenue                           (1,398)             9
                                                         --------        -------

            Cash used in operating activities                (723)        (2,048)

  Investing activities:
            Purchase of property and equipment             (1,123)          (385)
            Capitalized software costs                       (432)          (451)
            Purchase of short-term investments            (23,515)             -
            Maturities of short-term investments           21,636              -
                                                         --------        -------

            Cash used in investing activities              (3,434)          (836)


  Financing activities:
            Principal payments under capital
              lease obligations                               (53)             -
            Proceeds from exercise of incentive
              stock options                                   411            464
                                                         --------        -------

            Cash provided by financing activities             358            464

            Effect of exchange rate changes on cash          (411)            60
                                                         --------        -------
            Net decrease in cash and cash
              equivalents                                  (4,210)        (2,360)

  Cash and cash equivalents at beginning of period          7,639         19,882
                                                         --------        -------

  Cash and cash equivalents at end of period             $  3,429        $17,522
                                                         ========        =======

  Supplemental disclosure of cash flow information:


  Cash paid during the period for taxes                  $     38        $    89
                                                         ========        =======



    The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:
      Applix is a leading provider of software for front office business applications in managing customer interaction, real time decision support and office productivity across globally networked, extended enterprise environments. The Company provides cross-platform client/server, network-centric, webtop and thin-client computing solutions throughout its core offerings. The Company offers the following array of solutions: Applix Enterprise, the Company's product offering in the Customer Interation Software (CIS) market; Applix TM1, the Company's real time multi-dimensional analysis software for financial decision support systems; and Applixware, Applix Office and Applix Anyware for UNIX, Windows/NT, LINUX systems, and office automation applications.

B.  BASIS OF PRESENTATION:
      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
      The results of the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

C.  COMPUTATION OF NET INCOME PER COMMON SHARE
      Beginning for the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of Basic and Diluted earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the years ended December 31, 1997 and 1996 as their inclusion would be antidilutive. Common stock equivalents do have a dilutive effect for the periods ended June 30, 1998 and March 31, 1998 and consequently are included in the diluted shares outstanding computation for those dates.

      For the quarter ended June 30, 1997, the basic and diluted earnings per share calculation is the same due to a net loss for the quarter.

      For the quarter ended June 30, 1998 (in thousands except per share data)

                                                                  Per Share
                                            Income     Shares      Amount
                                            ------     ------     ---------

      Basic EPS                              $208      10,163       $0.02
      Effect of Dilutive Securities
       common stock options                    --         643
                                             ----      ------       -----

      Diluted EPS
      Income Available to common
       stockholders                          $208      10,806       $0.02
                                             ====      ======       =====

                                  APPLIX, INC.

D.  SHORT-TERM INVESTMENTS
      All short-term investments are classified as available-for-sale, and are in liquid high grade commercial paper. Those investments that are part of the Company's cash management portfolio with original maturities of three months or less are reported as cash equivalents.

E. CHANGES IN ACCOUNTING PRINCIPLES
      Effective January 1, 1998, Applix adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires companies to classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive income or loss includes foreign currency translation adjustments.


                             THREE MONTHS ENDED JUNE        SIX MONTHS ENDED JUNE 30
                             -----------------------        ------------------------
                                1998           1997            1998           1997
                             ------------------------       ------------------------
Net income (loss)            $  208          $ (519)        $  398         $(1,200)
Other comprehensive income     (264)             17           (411)             59
                             ------          ------         ------         -------
Total comprehensive income
 (loss)                      $  (56)         $ (502)        $  (13)        $(1,141)
                             ======          ======         ======         =======


F. RECENTLY ISSUED ACCOUNTING STANDARD

      In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 for the quarter ending March 31, 2000. The Company is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      License revenue decreased 1% to $8,264,000 for the quarter ended June 30, 1998 from $8,367,000 for the quarter ended June 30, 1997. License revenue from the front office business applications products which consist of Applix Enterprise and Applix TM1 products increased 47% to $5,609,000 for the quarter ended June 30, 1998 from $3,811,000 for the same period in 1997. Applixware license revenue decreased 42% to $2,655,000 for the quarter ended June 30, 1998 from $4,556,000 for the quarter ended June 30, 1997. Domestic license revenue decreased 28% to $3,362,000 for the quarter ended June 30, 1998 from $4,684,000 for the same period in 1997 as the Applixware business in the government sector substantially declined 68% to $768,000 from $2,374,000. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. International license revenue increased 33% to $4,902,000 from $3,683,000 for the same period in 1997, primarily as a result of further deployment of Applix Enterprise and Applix TM1 products in Europe and Asia. The Company's future operating results will be particularly dependent on the continued acceptance of Applix Enterprise, Applix TM1, and Applixware.
      Service revenue increased 20% to $4,019,000 (or 33% of total revenues) from $3,338,000 (or 29% of total revenues) for the same period in 1997. This increase corresponded to the increase in the CIS installed base and the expansion of our consulting services offering.
      Gross margin remained relatively stable at 78% for June 30, 1998 only decreasing slightly from a 79% gross margin for June 30, 1997. License revenue gross margin remained stable at 91% for the quarter ended June 30, 1998 compared to the same period in 1997. Service revenue gross margin was stable at 49% for the quarters ended June 30, 1998 and 1997.
      Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 9% to $6,343,000 for the quarter ended June 30, 1998 from $6,995,000 for the quarter ended June 30, 1997. The expense decrease was primarily due to decreased staffing which was partially offset by increased spending in marketing programs and outside consultant services. Selling and marketing expenses decreased as a percentage of total revenues to 52% for quarter ended June 30, 1998 from 60% for quarter ended June 30, 1997. Additionally, the Company is refocusing its investment in marketing activities toward the front office business application sector. The Company expects to maintain current levels of spending for the remainder of 1998.
      Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, decreased 1% to $2,252,000 for the quarter ended June 30, 1998 from $2,282,000 for the quarter ended June 30, 1997, and decreased as a percentage of total revenues to 18% for the quarter ended June 30, 1998 from 19% for the quarter ended June 30, 1997. The decrease in these expenses was primarily due to a lower headcount, partially offset by increases in salaries. Total research and development expenses, including capitalized software costs, were $2,464,000, including $212,000 in capitalized software development costs, or 20% of total revenues for the quarter ended June 30, 1998 compared to $2,475,000, including $193,000 in capitalized software development costs, or 21% of total revenues for the quarter ended June 30, 1997.
      General and administrative expenses, which include the costs of the finance, human resources and administrative functions, decreased 14% to $851,000 from $989,000 for the same period in 1997, and decreased as a percentage of total revenues between these periods to 7% from 8%. The decrease in these expenses was primarily due to the reductions in staff.
      Interest income increased to $251,000 from $244,000 due to slightly higher interest rates and more funds available for investments during the three months ended June 30, 1998.
      The Company recorded a provision for income tax for the quarter ended June 30, 1998 of $ 123,000 based on the Company's estimated annual effective tax rate of 37%, compared to a income tax benefit of $305,000 or 37% of the net loss for the same period in 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      License revenue increased 8% to $17,151,000 for the six months ended
June 30, 1998 from $15,877,000 for the six months ended June 30, 1997. License revenue from the front office business applications products increased 45% to $9,915,000 for the six months ended June 30, 1998 from $6,849,000 for the same period in 1997. Applixware license revenue decreased 20% to $7,236,000 for the six months ended June 30, 1998 from $9,028,000 for the six months ended June 30, 1997. Domestic license revenue decreased 22% to $7,391,000 from $9,509,000 for the same period in 1997, primarily as a result of the decrease in Applixware revenue from the government sector. International license revenue increased 53% to $9,760,000 from $6,368,000 for the same period in 1997, primarily as a result of further deployment of Applix Enterprise and Applix TM1 products in Europe and Asia. Revenue from the government sector decreased 50% to $2,583,000 from $5,119,000 for the six months ended June 30, 1997.
      Service revenue increased 12% to $7,751,000 (or 31% of total revenues) from $6,924,000 (or 30% of total revenues) for the same period in 1997. This increase was primarily due to increased maintenance revenue from the Company's growing customer base and the expansion of the Company's consulting services offering for the front office business application products.
      Gross margin decreased to 78% for the six months ended June 30, 1998 from 79% for the six months ended June 30, 1997. License gross margin increased to 92% from 90% for the same period in 1997 primarily due to the increase in license revenue, and the decrease in capitalized software amortization, royalty and documentation costs. Service gross margin decreased to 48% for the six months ended June 30, 1998 from 53% for the six months ended June 30, 1997, due to the increase in the number of support employees and consultants and the cost of outside consultants used for the Enterprise product line.
      Selling and marketing expenses decreased 7% to $12,937,000 for the six months ended June 30, 1998 from $13,941,000 for the six months ended June 30, 1997. The expense decrease was primarily due to decreased staffing. These expenses decreased as a percentage of total revenue to 52% from 61% for the same period in 1997.
      Research and development expenses remained stable at $4,545,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, and decreased as a percentage of total revenue to 18% for the six months ended June 30, 1998 from 20% for the six months ended June 30, 1997. Total research and development expenses including capitalized software costs, were $4,974,000, including $429,000 in capitalized software costs, or 20% of total revenue for the six months ended June 30, 1998 and $4,996,000, including $451,000 in capitalized software development costs, or 22% of total revenue for the six months ended June 30, 1997.
      General and administrative expenses increased 5% to $1,944,000 from $1,846,000 for the same period in 1997, and remained at 8% of total revenue.
The increase in these expenses was primarily due to an increase in legal fees relating to certain recently concluded litigation.
      Interest income increased to $523,000 from $474,000 due to slightly higher interest rates and higher cash balances available for investments.
      The Company recorded a provision for income tax for the six months ended June 30, 1998 of $235,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax benefit of $712,000 or 37% of the net loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used funds from operations of $723,000 for the six months ended June 30, 1998. An additional $3,433,000 was used in investing activities primarily for the purchase of short term investments ($1,878,000), for the purchase of equipment ($1,123,000), and in capitalized software costs ($432,000). $358,000 was generated from financing activities substantially from the proceeds of the exercise of incentive stock options and stock purchases pursuant to the Company's employee stock purchase plan. As of June 30, 1998, the Company had cash, cash equivalents, and short term investments of $19,037,000 and working capital of $22,930,000.
      The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1998.
     To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

      This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.
      During the past several years, the Company has derived the substantial majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent quarters. The Company expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation, in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.
      The Company's financial performance will also depend significantly on sales of the Applix Enterprise product line, which addresses the CIS market. The Company believes this market is growing rapidly, but the Company is a relatively new entrant into this market and faces intense competition from larger companies such as Remedy Corporation, Vantive Corporation, Clarify, Inc., Siebel Systems, Inc. and others.
      Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With operating systems, such as Microsoft Windows/NT and Windows 95, the Company is now competing directly with vendors of PC software applications such as Microsoft, Lotus and Corel. This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.
      For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs currently using the Company's software in their products will continue to use the Company's products and will not select third party's software products to replace that of the Company. In addition, the Company's Applix TM1 product line competes with product offerings from Oracle Corporation and Arbor Software. Hyperion Software Corporation, a significant OEM of the Company's products, merged with Arbor Software Corporation. There can be no assurance that the surviving entity will continue to market and sell the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs are unsuccessful in selling their products or discontinue using the Company's software in their products.

      The approaching millennium ("Year 2000") could result in challenges related to the Company's computer software, accounting records and relationships with suppliers and customers. The Company's management is studying Year 2000 issues and is seeking to avoid such problems. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing and remediating Year 2000 problems. However, there can be no assurance that such problems will not be encountered or that costs incurred to resolve such problems will not be material.
      The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in the expected revenue could therefore have a disproportionate adverse effect on the Company's net income.
      Most of the Company's international sales through subsidiaries are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenue received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency translation exposure on intercompany balances for the purpose of mitigating the effect of foreign currency fluctuations. The international portion of the Company's business is also subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, difficulties or delays in translating products into foreign languages, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.
      On January 1, 1999, eleven countries of the European Union are scheduled to adopt the euro as their common legal currency. In addition, although the legacy currencies of each of such countries will remain legal tender from January 1, 1999 through January 1, 2002, the conversion ratios of such currencies will be based on a fixed conversion ratio to the euro. Because a significant portion of the Company's revenue is generated from sales to Europe, the Company is currently in the process of evaluating the impact that the adoption of the euro may have on the Company.
      License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 15% and 32% of total license revenue during the six months ended June 30, 1998 and 1997, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held on May 8, 1998, the following proposals were adopted by the vote specified below:

Proposal                               For            Against          Abstain
--------                               ---            -------          -------

1. Election of Directors
      Paul J. Ferri                 8,739,084            N.A.             N.A.
      Jitendra Saxena               8,739,084            N.A.             N.A.

2. Amendment to Company's
     1994 Equity Incentive Plan     7,882,664         931,261          78,779

3. Ratification of Coopers &
     Lybrand LLP as
     independent auditors           9,009,420          54,103          39,056

ITEM 5.  OTHER INFORMATION

      Stockholder Proposals for 1999 Annual Meeting

      As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 4, 1998.

      In addition, accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before February 17, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Company does not receive timely notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
The exhibit filed as a part of this Form 10-Q is the following:

EXHIBIT 27.1:  Financial Data Schedule

                                    SIGNATURE

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     APPLIX, INC.


                                     BY: /s/ Patrick J. Scannell, Jr.
                                         -------------------------------------
                                         Patrick J. Scannell, Jr.
                                         Executive Vice President
                                         Chief Financial Officer and Treasurer

Date:  August 14, 1998