Form 10-Q
period 1998-09-30
APPLIX INC /MA/
filed 1998-11-16
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1998

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


                                 (508) 870-0300
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

     Registrant had 10,257,978 shares of Common Stock, $.0025 par value, outstanding at November 9, 1998.

                                  APPLIX, INC.


                                      INDEX


                                                                        Page No.
                                                                        --------

  Part I - Financial Information

  Item 1.  Consolidated Financial Statements:

       Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997                        3


       Consolidated Statements of Operations
            for the three months ended September 30, 1998 and 1997          4


       Consolidated Statements of Operations
            for the nine months ended September 30, 1998 and 1997           5


       Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998 and 1997           6


       Notes to Consolidated Financial Statements                          7-9


  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                9-14

  Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                15


  Signature                                                                16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                                 APPLIX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                 1998             1997
                                                                              (UNAUDITED)
                                                                              -------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $  6,805        $  7,639
     Short-term investments                                                       13,248          13,729
     Accounts receivable, less allowance for doubtful accounts
          of $432 and $531 at September 30, 1998 and
          December 31, 1997, respectively                                         12,449          12,147
     Other current assets                                                          2,757           2,872
     Deferred tax asset                                                            2,273           2,623
                                                                                --------        --------
          Total current assets                                                    37,532          39,010

Property and equipment, at cost                                                   12,752          11,279
Less accumulated amortization and depreciation                                    (8,787)         (7,268)
                                                                                --------        --------
     Net property and equipment                                                    3,965           4,011
Capitalized software costs, net of accumulated
     amortization of $1,978 and $1,368 at September 30, 1998
     and December 31, 1997, respectively                                             481             478
Other assets                                                                         656             866
                                                                                --------        --------

          Total assets                                                          $ 42,634        $ 44,365
                                                                                ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $  1,315        $  2,676
     Accrued liabilities                                                           5,285           5,550
     Deferred revenue                                                              7,183           8,152
                                                                                --------        --------
          Total current liabilities                                               13,783          16,378

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized Common stock, $.0025 par value; 30,000,000 shares
          authorized; 10,535,073 and 10,344,063 shares issued at
          September 30, 1998 and December 31, 1997,
          respectively                                                                26              26
     Capital in excess of par value                                               41,635          40,959
     Accumulated deficit                                                         (11,344)        (11,923)
     Treasury stock, 278,698 shares, at cost                                        (933)           (933)
     Foreign currency translation adjustment                                        (533)           (142)
                                                                                --------        --------
          Total stockholders' equity                                              28,851          27,987
                                                                                --------        --------
          Total liabilities and stockholders' equity                            $ 42,634        $ 44,365
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


                                            APPLIX, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                      ----------------------------
                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                         1998           1997
                                                                      -------------  -------------
License revenue                                                         $ 7,708       $ 8,409
Service revenue                                                           4,306         3,791
                                                                        -------       -------
     Total revenue                                                       12,014        12,200

Cost of license revenue                                                     811           799
Cost of service revenue                                                   2,025         1,666
                                                                        -------       -------
     Gross margin                                                         9,178         9,735

Operating expenses:
     Selling and marketing                                                6,210         6,745
     Research and development                                             2,084         2,100
     General and administrative                                             831           884
                                                                        -------       -------
     Total operating expenses                                             9,125         9,729
                                                                        -------       -------
Operating income                                                             53             6
Interest income, net                                                        235           243
                                                                        -------       -------
Net income before income taxes                                              288           249

Provision for income taxes                                                  107            93
                                                                        -------       -------
Net income                                                              $   181       $   156
                                                                        =======       =======

Basic earnings per share (see Note C)                                   $  0.02       $  0.02
                                                                        =======       =======
Diluted earnings per share (see Note C)                                 $  0.02       $  0.01
                                                                        =======       =======

Weighted average common and common equivalent shares outstanding:
  Basic                                                                  10,225        10,008
                                                                        =======       =======
  Diluted                                                                10,348        11,319
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


                                            APPLIX, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              NINE MONTHS ENDED
                                                                       -------------------------------
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           1998             1997
                                                                       -------------     -------------
License revenue                                                           $24,859         $ 24,268
Service revenue                                                            12,057           10,715
                                                                          -------         --------
    Total revenue                                                          36,916           35,001

Cost of license revenue                                                     2,177            2,404
Cost of service revenue                                                     6,025            4,916
                                                                          -------         --------
    Gross margin                                                           28,714           27,681

Operating expenses:
    Selling and marketing                                                  19,147           20,686
    Research and development                                                6,629            6,645
    General and administrative                                              2,775            2,730
                                                                          -------         --------
    Total operating expenses                                               28,551           30,061
                                                                          -------         --------

Operating income (loss)                                                       163           (2,380)
Interest income, net                                                          757              717
                                                                          -------         --------

Net income (loss) before income taxes                                         920           (1,663)

Provision for (benefit from) income taxes                                     342             (619)
                                                                          -------         --------

Net income (loss)                                                         $   578         $ (1,044)
                                                                          =======         ========

Basic earnings (loss) per share (see Note C)                              $  0.06         $  (0.10)
                                                                          =======         ========

Diluted earnings (loss) per share (see Note C)                            $  0.05         $  (0.10)
                                                                          =======         ========

Weighted average common and common equivalent shares outstanding:
    Basic                                                                  10,168            9,966
                                                                          =======         ========
    Diluted                                                                10,746            9,966
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

                                       APPLIX, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                 -------------------------------
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     1998               1997
                                                                 -------------     -------------
Operating activities:
Net income (loss)                                                  $    578          $ (1,044)
Adjustments to reconcile net income (loss)  to net cash
provided by operating activities:
     Depreciation                                                     1,519             1,363
     Amortization of capitalized software costs                         610               630
     Amortization of goodwill                                           111               339
     Provision for doubtful accounts                                     --                 4
     Deferred tax asset                                                 350                --
     Changes in operating assets and liabilities:
         Accounts receivable                                           (302)            1,962
         Other assets                                                   214              (344)
         Accounts payable                                            (1,361)           (1,037)
         Accrued liabilities                                           (184)           (1,885)
         Deferred revenue                                              (969)              (93)
                                                                   --------          --------

     Cash provided by (used in) operating activities                    566              (105)

Investing activities:
     Purchase of property and equipment                              (1,473)             (915)
     Capitalized software costs                                        (613)             (630)
     Purchase of short-term investments                             (31,184)          (10,471)
     Maturities of short-term investments                            31,665                --
                                                                   --------          --------

     Cash used in investing activities                               (1,605)          (12,016)

Financing activities:
     Capital lease borrowings                                            --               329
     Principal payments under capital lease obligations                 (81)              (68)
     Proceeds from exercise of incentive stock options and
     employee stock purchase plan                                       677               809
                                                                   --------          --------

     Cash provided by financing activities                              596             1,070

     Effect of exchange rate changes on cash                           (391)               10
                                                                   --------          --------

     Net decrease in cash and cash equivalents                         (834)          (11,041)

Cash and cash equivalents at beginning of period                      7,639            19,882
                                                                   --------          --------

Cash and cash equivalents at end of period                         $  6,805          $  8,841
                                                                   ========          ========

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes                              $     81          $    104
                                                                   ========          ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   NATURE OF BUSINESS:

     Applix is a leading provider of software for front office business applications and office productivity applications. Front office business applications includes customer relationship management (CRM) and business intelligence applications. The Company provides cross-platform client/server, network-centric, webtop and thin-client computing solutions throughout its core offerings. The Company offers the following array of solutions: Applix Enterprise, the Company's product offering in the CRM market; Applix TM1, the Company's real time multi-dimensional analysis software for business intelligence applications; Applixware, an open suite of desktop and development tools for accessing, analyzing and communicating information in real time; Applix Office for UNIX, LINUX, and Windows/NT and Anyware Office for Java-based desktops; and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

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

     The results of the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

C.   COMPUTATION OF NET INCOME PER COMMON SHARE

     Beginning for the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of Basic and Diluted earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the nine month period ended September 30, 1997 as their inclusion would be antidilutive. Common stock equivalents do have a dilutive effect for the three month and nine month periods ended September 30, 1998, and consequently are included in the diluted shares outstanding computation for those dates.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     For the quarter ended September 30, 1998 and 1997 (in thousands except per share data)

                                          September 30, 1998                 September 30, 1997
                                          ------------------                -------------------
                                                           Per Share                          Per Share
                                    Income     Shares       Amount     Income      Shares       Amount
                                    ------     ------       ------     ------      ------       ------
Basic EPS                           $181       10,225       $0.02       $156       10,008       $0.02
Effect of Dilutive Securities
 common stock options                 --          123          --         --        1,311       $0.01
                                    ----       ------       -----       ----       ------       -----
Diluted EPS
Income Available to Common
 Stockholders                       $181       10,348       $0.02       $156       11,319       $0.01
                                    ====       ======       =====       ====       ======       =====


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


                                   Three Months Ended Sept. 30      Nine Months Ended Sept. 30
                                   ---------------------------      --------------------------
                                        1998       1997                 1998        1997
                                   ---------------------------      --------------------------
Net income (loss)                      $181       $ 156               $ 578        $(1,044)
Other comprehensive income               20         (49)               (391)            10
                                       ----       -----               -----        -------

Total comprehensive income (loss)      $201       $ 107               $ 187        $(1,034)
                                       ====       =====               =====        =======


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

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     License revenue decreased 8% to $7,708,000 for the quarter ended September 30, 1998 from $8,409,000 for the quarter ended September 30, 1997. License revenue from the front office business applications products which consist of Applix Enterprise and Applix TM1 products increased 12% to $5,483,000 for the quarter ended September 30, 1998 from $4,893,000 for the same period in 1997. Applixware license revenue decreased 37% to $2,225,000 for the quarter ended September 30, 1998 from $3,516,000 for the quarter ended September 30, 1997. Domestic license revenue decreased 8% to $4,259,000 for the quarter ended September 30, 1998 from $4,638,000 for the same period in 1997. Applixware business in the government sector declined 20% to $1,607,000 from $2,018,000. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. International license revenue decreased 9% to $3,449,000 from $3,771,000 for the same period in 1997 resulting from reduced Applixware sales. The Company's future operating results will be particularly dependent on the continued acceptance of Applix Enterprise and Applix TM1.

     Service revenue increased 14% to $4,306,000 (or 36% of total revenues) from $3,791,000 (or 31% of total revenues) for the same period in 1997. This increase was due to increased maintenance revenue from the Company's growing CRM customer base and the expansion of the Company's consulting service offerings for front office business applications products.

     Gross margin decreased to 76% for September 30, 1998 from 80% for the same period in 1997. The decrease is primarily related to an increase in Applix Enterprise revenues, which involve higher costs, as a percentage of total revenues. License revenue gross margin decreased to 89% from 90% for the same period in 1997 due to slightly higher royalty costs associated with Applix TM1 product sales. Service revenue gross margin decreased to 53% for the quarter ended September 30, 1998 from 56% for the prior year period, due to higher consulting costs for the Enterprise product line.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 8% to $6,210,000 for the quarter ended September 30, 1998 from $6,745,000 for the quarter ended September 30, 1997. The expense decrease was primarily due to decreased staffing and marketing programs. Selling and marketing expenses decreased as a percentage of total revenues to 52% for quarter ended September 30, 1998 from 55% for quarter ended September 30, 1997. Additionally, the Company continues to focus its investment in marketing activities toward the front office business applications sector. The Company expects to maintain current levels of spending for the remainder of 1998.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, decreased 1% to $2,084,000 for the quarter ended September 30, 1998 from $2,100,000 for the quarter ended September 30, 1997, and remained at 17% of total revenues for the quarters ended September 30, 1998 and 1997. Total research and development expenses, including capitalized software costs, were $2,265,000, including $181,000 in capitalized software development costs, or 19% of total revenues for the quarter ended September 30, 1998 compared to $2,279,000, including $179,000 in capitalized software development costs, or 19% of total revenues for the quarter ended September 30, 1997.

     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, decreased 6% to $831,000 from $884,000 for the same period in 1997, and remained at 7% of total revenues for both periods.

     Interest income decreased slightly to $235,000 from $243,000 for the quarter ended September 30, 1997 due to slightly lower interest rates on investments during the quarter ended September 30, 1998.

     The Company recorded a provision for income tax for the quarter ended September 30, 1998 of $107,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax provision of $93,000 at the same effective rate for the same period in 1997.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     License revenue increased 2% to $24,859,000 for the nine months ended September 30, 1998 from $24,286,000 for the nine months ended September 30, 1997. License revenue from the front office business applications products increased 31% to $15,399,000 for the nine months ended September 30, 1998 from $11,742,000 for the same period in 1997. Applixware license revenue decreased 25% to $9,461,000 for the nine months ended September 30, 1998 from $12,544,000 for the nine months ended September 30, 1997. Domestic license revenue decreased 18% to $11,649,000 from $14,146,000 for the same period in 1997 primarily as a result of a decrease in Applixware revenue from the government sector. Revenue from the government sector decreased 41% to $4,191,000 from $7,137,000 for the nine months ended September 30, 1997. International license revenue increased 30% to $13,210,000 from $10,140,000 for the same period in 1997 because of further deployment of Applix Enterprise and Applix TM1 products in Europe and Asia.

     Service revenue increased 13% to $12,057,000 (or 33% of total revenues) from $10,715,000 (or 31% of total revenues) for the same period in 1997. This increase was primarily due to increased maintenance revenue from the Company's growing CRM customer base and the expansion of the Company's consulting services offerings for the front office business application products.

     Gross margin decreased to 78% for the nine months ended September 30, 1998 from 79% for the nine months ended September 30, 1997. License gross margin increased to 91% from 90% for the same period in 1997 primarily due to the increase in license revenue. Service gross margin decreased to 50% for the nine months ended September 30, 1998 from 54% for the nine months ended September 30, 1997, due to the increase in the number of support employees and consultants and the cost of outside consultants used for the Enterprise product line. The increase in service revenues as a percentage of total revenues also had a negative impact on overall gross margin.

     Selling and marketing expenses decreased 7% to $19,147,000 for the nine months ended September 30, 1998 from $20,686,000 for the nine months ended September 30, 1997. These expenses decreased as a percentage of total revenues to 52% from 60% for the same period in 1997. The expense decrease was primarily due to decreased staffing and marketing programs.

     Research and development expenses remained stable at $6,629,000 for the nine months ended September 30, 1998 as compared to $6,645,000 for the nine months ended September 30, 1997, and decreased as a percentage of total revenue to 18% for the nine months ended September 30, 1998 from 19% for the nine months ended September 30, 1997. Total research and development expenses, including capitalized software costs, were $7,242,000, including $613,000 in capitalized software costs, or 20% of total revenues for the nine months ended September 30, 1998 and $7,275,000, including $630,000 in capitalized software development costs, or 21% of total revenues for the nine months ended September 30, 1997.

     General and administrative expenses increased 2% to $2,775,000 from $2,730,000 for the same period in 1997, and remained at 8% of total revenues. The increase in these expenses was primarily due to an increase in legal fees relating to certain concluded litigation.

     Interest income increased to $757,000 from $717,000 due to slightly higher interest rates and higher cash balances available for investments during the current year.

     The Company recorded a provision for income tax for the nine months ended September 30, 1998 of $342,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax benefit of $619,000 or 37% of the net loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided $566,000 in funds for the nine months ended September 30, 1998. An additional $1,605,000 was used in investing activities, primarily for the purchase of equipment ($1,473,000), and in capitalized software costs ($613,000). $596,000 was generated from financing activities, substantially from the proceeds of the exercise of incentive stock options and stock purchases pursuant to the Company's employee stock purchase plan. As of September 30, 1998, the Company had cash, cash equivalents, and short term investments of $20,053,000 and working capital of $23,751,000.

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

     During the past several years, the Company has derived the majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent quarters. The Company expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation, in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial revenue and profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.

     The Company's financial performance will also depend significantly on sales of the Applix Enterprise product line, which addresses the CRM market. The Company believes this market is growing rapidly, but the Company is a relatively new entrant into this market and faces intense competition from larger companies such as Remedy Corporation, Vantive Corporation, Clarify, Inc., Siebel Systems, Inc., IBM, and others.

     The Company's Applix TM1 product line competes with product offerings from Oracle Corporation and Hyperion Solutions (formally known as Arbor Software.) This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.

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

     For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) and value added resellers (VARs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs and VARs to sell the Company products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs and VARs currently using the Company's software in their products will continue to use the Company's products and will not select third party's software products to replace that of the Company. Hyperion Software Corporation, a significant OEM of the Company's products, has merged with Arbor Software Corporation. There can be no assurance that the surviving entity will continue to market and sell the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs and VARs are unsuccessful in selling their products or discontinue using the Company's software in their products.

     The approaching millennium ("Year 2000") could result in challenges related to the Company's computer software, accounting records and relationships with suppliers and customers. The Company's management is studying Year 2000 issues and is seeking to avoid such problems. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing the remediating Year 2000 problems. However, there can be no assurance that such problems will not be encountered or that costs incurred to resolve such problems will not be material.

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

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euros, and will redenominate outstanding sovereign debt. At that time, the participating countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro will be exercised by the new European Central Bank. Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on the "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency. At this time, management is in the process of evaluating the impact of the conversion on the Company.

     License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 11% and 17% of total license revenue during the nine months ended

September 30, 1998 and 1997, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

YEAR 2000 ISSUES

      The Company is currently addressing what is commonly referred to as the "Year 2000" problem. Many computer programs and systems recognize dates using two-digit year data (rather than four-digit year data), and therefore may be unable to determine the correct century for the year. Failure to properly recognize and process date information may cause such programs and systems to fail to operate or to operate with erroneous results.

      The Company created a company-wide Year 2000 plan to identify and resolve Year 2000 issues associated with (i) products and services sold by the Company,
(ii) the Company's internal systems and (iii) products and services provided to the Company by third parties.

      The current versions of the Company's products were architected to generally avoid Year 2000 problems. For example, certain of the current versions of the Company's products use 4 character years and/or 32-bit integer internal representation of dates, while others use a sequential dating system that is not affected by the year 2000. To ensure the functionality of these products, the Company has performed code review, testing and function verification. The company believes that all of the current versions of its products are currently Year 2000 compliant. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the current versions of the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's products, may result in operating problems. In addition, although the Company has notified its customers of the availability of Year 2000 compliant products, certain of the Company's customers are using non-compliant, older versions of the Company's products. The Company is encouraging these customers to migrate to current versions.

      The Company has also evaluated its internal information technology systems for Year 2000 compliance. The Company believes that its principal internal systems, main servers, principal business databases and external payroll services are Year 2000 compliant. With respect to those systems that are not currently Year 2000 compliant, including certain information systems, e-mail and telephone systems, the Company has completed the identification, planning and procurement phases, and is currently in the implementation and testing phases. The Company expects to complete implementation and testing of these information technology systems at different stages in the remainder of 1998 and throughout 1999.

      The Company is investigating each of its significant vendors, suppliers, financial service organizations and service providers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. With respect to any third party products which the Company distributes with its products, the Company has sought information from the product manufacturers regarding such products' Year 2000 status, and, when available, has provided a reference to such information on the Company's web site. The Company has directed those customers who use Company products containing third-party products to the respective product manufacturer for detailed Year 2000 status information.

      The Company's Year 2000 compliance efforts have primarily been incorporated into its general product development efforts for new product releases. The Company's additional Year 2000 related expenses, which include identification, code review, testing, and implementation, have not been substantial. The Company's total cost related to the Year 2000 compliance has not been, and is not expected to be, material to the Company's financial position, results of operations, or cash flows.

      The Company currently does not have a contingency plan in the event that any Year 2000 problems arise in any of the Company's products which it believes to be Year 2000 compliant, any of the Company's internal systems or any third party products or services on which the Company relies. The Company intends to develop an alternative plan should such problems arise.

      Although the Company believes that the current versions of its products are Year 2000 compliant, there can be no assurance that one or more of the current versions of the Company's products do not contain Year 2000 problems that could result in material adverse effect to the Company or to its customers. In addition, the Company does not currently have any information with regard to Year 2000 compliance or any of its customers. The Company's results of operations could be materially impacted if its customers encounter Year 2000 problems unrelated to the Company's products and services.

      Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware, and software components from different manufacturers, it may be difficult to determine which component in a computer system is a cause of Year 2000 problem. As a result, the Company may be subject to Year 2000 lawsuits independent of whether its products and services are Year 2000 compliant. The outcome of any such lawsuits and the impact on the Company cannot be determined at this time.

      The Company believes that completion of its modifications to its internal information technology systems will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications. Any such delays or increased costs could impact the Company's ability to deliver products or services to its customers and could have a material adverse impact on the Company's operations and financial results.

      There can be no assurance that third party suppliers of products that are used by the Company will provide Year 2000 compliant products on a timely basis, or that the Company will be able to procure alternative, Year 2000 compliant products. The failure to obtain such products could have a material adverse effect on the Company's operations and financial results.

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


                                          APPLIX, INC.




                                          By: /s/ Gary P. Bouchard
                                              ---------------------------------
                                              Gary P. Bouchard
                                              Corporate Controller
                                              (Chief Accounting Officer)
Date:   November  16, 1998