Form 10-K405
period 1998-12-31
APPLIX INC /MA/
filed 1999-03-30
CIK 932112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   For Annual and Transitional Reports Pursuant to Sections 13 or 15(d) of The
                        Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25040


                                  APPLIX, INC.
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                           04-2781676
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


112 TURNPIKE ROAD, WESTBORO, MASSACHUSETTS                            01581-2831
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)


                                 (508) 870-0300
               --------------------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

On March 18, 1999, the aggregate market value of Common Stock held by non-affiliates of the registrant was $48,491,230 based on the closing price of the Common Stock on the Nasdaq National Market on March 18, 1999.

The number of shares of Common Stock outstanding as of March 18, 1999 was 10,508,910.

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT PART                                                          FORM 10-K
-------------                                                          ---------
Definitive Proxy Statement with respect to the Annual                  Part III
Meeting of Stockholders to be held on May 7, 1999 to be filed with the Securities and Exchange Commission

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports front office business software applications which allow organizations to improve decision-making and corporate productivity. The front office business applications include a suite of thin-client Customer Relationship Management ("CRM") applications, which include Applix Enterprise and Enterprise Anyware product lines, and a set of real-time Business Intelligence tools and applications, which include the Applix TM1 product line. In addition to its front office business applications, Applix also provides a set of decision support applications, consisting of Applixware and Applix Anyware products. Most of the Company's products are available on a variety of software platforms, including Windows, Windows NT, UNIX and Linux environments.

INDUSTRY BACKGROUND

     As the economic environment faced by companies world-wide becomes more competitive, the manner in which an organization interacts with its customers has become an increasingly important part of remaining competitive. Providing superior customer service and developing a high sense of customer loyalty among its customers have become significant factors in customer retention. Therefore, organizations all around the world are beginning to focus on their information infrastructures to obtain a better understanding of their customers' behavior, buying patterns and service objectives. In addition to tracking customer-related events, organizations need to be able to manage and analyze on a regular basis the financial implications of customer data, such as customer profitability and effectiveness of channel and marketing programs. Applix's line of front office business applications address this need for tracking, managing and analyzing external and internal customer information.

THE APPLIX CRM SOLUTION - APPLIX ENTERPRISE

     Applix Enterprise is a suite of internet-architected, CRM solutions that can be easily customized and rapidly deployed. Applix Enterprise products are based on an architecture called Enterprise Solutions Platform (ESP), which provides the following benefits:

     - INTERNET-ARCHITECTED. The architected employs a thin-client technology and a multi-tier server architecture to provide scalability, deployability and a lower total cost of ownership.

     - RAPID CUSTOMIZATION AND DEPLOYMENT. The ESP platform enables CRM applications to be easily customized and rapidly deployed, thereby enabling customers to adapt the application to their specific requirements and deploy the applications rapidly.

     - INTEGRATION. The Applix CRM applications have a common database permitting all departments and personnel to access the same customer data so that information is consistent across all work groups.

     - CONFIGURABILITY. The applications can be easily configured and customized to adapt to the unique processes of an organization or department.

     Applix Enterprise consists of the following modules:

     APPLIX SALES is a sales automation solution that enables companies to manage every phase of their sales cycle -- from initial lead generation through qualification, close and fulfillment. Applix Sales enables users to perform functions such as lead tracking, forecasting, quote generation and account management.

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

     APPLIX HELPDESK is an enterprise-wide incident management system which helps manage customer problems, from initial log-in through resource allocation, escalation, modification and resolution. The Applix Quicksolve resolution technology allows users to search multiple databases simultaneously. Like Applix Service, Applix HelpDesk enables an organization to collect problems and access solutions, and it also provides feedback on product performance, function and features directly to an organization's product development and quality assurance departments.

     The Applix Enterprise applications listed above are typically bundled with the following third-party applications:

     KNOWLEDGE-PAKS (licensed from ServiceWare, Inc.) are pre-packaged solutions to commonly asked questions/problems encountered by end users of many of the applications used in today's business environment. Knowledge-Paks are automatically bundled with the HelpDesk application when sold in North America, and are available as an option for HelpDesk outside of North America, or for sales of other Enterprise applications.

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

     The list price of licenses for each of Applix Sales, Applix Service and Applix HelpDesk is $1,995 per concurrent user. The products are typically sold in packaged versions ranging in prices from $14,995 to $44,995 for a five-user license. The suggested price of licenses for the third-party applications listed above range from $100 per concurrent user to $799 per concurrent user. Volume discounts are available.

     ENTERPRISE ANYWARE

     Enterprise Anyware allows browser-based clients to access Applix Enterprise applications. Enterprise Anyware enables users to connect, from any location worldwide, to server-based applications and information resources, via Java-enabled Web browsers, thus providing real-time access to important customer information from anywhere.

     The list price of licenses for the Enterprise Anyware server is $14,995 and for the Enterprise Anyware client is $295 per concurrent user.

APPLIX BUSINESS INTELLIGENCE TOOLS AND APPLICATIONS - APPLIX TM1

     Applix's Business Intelligence tools and applications consist of the Applix TM1 family of products. The Applix TM1 product line provides real-time analytical processing of numerical data from multiple databases or from live data feeds. Applix TM1 is based on a multi-dimensional database that is capable of calculating and storing large amounts of rapidly changing data in multi-dimensional cubes, and allows end-users to perform in-depth analysis as information changes, thereby enabling faster decision making.

     The Applix TM1 product line consists of the following modules:

     TM1 SERVER is a scalable, high performance, multi-user OLAP (on-line analytical processing) database server. TM1 Server's dynamic, on-demand calculations deliver exceptional performance and up-to-the-minute results.

     TM1 CLIENT is a spreadsheet-based interface that allows users to "slice, dice, and rotate" data and "drill-down" to supporting detail data. It provides intuitive and ad hoc access to shared TM1 server data using either Microsoft Excel or Lotus 1-2-3. TM1 Client is not sold separately, but is bundled with TM1 Server.

     TM1 PERSPECTIVES is a high performance, single-user OLAP database server with seamless integration to the spreadsheet in a stand-alone scalable OLAP environment.

     TM1 DATA CONTROL is a utility program that allows for the extraction of data from an existing relational database, manipulation of the extracted data as needed, and loading the data into the Applix TM1 product.

     The suggested list prices of licenses for Applix TM1 products are sold on a concurrent user basis and are as follows: TM1 Server starts at $17,500 for a five-user system, TM1 Perspectives is $2,500 per concurrent user, and TM1 Data Control is $3,000 per server. Volume discounts are available.

APPLIX DECISION SUPPORT PRODUCTS - APPLIXWARE

     Applixware is a suite of applications that allows customers to access, analyze, present and publish information from various data sources. Such sources may include real-time information providers, such as Reuters, major relational databases, legacy databases and multi-dimensional databases. Information from various data sources can be dynamically integrated and presented or published using Applixware applications or other vendors' applications.

     Applixware includes the following modules:

     APPLIX REAL TIME is a robust, secure, high performance gateway for accessing real-time data using "live" data feeds to Applix Spreadsheets.

     APPLIX DATA integrates data from one or more databases, such as Oracle, Sybase or Informix, into other Applixware products.

     APPLIX BUILDER offers a rapid application development environment.

     APPLIX REAL TIME DEVELOPER'S TOOLKIT is a tool that allows Applix customers to create gateways to proprietary real-time data sources, thus creating a custom version of Applix Real Time.

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

     APPLIX FILTER PACKS extend the interoperability of Applix applications with Microsoft Office and other popular productivity applications.

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

     APPLIX OFFICE BUNDLE is the combination of Applix Words, Applix Spreadsheets, Applix Presents, Applix Mail and Applix Filter Packs.

     Applix also offers Applixware for Linux, a "shrink-wrap" version of Applixware for the Linux platform.

     The list prices of licenses for Applixware modules include $1,995 for Applix Real Time, $995 for Applix Data, $2,495 for Applix Builder, $695 for Applix Spreadsheets, $695 for Applix Office Bundle and $195 to $995 for other module licenses. The Real Time Developer's Toolkit is priced at $10,000. The list price of Applixware for Linux is $99 per user, with upgrades available for $79 per user. Volume discounts are available.

     APPLIX ANYWARE

     The Applix Anyware product family is a suite of thin-client applications that deliver the functionality of Applixware utilizing Java technology. Applix Anyware enables users to access, from any location worldwide, server-based applications and information resources, via any Java-enabled browser.

     The list price of licenses for Applix Anyware modules is $2,495 for Anyware Innovators Workbench, $295 for Anyware Office, $195 for Anyware Web Data Gateway and $995 for Anyware Web Real Time Gateway, with volume discounts available.

MARKETING AND SALES

     The Company focuses its marketing efforts for its CRM products on growing, midsize companies that emphasize customer service and enhancing customer relations. The Company has traditionally focused its marketing efforts for its CRM products on five industry sectors: financial services, manufacturing/engineering, telecommunications, healthcare and the federal government. A key part of the Company's marketing strategy is to emphasize its internet-architected product capabilities, rapid deployment and lower total cost of ownership.

     An important part of the Company's sales and marketing strategy is to continue to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This can assist the Company in penetrating both new accounts within its existing markets and into new market segments.

     The CRM products are sold primarily though a direct sales force and a network of Value Added Resellers (VARs). The Company's sales teams operate out of the Company's offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, France, Germany, Canada, The Netherlands and Singapore. These efforts are supplemented both domestically and abroad with support from strategic marketing partners and resellers such as Computer Data Systems, the Interchange Group, Unihold Technologies and Sharp Systems. While the sales cycle for CRM products varies substantially from customer to customer, it typically requires six to nine months.

     Applix TM1 products are sold primarily through a few original equipment manufacturers (OEMs) and a network of VARs, including JBA Software, IQ Software, Dimension Data, Armstrong-Laing and Revelwood. The efforts of the VARs and OEMs are supplemented by the Company's own major account-oriented sales team. The sales cycle for Applix TM1 products varies from customer to customer, but is typically three to six months.

     The Company's family of Applixware products are sold primarily through VARs such as Loral Federal Systems. Applixware for Linux is also sold directly through the Company's e-Commerce site.

     The Company's marketing programs consist of direct mail and seminars and ongoing customer communications programs. These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and industry conference appearances.

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

CUSTOMER TRAINING, SUPPORT AND CONSULTING SERVICES

     The Company believes that superior consulting services and customer support is a critical part of the Company's sales and marketing efforts, particularly in the CRM market. Many of the Company's customers use the Company's products to develop and support "mission critical" applications, and the Company recognizes that quality training, support and consulting services are therefore especially important to its customers.

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

Customers may choose from a variety of maintenance plans for a fixed annual fee that is generally 12% to 18% of the license fee for covered products. Included in maintenance plans are free product upgrades and interim fixes to reported problems. In 1998, maintenance accounted for approximately 70% of the Company's service revenue.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend upon its ability to continue to enhance and broaden its product lines. The Company's total product development expenses (including capitalized software development costs) in 1996, 1997 and 1998 were $7,551,000, $9,476,000 and $9,492,000, respectively.
Capitalized software development costs are amortized over the estimated life of the product (generally one year) and amounts amortized are included in the cost of license revenue.

COMPETITION

     The market for the Company's products is highly competitive and subject to rapid change. The Company faces competition from product offerings of other companies, as well as customers' internal development efforts. In the front office business applications market, the Company's CRM products compete principally with products from Clarify, IBM, Onyx Software, Oracle, Remedy, Siebel Systems and Vantive; and the Business Intelligence products compete principally with products from Hyperion Solutions, Oracle and Microsoft. The Applixware family of products competes with offerings from Corel, IBM, Microsoft and Star Office Systems.

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

PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. The Company has internal policies and systems to ensure limited access to, and the confidential treatment of, its trade secrets. The Company generally distributes its products under "shrink-wrap" software license agreements, which contain various provisions to protect the Company's ownership of and the confidentiality of the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed, and "shrink-wrap" licenses, which are not signed by the customer, may be unenforceable in certain jurisdictions.

     Certain technologies used in or added onto the Company's products are licensed from third parties. The Company generally pays royalties on such technologies on a percentage of revenue basis (the amount of which is not material to the Company). The Company believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor without significant expense. If the Company's rights to distribute such third-party products were terminated, sales of the Company's products could be adversely affected.

     The Company believes that, due to the rapid pace of technological innovation for software applications, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

     The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims or other claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

EMPLOYEES

     As of December 31, 1998, the Company had 286 employees, including 53 in sales and marketing, 36 in customer services/support, 73 in product development, 29 in finance, administration and facilities, and 95 in the Company's international subsidiaries. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings material to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of all executive officers of the Company.

Name                             Age       Position
----                             ---       --------
Jitendra S. Saxena                53       Chairman and  Chief Executive Officer

James J. Waldron                  41       President and Chief Operating Officer

Craig Cervo                       52       Vice President, Product Development

Barry M. Zane                     43       Vice President, Technology

Gary P. Bouchard                  45       Corporate Controller


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

     Mr. Bouchard joined the Company in January 1994 as Corporate Controller.

     There are no family relationships among any of the executive officers.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET PRICE AND DIVIDENDS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "APLX."

     The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported on the Nasdaq National Market between January 1, 1997 and December 31, 1998.

     Quarter Ended                      High                         Low
     -------------                      ----                         ---
     March 31, 1997                     26 1/2                       5 7/8

     June 30, 1997                       9                           3 1/8

     September 30, 1997                 12 1/2                       5 1/2

     December 31, 1997                  10 1/4                       4 11/16

     March 31, 1998                      7 1/16                      4 13/16

     June 30, 1998                       7                           3 1/2

     September 30, 1998                  4 1/4                       2 1/16

     December 31, 1998                   5 1/2                       2

     The number of holders of record of the Common Stock on March 18, 1999 was 212.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company exports products to diverse geographic areas. Most of the Company's international sales through subsidiaries are denominated in foreign currencies. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency exposure on inter-Company balances for the purpose of mitigating the effect of foreign currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference from EXHIBIT C attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1999 (the "1999 Proxy Statement") in the sections entitled "Election of Directors" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is contained in the 1999 Proxy Statement in the sections entitled "Election of Directors - Compensation of Directors" and "- Executive Compensation," which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 1999 Proxy Statement in the section entitled "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Index to Consolidated Financial Statements.

               1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

                         Report of Independent Accountants.

                         Consolidated Balance Sheets as of December 31, 1997 and 1998.

                         Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.

                         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.

                         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

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

                         *+10.1 --      1994 Equity Incentive Plan.

                         *+10.2 --      1984 Stock Option Plan.

                         **10.3 --      Commercial Lease between the Registrant
                                        and Westboro II-III, Inc. dated January
                                        5, 1996.

                         **10.4 --      Commercial Lease between the Registrant
                                        and Westboro I Real Estate Corp. dated
                                        January 15, 1996.

                           10.5 --      1996 Director Stock Option Plan, as
                                        amended.

                           21.1 --      Subsidiaries of the Registrant.

                           23.1 --      Consent of PricewaterhouseCoopers LLP

                           27.1 --      Financial Data Schedule.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 26, 1999 by the undersigned, thereunto duly authorized.

                                   APPLIX, INC.


                                   By: /s/ Jitendra Saxena
                                       -------------------
                                       Jitendra Saxena
                                       Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

  Signature                                       Title                                 Date
  ---------                                       -----                                 ----
/s/ Jitendra S. Saxena               Chairman and Chief Executive                    March 26, 1999
----------------------               Officer and Director (Principal
Jitendra S. Saxena                   executive officer)


/s/ Gary P. Bouchard                 Corporate Controller (Principal                 March 25, 1999
----------------------               accounting officer)
Gary P. Bouchard

/s/ James J. Waldron                 Director                                        March 26, 1999
----------------------
James J. Waldron

/s/ Paul J. Ferri                    Director                                        March 23, 1999
----------------------
Paul J. Ferri

/s/ Alain J. Hanover                 Director                                        March 30, 1999
----------------------
Alain J. Hanover

/s/ David C. Mahoney                 Director                                        March 23, 1999
----------------------
David C. Mahoney

                                   EXHIBIT A

--------------------------------------------------------------------------------
APPLIX, INC. FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

For the years ended December 31, (in thousands, except per share data)      1998       1997         1996         1995        1994

STATEMENT OF OPERATIONS DATA
Total revenue                                                             $50,180    $ 48,498     $ 51,237     $ 32,343     $18,495
Operating income (loss)                                                       873      (1,606)         507         (662)      1,310
Net income (loss)                                                           1,187        (404)      (2,636)         664       1,409

PER SHARE DATA
Basic earnings (loss) per share                                           $  0.12    $  (0.04)    $  (0.27)    $   0.07     $  0.22
Diluted earnings (loss) per share                                         $  0.11    $  (0.04)    $  (0.27)    $   0.07     $  0.20
Weighted average number of shares outstanding
        Basic                                                              10,191       9,988        9,611        9,121       6,328
        Diluted                                                            10,699       9,988        9,611       10,055       6,934

------------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, (IN THOUSANDS)                                            1998        1997         1996         1995        1994

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments                         $21,445    $ 21,368     $ 19,882     $ 25,380     $20,092
Working capital                                                            24,866      22,632       21,124       18,242      15,780
Total assets                                                               45,613      44,365       44,514       39,498      26,228
Capital lease obligations                                                      --          --           --           --           3
Total stockholders' equity                                                $29,575    $ 27,987     $ 27,400     $ 21,351     $18,250

------------------------------------------------------------------------------------------------------------------------------------

                                   EXHIBIT B

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company was incorporated in 1983 to develop and market software applications for the workstation market. In 1986, the Company introduced Alis, its first office automation product, which accounted for substantially all of the Company's revenue through 1990. Alis was replaced in 1991 by the Aster*x product family, which represented the next generation of UNIX applications and tools. In September, 1993, the Company introduced its Applixware suite of desktop and development tools for accessing, analyzing and communicating information in real time, to replace the Company's Aster*x product family, on which it was based.

        In October, 1995, the Company acquired Target Systems Corporation, which develops and markets customer interaction software, in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1995, the Company's operating results have included the operating results of Target Systems.

        In October, 1996, the Company acquired Sinper Corporation, doing business under the name TM1, which develops and markets software used for on-line analytical processing (OLAP), in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1996, the Company's operating results have included the operating results of Sinper Corporation.

       These two acquisitions enabled Applix to expand its product offerings to include front office business applications. Front office business applications include Applix Enterprise, the Company's offering in the customer relationship management (CRM) market and Applix TM1, the Company's real time multi-dimensional analysis software for business intelligence applications.

       The other addition to the Applix product family was the introduction in 1996 of the Applix Anyware product line, an application development and deployment solution that leverages Java to customize and deploy Applixware's full suite of applications. Applix Anyware delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e. systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer).

       Approximately 58% of 1998 revenues were from the front office business applications (Applix Enterprise and Applix TM1) and 42% were from the decision support products (Applixware family of products).

       The following table sets forth, for the periods indicated, certain financial data of the Company as a percentage of total revenue.

--------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS / FOR THE YEARS ENDED DECEMBER 31,        1998       1997        1996

License revenue                                                 66.6%      69.2%       72.4%
Service revenue                                                 33.4       30.8        27.6
                                                               ----------------------------
     Total revenue                                             100.0      100.0       100.0
Cost of license revenue                                          5.4        6.3         4.4
Cost of service revenue                                         16.9       14.0        10.3
                                                               ----------------------------
     Gross margin                                               77.7       79.7        85.3

Operating Expenses
     Selling and marketing                                      51.2       57.2        43.6
     Research and development                                   17.4       17.9        13.1
     General and administrative                                  7.3        7.9         6.5
     In-process research and development                          --         --        21.1
                                                               ----------------------------
     Total operating expenses                                   75.9       83.0        84.3
                                                               ----------------------------

Operating income (loss)                                          1.8       (3.3)        1.0
Interest income - net                                            2.0        2.0         2.5
Income taxes (benefit)                                           1.4       (0.5)        8.6
                                                               ----------------------------
Net income (loss)                                                2.4%      (0.8%)      (5.1%)
                                                               ============================

--------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998 / COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenue increased to $50,180,000 in 1998 from $48,498,000 in 1997. License revenue in 1998 of $33,431,000 was approximately level with 1997 at $33,577,000. License revenue from the front office business applications products which, consist of Applix Enterprise and Applix TM1, increased 26% to $21,153,000 (or 63% of total license revenue) from $16,825,000 (or 50% of total license revenue) in 1997. Domestic license revenue decreased 28% to $13,907,000 from $19,195,000 in 1997. Domestic license revenue declined in 1998 primarily due to Applixware license revenue in the government sector declining 72% to $1,698,000 in 1998 from $5,990,000 in 1997. Revenue in the government sector has fluctuated significantly in the past, and the

Company expects fluctuations to continue. International license revenue increased 36% to $19,524,000 in 1998 from $14,382,000 in 1997 due to continued demand for the Company's products in the international marketplace and to an expanded international presence. Applixware license revenue decreased by 27% to $12,279,000 (or 37% of total license revenue) from $16,752,000 (or 50% of total license revenue) in 1997. The Company's future operating results will be particularly dependent on the increased acceptance of Applix Enterprise and Applix TM1 product lines. The Company's three largest customers (including resellers) comprised 12% of total license revenue during 1998 and 16% of total license revenue in 1997, although one of the largest customers was different in these two years.

        Service revenue increased 12% to $16,749,000 (or 33% of total revenue) in 1998 from $14,921,000 (or 31% of total revenue) in 1997. This increase was due to increased maintenance revenue from Applix Enterprise and Applix TM1 as well as a continued emphasis by the Company on selling training and consulting services for these products. The Company expects service revenue to continue to grow slightly as a proportion of total revenue.

        Gross margin decreased to 78% in 1998 from 80% in 1997. License revenue gross margin increased to 92% in 1998 from 91% in 1997 due to the reduction of documentation and support operations expense, which was partially offset by an increase in royalty costs. The increase in royalty expense was due to higher royalty costs associated with Applix TM1, which was partially offset by a decline in Applixware royalties. Service revenue gross margin decreased to 49% in 1998 from 54% in 1997, due to an increase in the number of support employees servicing the growing customer base and the cost of outside consultants used for the Applix Enterprise product line. The increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue also contributed to the decrease in gross margin.

       Selling and marketing expenses, which include domestic sales and marketing expenses and the Company's international operations, decreased 7% to $25,719,000 in 1998 from $27,753,000 in 1997. Selling and marketing expenses decreased as a percentage of total revenues to 51% from 57% in 1997. The expense decrease was primarily due to decreased staffing for the Applixware and Applix Enterprise product lines, but partially offset by increased marketing in the Applix Enterprise and Applix TM1 product lines. The Company continues to focus its investment in marketing activities toward the front office business applications sector.

       Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 1% to $8,709,000 in 1998 from $8,661,000 in 1997, decreasing as a percentage of total revenue to 17% from 18% in 1997. Total research and development expenditures were $9,492,000, including $783,000 in capitalized software development costs, or 19% of total revenue, in 1998 and $9,476,000, including $815,000 in capitalized software development costs, or 20% of total revenue, in 1997.

       General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions, decreased 4% to $3,677,000 in 1998 from $3,838,000 in 1997, and decreased as a percentage of total revenue between these years to 7% from 8%. The decrease in expenses was primarily due to the change in staffing levels and the decrease in related expenses.

       Net interest income increased to $1,013,000 in 1998 from $973,000 in 1997 due to slightly higher interest rates and slightly higher cash balances available for investments during the current year.

       The Company provided for income taxes at a rate of 37% for 1998.

YEAR ENDED DECEMBER 31, 1997 / COMPARED TO YEAR ENDED DECEMBER 31, 1996

Total revenue decreased to $48,498,000 in 1997 from $51,237,000 in 1996. License revenue decreased 9% to $33,577,000 in 1997 from $37,094,000 in 1996. During
1997, license revenue from the front office business applications products which consist of Applix Enterprise and Applix TM1 increased 179% to $16,825,000 (or 50% of total license revenue) from $6,026,000 (or 16% of total license revenue) in 1996. Domestic license revenue decreased 8% to $19,195,000 in 1997 from $20,960,000 in 1996. International license revenue decreased 11% to $14,382,000 in 1997 from $16,134,000 in 1996. License revenue decreased from the prior year due to a decline in the demand for the mature Applixware product line and slower than anticipated growth of the Applix Enterprise and Applix TM1 product line. Applixware license revenue from the Applixware product lines decreased 46% to $16,752,000 (or 50% of total license revenue) from $31,068,000 (or 84% of total license revenue) in 1996. Applixware license revenue from the government sector decreased 25% to $5,990,000 in 1997 from $7,941,000 in 1996. The Company's three largest customers (including resellers) comprised 16% of total license revenue during 1997 and 19% of total license revenue in 1996, although all three of the largest customers were different in these two years.

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

       Gross margin decreased to 80% in 1997 from 85% in 1996. License revenue gross margin decreased to 91% in 1997 from 94% in 1996 due to an increase in royalty costs and increased capitalized software amortization. A portion of the royalty increase was attributable to the change of product sales mix where Applix Enterprise and Applix TM1 product lines have a higher royalty expense rate than the Applixware product line. Service revenue gross margin decreased to 54% in 1997 from 63% in 1996, due to an increase in the number of support employees to service the growing customer base and the cost of outside consultants used for the Applix Enterprise product line.

        Selling and marketing expenses, which include domestic sales and marketing expenses and the Company's international operations, increased 24% to $27,753,000 in 1997 from $22,318,000 in 1996. These expenses increased as a percentage of total revenue to 57% for 1997 from 44% for 1996. The majority of the expense increase was due to investment in product marketing to increase product awareness and channel development. International sales expense also increased due to a full year's operation of Netherlands subsidiary established in August 1996 and an overall increase in the number of international employees. The Company refocused its investment in marketing activities on the emerging segments of the front office business applications and business intelligence product lines during 1997.

       Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 29% to $8,661,000 in 1997 from $6,731,000 in 1996, and increased as a percentage of total revenue to 18% from 13%. The increase in these expenses was primarily due to the increased cost of personnel and the additional operating expense from the acquisition of Sinper Corporation in October 1996. Total research and development expenditures were $9,476,000, including $815,000 in capitalized software development costs, or 20% of total revenue in 1997 and $7,551,000, including $820,000 in capitalized software development costs, or 15% of total revenue, in 1996.

       General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions, increased 15% to $3,838,000 in 1997 from $3,347,000 in 1996, and increased as a percentage of total revenue to 8% from 7%. The increase in expenses was primarily due to the hiring of additional personnel and the acquisition of Sinper Corporation in October 1996.

       On October 31, 1996, the Company acquired Sinper Corporation for an aggregate cost of $11,500,000 consisting of cash of $5,000,000, Common Stock valued at $5,000,000 and the estimated acquisition costs of approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Sinper and the results of its operations have been included in the consolidated financial statements of the Company since the date of acquisition.

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

       Net interest income decreased to $973,000 in 1997 from $1,265,000 in 1996 due to lower average cash balances and lower interest rates available on investments and an increase in interest expense between the periods as a result of capitalized lease obligation entered into during 1997. The Company provided for income taxes benefit at a rate of 36% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated cash from operations in each of the last three years. In 1998, the Company generated $2,220,000 from operating activities, which was primarily the result of operating income of $1,187,000 and depreciation and amortization of $2,982,000, which were partially offset by working capital increases of $2,234,000. Investing activities generated cash totaling $7,253,000, comprised primarily of maturities of short-term investments in the amount of $45,930,000, which were partially offset by the purchase of short-term investments in the amount of $36,242,000. Financing activities provided cash of $621,000, comprised primarily of proceeds from exercise of incentive stock options and purchases under the employee stock purchase plan of $730,000.

        As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $21,445,000 and working capital of $24,866,000.

        The Company has no commitments or specific plans for any significant capital expenditures during 1999.

       The Company believes that funds currently available and funds expected to be generated from operations will be sufficient to fund the Company's operations for at least the next 12 months.

        To date, inflation has not had a material adverse effect on the Company's operating results.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for the Company's fiscal year ending December 31, 1999. SFAS No. 132 relates to disclosure only and will not affect the Company's financial position or results of operations.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

        In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company adopted SOP 98-1, during the year ended December 31, 1998 and the adoption has not had a material effect on its financial position or results of operations.

        In April 1998, the AcSEC issued SOP 98-5, "Reporting for the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

     In December 1998, the AcSEC issued SOP 98-9, "Modification of SOP

97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not expect SOP 98-9 to have a material effect on its financial position or results of operations.

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

       In the several years preceding 1997, the Company derived the majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent years. The Company expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.

        The Company's financial performance will also depend significantly on sales of the Applix Enterprise product line, which addresses the CRM market. The Company believes this market is growing rapidly, but the Company is a relatively new entrant into this market and faces intense competition from larger companies such as Clarify, Inc., IBM, Onyx Software, Oracle, Remedy Corporation, Siebel Systems, Inc., Vantive Corporation, and others.

       The Company's Applix TM1 product line competes with product offerings from Oracle Corporation and Hyperion Solutions (formally known as Arbor Software) and Microsoft. This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.

        Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With newer operating systems that permit 32 bit processing on the desktop, such as Microsoft Windows/NT and Windows 98, the Company is now competing directly with vendors of PC software applications such as Corel, IBM, Microsoft and Star Office Systems.

        For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) and value added resellers (VARs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs and VARs to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs and VARs currently using the Company's software in their products will continue to use the Company's products and will not select a third party's software products to replace that of the Company. Hyperion Solutions, which had been a significant OEM of the Company's TM1 products, has merged with Arbor Software Corporation, is now offering a product using Arbor's OLAP technology and has ceased purchasing the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs and VARs are unsuccessful in selling their products or discontinue using the Company's software in their products.

        The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels and are difficult to adjust in the short term, and a shortfall in the expected revenue for a particular quarter would therefore have a disproportionate adverse effect on the Company's net income for that quarter.

        Most of the Company's international sales through subsidiaries are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenue received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the

Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency exposure on intercompany balances for the purpose of mitigating the effect of foreign currency fluctuations. The international portion of the Company's business is also subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, difficulties or delays in translating products into foreign languages, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

       On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions. The participating countries issue sovereign debt exclusively in euros, and have redenominated outstanding sovereign debt. The participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro is exercised by the new European Central Bank. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on the "no compulsion, no prohibition" basis. However, conversion rates are no longer computed directly from one legacy currency to another. Instead, a triangular process applies whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency. The currency will be handled in the same manner as other functional currencies.

        License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 8%, 21%, and 20% of total license revenue during 1998, 1997, and 1996, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

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

       The Company has created a company-wide Year 2000 plan to identify and resolve Year 2000 issues associated with (i) products and services sold by the Company, (ii) the Company's internal systems and (iii) products and services provided to the Company by third parties.

       The current versions of the Company's products were architected to generally avoid Year 2000 problems. For example, certain of the current versions of the Company's products use 4 character years and / or 32-bit integer internal representation of dates, while others use a sequential dating system that is not affected by the year 2000. To ensure the functionality of these products, the Company has performed code review, testing and function verification. The Company believes that all of the current versions of its products are currently Year 2000 compliant. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the current versions of the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's products, may result in operating problems. In addition although the Company has notified its customers of the availability of Year 2000 compliant products, certain of the Company's customers are using non-compliant, older versions of the Company's products. The Company is encouraging these customers to migrate to current versions which is covered under maintenance agreements.

       The Company has also evaluated its internal information technology systems for Year 2000 compliance. The Company believes that its principal internal systems, main servers, principal business databases and external payroll services are Year 2000 compliant. With respect to those systems that are not currently Year 2000 compliant, including certain information systems and e-mail, the Company has completed the identification, planning and procurement phases, and is currently in the implementation and testing phases. The Company expects to complete implementation and testing of these information technology systems at different stages throughout 1999.

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

       Although the Company believes that the current versions of its products are Year 2000 compliant, there can be no assurance that one or more of the current versions of the Company's products do not contain Year 2000 problems that could result in material adverse effect to the Company or to its customers. In addition, the Company does not currently have any information with regard to Year 2000 compliance of any of its customers. The Company's results of operations could be materially impacted if its customers encounter Year 2000 problems unrelated to the Company's products and services.

       Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware, and software components from different manufacturers, it may be difficult to determine which component in a computer system is a cause of a Year 2000 problem. As a result, the Company may be subjected to year 2000 lawsuits independent of whether its products and services are Year 2000 compliant. The outcome of any such lawsuits and the impact on the Company cannot be determined at this time.

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

       There can be no assurance that third party suppliers of products that are used by the Company will provide Year 2000 compliant products on a timely basis, or that the Company will be able to procure alternative Year 2000 compliant products. The failure to obtain such products could have a material adverse effect on the Company's operations and financial results.

                                   EXHIBIT C

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Applix, Inc.

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Applix, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 30, 1999

--------------------------------------------------------------------------------
APPLIX, INC. CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------

AS OF DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                    1998         1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $ 17,404     $  7,639
     Short-term investments                                                  4,041       13,729
     Accounts receivable, less allowance for doubtful accounts of
          $566 and $531 at December 31, 1998 and 1997, respectively         14,032       12,147
     Other current assets                                                    2,832        2,872
     Deferred tax asset                                                      2,595        2,623
                                                                          ---------------------
TOTAL CURRENT ASSETS                                                        40,904       39,010

PROPERTY AND EQUIPMENT, AT COST:
     Computer equipment                                                      7,977        6,696
     Office furniture, equipment and leasehold improvements                  4,954        4,583
                                                                          ---------------------
                                                                            12,931       11,279
     Less accumulated amortization and depreciation                         (9,315)      (7,268)
                                                                          ---------------------
     Net property and equipment                                              3,616        4,011

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $2,159
          and $1,368 at December 31, 1998 and 1997, respectively               470          478
     Other assets                                                              623          866
                                                                          ---------------------
TOTAL ASSETS                                                              $ 45,613     $ 44,365
                                                                          =====================
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                     $  1,995     $  2,676
     Accrued liabilities                                                     6,852        5,550
     Deferred revenue                                                        7,191        8,152
                                                                          ---------------------
TOTAL CURRENT LIABILITIES                                                   16,038       16,378

COMMITMENTS (NOTE E)
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares authorized
     Common stock, $.0025 par value; 30,000,000 shares authorized;
          10,551,338 and 10,344,063 shares issued at December 31, 1998
          and 1997, respectively                                                26           26
     Capital in excess of par value                                         41,689       40,959
     Accumulated deficit                                                   (10,736)     (11,923)
     Accumulated other comprehensive loss                                     (471)        (142)
                                                                          ---------------------
                                                                            30,508       28,920
     Less 278,698 shares of treasury stock, at cost                           (933)        (933)
                                                                          ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                  29,575       27,987
                                                                          ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 45,613     $ 44,365
                                                                          =====================
-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

-------------------------------------------------------------------------------
APPLIX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)         1998       1997        1996

License revenue                                                              $33,431    $33,577     $37,094
Service revenue                                                               16,749     14,921      14,143
                                                                             ------------------------------
     Total revenue                                                            50,180     48,498      51,237

Cost of license revenue                                                        2,734      3,055       2,238
Cost of service revenue                                                        8,468      6,797       5,275
                                                                             ------------------------------
Gross margin                                                                  38,978     38,646      43,724

Operating expenses:
     Selling and marketing                                                    25,719     27,753      22,318
     Research and development                                                  8,709      8,661       6,731
     General and administrative                                                3,677      3,838       3,347
     In-process research and development                                          --         --      10,821
                                                                             ------------------------------
Total operating expenses                                                      38,105     40,252      43,217

Operating income (loss)                                                          873     (1,606)        507
Interest income - net                                                          1,013        973       1,265
                                                                             ------------------------------
Net income (loss) before income taxes                                          1,886       (633)      1,772
Income taxes (benefit)                                                           699       (229)      4,408
                                                                             ------------------------------
Net income (loss)                                                            $ 1,187    $  (404)    $(2,636)
                                                                             ==============================

Basic earnings (loss) per share                                              $  0.12    $ (0.04)    $ (0.27)
Diluted earnings (loss) per share                                            $  0.11    $ (0.04)    $ (0.27)

Weighted average number of shares outstanding
     Basic                                                                    10,191      9,988       9,611
     Diluted                                                                  10,699      9,988       9,611

-----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
APPLIX, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998,                CAPITAL                 ACCUMULATED OTHER
1997 AND 1996, (IN THOUSANDS, EXCEPT PER  COMMON   IN EXCESS OF   ACCUMULATED   COMPREHENSIVE   TREASURY
SHARE DATA)                                STOCK     PAR VALUE      DEFICIT     (LOSS) INCOME     STOCK      TOTAL


JANUARY 1, 1996                             $24       $31,273      $ (8,883)        $(130)        $(933)    $21,351
Stock issued under stock option
     and purchase plans (420,395 shares)      1         1,706            --            --            --       1,707
Stock issued for purchase of
     Sinper Corp. (152,439 shares)           --         5,000            --            --            --       5,000
Stock option income tax benefits             --         2,074            --            --            --       2,074
Comprehensive loss:
Net loss                                     --            --        (2,636)           --            --      (2,636)
Foreign exchange translation adjustment      --            --            --           (96)           --         (96)
                                                                                                             ------
Comprehensive loss                                                                                           (2,732)

-------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1996                            25        40,053       (11,519)         (226)         (933)     27,400
Stock issued under stock option and
     purchase plans (161,501 shares)          1           906            --            --            --         907
Comprehensive loss:
Net loss                                     --            --          (404)           --            --        (404)
Foreign exchange translation adjustment      --            --            --            84            --          84
                                                                                                             ------
Comprehensive loss                                                                                             (320)

-------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1997                            26        40,959       (11,923)         (142)         (933)     27,987
Stock issued under stock option and
     purchase plans (207,509 shares)         --           730            --            --            --         730
Comprehensive income:
Net income                                   --            --         1,187            --            --       1,187
Foreign exchange translation adjustment      --            --            --          (329)           --        (329)
                                                                                                             ------
Comprehensive income                                                                                            858

-------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998                           $26       $41,689      $(10,736)        $(471)        $(933)    $29,575


The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)                    1998         1997         1996

OPERATING ACTIVITIES:
     Net income (loss)                                             1,187     $   (404)    $ (2,636)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
     Depreciation                                                  2,047        1,867        1,231
     Amortization of capitalized software costs                      791          819          539
     Amortization of goodwill                                        144          420          228
     Provision for doubtful accounts                                 100           13           (5)
     Charge for acquired in-process research and development          --           --       10,821
     Deferred tax asset                                               28          323        2,056
     Changes in operating assets and liabilities:
     Accounts receivable                                          (1,985)         544       (6,467)
     Other assets                                                    139         (314)      (1,396)
     Accounts payable                                               (681)        (336)       1,013
     Accrued liabilities                                           1,411         (773)        (721)
     Deferred revenue                                               (961)         148         (791)
                                                                -----------------------------------
     Cash provided by operating activities                         2,220        2,307        3,872

INVESTING ACTIVITIES:
     Purchase of property and equipment                           (1,652)        (893)      (3,439)
     Capitalized software costs                                     (783)        (815)        (820)
     Purchase of short-term investments                          (36,242)     (27,810)          --
     Maturities of short-term investments                         45,930       14,081           --
     Purchase of foreign subsidiary                                   --           --         (389)
     Purchase of Sinper Corp., net of cash acquired                   --           --       (6,270)
                                                                -----------------------------------
     Cash provided by (used in) investing activities               7,253      (15,437)     (10,918)

FINANCING ACTIVITIES:
     Proceeds from exercise of incentive stock options
          and employee stock purchase plan                           730          907        1,707
     Principal payments under capital lease obligations             (109)        (104)         (63)
                                                                -----------------------------------
     Cash provided by financing activities                           621          803        1,644
                                                                -----------------------------------
     Effect of exchange rate changes on cash                        (329)          84          (96)
                                                                -----------------------------------
     Net (decrease) increase in cash and cash equivalents          9,765      (12,243)      (5,498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   7,639       19,882       25,380
                                                                -----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 17,404     $  7,639     $ 19,882
                                                                ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                              $     15     $     19     $      9
          Taxes                                                      126          104        1,886

---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A. NATURE OF BUSINESS
--------------------------------------------------------------------------------

Applix is a leading provider of software for front office business applications and decision support software. Front office business applications include customer relationship management (CRM) and business intelligence applications. The Company provides cross-platform client/server, network-centric, webtop and thin-client computing solutions throughout its core offerings. The Company offers the following array of front office business applications: Applix Enterprise, the Company's product offering in the CRM market and Applix TM1, the Company's real time multi-dimensional analysis software for business intelligence applications. The Company's decision support family of products provides an open suite of desktop and development tools for accessing, analyzing and communicating information in real time and includes the following: Applix Office for UNIX, LINUX, and Windows/NT and Anyware Office for Java-based desktops and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

--------------------------------------------------------------------------------
B. SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Applix, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

Revenue is recognized from the license of software upon shipment when collection of the resulting receivables is deemed probable and no significant vendor and post-contract support obligations remain. Revenue arrangements where multiple products or services are sold together under one contract is allocated to each element based on their relative value with these fair values being determined using the price charged when that element is sold separately. Service revenue includes revenue from training, consulting and support. Support revenue is recognized ratably over the contract term, typically one year. Revenue from training and consulting is recognized as the services are performed. Payments received in advance for support contracts are initially recorded as deferred revenue and are recognized ratably over the term of the contract. Allowance for estimated future product returns and costs of warranties is provided in the same period as the related revenue.

CAPITALIZED SOFTWARE COSTS

Costs related to research, design and development of computer software are charged to research and development expense as incurred. The Company capitalizes eligible software costs incurred between the time that the product's technological feasibility is established and the general release of the product to customers. Such capitalized costs are then amortized on a product-by-product basis over the one year.

       The Company evaluates the net realizable value of capitalized software and other intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management's market emphasis.

        Amortization expense totaled $791,358, $818,715, and $538,780 for the years ended December 31, 1998, 1997 and 1996, respectively, and is included in the cost of license revenue.

CASH EQUIVALENTS

The Company considers all short-term investments with original maturities of less than 90 days to be cash equivalents. The Company's investment portfolio is diversified and consists of cash equivalents and investments placed with high credit qualified institutions.

SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale, and are in liquid high-grade commercial paper with original maturities beyond three months and less than twelve months. Securities are marked to market and the resulting unrealized gains and losses have been insignificant.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2 to 6 years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives or the lease term, whichever is shorter. The Company did not retire any fully depreciated assets in 1998 or 1997. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for all of the locations in which the Company has a foreign operation is the applicable local currency.

       Assets and liabilities of all foreign subsidiaries are translated at period end rates of exchange. The resulting translation adjustments are excluded from net income and accumulated as a separate component of stockholders' equity. Translation gains and losses that arise from exchange rate changes included in income, net of foreign currency contract translation gains or losses, are immaterial for all periods presented.

       The Company uses foreign currency forward contracts to help offset the effects of exchange rate changes on the intercompany balances. In 1998, a significant portion of the billing in the Netherlands subsidiary was denominated in US dollars and to offset any potential exchange rate exposure for the US dollar receivables, the Company uses foreign currency contracts. The foreign currency exposures are denominated in European currencies. The Company normally hedges intercompany and receivable balances for a 90 day period. Foreign currency contracts are marked to market on a monthly basis and the resulting unrealized gains/losses are recognized in the statement of operations. The net contract hedges for intercompany balances were $2.5 million in British pounds, $1.3 million in French francs, $4.1 million in German marks and $1.7 million in Netherland guilders. The net contract hedges for US dollar receivables were $1.8 million in Netherland guilders.

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

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of stock options. The dilutive computations do not include common stock equivalents for the years ended December 31, 1997 and 1996 as their inclusion would be antidilutive.

REPORTING COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustment and is presented in the Consolidated Statements of Stockholder's Equity. The adoption of SFAS 130 had no impact on total stockholder's equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirement.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardized the disclosure requirements for pensions and other postretirement benefits and is effective for the Company's fiscal year ending December 31, 1999. SFAS No. 132 relates to disclosure only and will not affect the Company's financial position or results of operations.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations.

        In February 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company adopted SOP 98-1 in 1998 and it has not had a material effect on its financial position or results of operations.

        In April 1998, the AcSEC issued SOP 98-5, "Reporting for the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

INCOME TAXES

Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

--------------------------------------------------------------------------------
C. ACCRUED LIABILITIES
--------------------------------------------------------------------------------

AS OF DECEMBER 31,  (IN THOUSANDS)          1998         1997

ACCRUED LIABILITIES CONSIST OF:
     Commissions                           $1,503       $  833
     Employee Stock Purchase Plan             273          254
     Accrued Vacation                         831          659
     Accrued Compensation                     103          690
     Accrued Legal and Audit                  143          196
     Royalties                                116          496
     Accrued Marketing                         34          246
     Leases                                    --          225
     Other                                    941          916
     Taxes                                  2,908        1,035
                                           -------------------
     TOTAL                                 $6,852       $5,550
                                           ===================

--------------------------------------------------------------------------------
D. INCOME TAXES
--------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31,  (IN THOUSANDS)        1998          1997          1996

INCOME BEFORE INCOME TAXES WAS TAXED
     UNDER THE FOLLOWING JURISDICTIONS:
          Domestic                                     $  768       $(1,174)       $  915
          Foreign subsidiaries                          1,118           541           857
                                                       ----------------------------------
          TOTAL                                        $1,886       $  (633)       $1,772
                                                       ==================================

--------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)                      1998         1997         1996

THE COMPONENTS OF THE INCOME TAX PROVISION ARE AS FOLLOWS:
     Current
          Federal and state                                          $235        $(738)       $2,304
          Foreign                                                     423          186           231
                                                                     -------------------------------
                                                                      658         (552)        2,535
     Deferred
          Federal and state                                            33          496         1,853
          Foreign                                                       8         (173)           20
                                                                     -------------------------------
                                                                       41          323         1,873
                                                                     -------------------------------
     TOTAL                                                           $699        $(229)       $4,408
                                                                     ===============================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Based on the Company's projection of future earnings, management believes that sufficient income will be generated in the future to realize the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

      Net income before tax and merger related changes is not significant for the year ended December 31, 1996.

      The approximate tax effect of each type of temporary difference and carryforward is as follows:

--------------------------------------------------------------------------------

AS OF DECEMBER 31, (IN THOUSANDS)       1998         1997

Net operating loss carryforwards       $  616       $  278
Deferred revenue                          714          831
Accounts receivable                       143          177
Accrued expenses                          140          138
Vacation and benefits                     448          508
Software/fixed assets                     310          411
Tax credit carryforwards                  224          280
                                       -------------------
NET DEFERRED TAX ASSET                 $2,595       $2,623
                                       ===================

--------------------------------------------------------------------------------
The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate:
--------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)       1998        1997          1996

        U.S. federal statutory rate                   $641       $(215)       $   603
        In-process research and development             --          --          3,426
        State and foreign tax provision, net            38         300            497
        Research and experimentation tax credit         --        (449)          (178)
        Other                                           20         135             60
                                                      -------------------------------
        TAX PROVISION                                 $699       $(229)       $ 4,408
                                                      ===============================

--------------------------------------------------------------------------------
E. COMMITMENTS AND CONTINGENCIES The following is a schedule of future minimum lease payments:
--------------------------------------------------------------------------------

AS OF DECEMBER 31,1998, (IN THOUSANDS)                      OPERATING LEASES

LEASE COMMITMENTS
     1999                                                        $1,949
     2000                                                         1,664
     2001                                                         1,294
     2002                                                           375
     2003 and thereafter                                            298
                                                                 ------
     TOTAL MINIMUM LEASE PAYMENTS                                $5,580
                                                                 ======

--------------------------------------------------------------------------------
Total rent expense for all operating leases was $2,345,118, $2,283,660, and $1,644,680 for the years ended December 31, 1998, 1997 and 1996, respectively.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
F. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31,1998, (IN THOUSANDS)
                                                         INCOME           SHARES       PER SHARE
                                                       (NUMERATOR)     (DENOMINATOR)     AMOUNT

RECONCILIATION OF BASIC AND DILUTED EARNINGS
     PER SHARE CALCULATION
BASIC EPS
Income available to common stockholders                 $1,187,000       10,191,000       $0.12

EFFECT OF DILUTIVE SECURITIES
Common stock options                                            --          508,000        0.01
                                                        ---------------------------------------
DILUTED EPS
income available to common stockholders                 $1,187,000       10,699,000       $0.11
                                                        =======================================

--------------------------------------------------------------------------------

        For the years ended December 31, 1997 and 1996, the basic and diluted earnings per share calculation is the same due to a net loss for those years.

STOCK OPTION PLANS

The 1994 Equity Incentive Plan of the Company (the "Equity Plan") was adopted by the Company's Board of Directors on April 11, 1994 and approved by its stockholders on May 20, 1994 and amendments to the Equity Plan, increasing the total number of shares authorized for issuance thereunder, were adopted by the Board on March 13, 1997 and January 23, 1998, and approved by the stockholders on May 8, 1997 and May 8, 1998, respectively. The Equity Plan enables the Company to make awards of restricted Common Stock and to grant options to purchase Common Stock to employees, officers or directors of and consultants to the Company. Restricted stock awards entitle the recipient to purchase Common Stock from the Company under terms which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the Common Stock subject to the award upon the termination of the recipient's employment or other relationship with the Company. Stock options entitle the optionee to purchase Common Stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of Common Stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, the incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date as determined by the Board of Directors. As of December 31, 1998, a total of 173,724 shares had been issued upon exercise of stock options; an additional 2,051,711 shares were issuable pursuant to stock options outstanding; and 264,722 shares were reserved for future issuance under the Equity Plan. At December 31, 1998, options for 496,556 shares were exercisable. To date, no restricted stock awards have been granted under the Equity Plan. As of January 1, 1999, an additional 500,000 shares reserved for issuance pursuant to stock options became available for grants to employees.

        The Company also had a 1984 Stock Option Plan (the "Option Plan") for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options could have been issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant, as determined by the Board of Directors. The price of the stock options and the terms of exercise for all options granted were determined by the Board of Directors. Generally, stock options granted under the Option Plan vest over a five-year period. The options expire on the date determined by the Board of Directors, not to exceed 10 years following the date of grant in the case of incentive stock options. As of December 31, 1998, a total of 844,562 shares had been issued upon exercise of stock options granted under the Option Plan and an additional 230,702 shares were issuable pursuant to outstanding stock options. At December 31, 1998, options for 217,927 shares were exercisable. No further options may be granted under the Option Plan.

       On March 19, 1996, the Board of Directors adopted, and on May 10, 1996 the stockholders approved, the 1996 Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company's Common Stock were initially reserved for issuance pursuant to the Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

By-Laws of the Company. Under the Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. Each option granted pursuant to the Director Plan becomes exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date. As of December 31, 1998, there were 22,500 shares issuable pursuant to outstanding stock options, 27,500 shares reserved for future issuance, no shares issued upon exercise of stock options and options for 15,000 shares of Common Stock were exercisable under the Director Plan.

       The Board of Directors also adopted, on October 17, 1996, the 1996 Sinper Stock Option Plan (the "Sinper Plan"). The purpose of this plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees of Sinper Corporation (Sinper), which became a wholly-owned subsidiary of the Company pursuant to terms of the Agreement and Plan of Merger among the Company, Applix Acquisition Corporation and Sinper, dated October 17, 1996. Options were granted to persons who were, at the time of grant, employees of Sinper. A total of 88,500 shares of the Company's Common Stock were reserved for issuance pursuant to the Sinper Plan. The Sinper Plan is administered by the Board of Directors of the Company. Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. As of December 31, 1998, there were 5,960 shares issued upon exercise of stock options; 37,760 shares were issuable pursuant to stock options outstanding under the Sinper Plan. At December 31, 1998, 12,980 options outstanding under the Sinper Plan were exercisable. No additional options may be granted under the Sinper Plan and 28,160 stock options expired in 1998.

       The Company applies Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been decreased by $1,676,000 (net of tax) or $0.16 per share in 1998, net loss and loss per share would have been decreased by $199,000 (net of tax) or $0.02 per share, and net loss and loss per share would have been increased by $1,567,000 (net of tax), or $0.16 per share in 1996. The Company would have recognized $1,077,000 (net of tax) in expense during 1997, but due to a change in forfeiture rates from prior years the Company recognized a credit of $1,276,000 (net of tax) resulting in income of $199,000 (net of tax) in 1997. The average fair value of the options granted is estimated as $3.58 during 1998 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility 90.7%, weighted average risk-free interest 5.48%, assumed forfeiture rate of 15.23% and an expected life of 5 years. The average fair value of the options granted is estimated as $6.13 during 1997 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility of 90.2%, risk-free interest rate of 6.63%, assumed forfeiture rate of 27.7% and an expected life of 5 years. The average fair value of the options granted is estimated as $18.65 during 1996 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility of 73.8%, risk-free interest rate of 6.6%, assumed forfeiture rate of 10.6% and an expected life of 5 years.

       The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


STOCK OPTION ACTIVITY FOR ALL PLANS IS AS FOLLOWS:
                                                                   OPTIONS OUTSTANDING

                                                        OPTIONS          OPTIONS       WEIGHTED AVERAGE
                                                  AVAILABLE FOR GRANT  OUTSTANDING  OPTION PRICE PER SHARE

BALANCE AT JANUARY 1, 1996                             (264,719)        1,961,816           $ 7.18
Options authorized, 1994 Plan                           466,552                --               --
Options authorized/granted, 1996 Director Plan           50,000             7,500           $34.75
Options authorized/granted, 1996 Sinper Plan             88,500            88,500           $22.63
Expiration of 1984 Plan                                 (14,240)               --               --
Options granted, 1994 Plan                             (358,800)          262,800           $24.37
Options exercised                                            --          (385,799)          $ 3.04
Options cancelled                                        85,906           (85,906)          $14.33
                                                      --------------------------------------------
BALANCE AT DECEMBER 31, 1996                             53,199         1,848,911           $13.76
Options authorized, 1994 Plan                           495,214                --               --
Expiration of 1984 Plan                                 (20,428)               --               --
Options granted, 1994 Plan                             (829,200)          829,200           $ 8.36
Options granted, 1996 Director Plan                      (7,500)            7,500           $12.88
Options exercise                                             --           (72,322)          $ 2.51
Options cancelled                                       543,823          (543,823)          $11.00
Options cancelled for repricing, 1994 Plan            1,433,699        (1,433,699)          $16.21
Options granted for repricing, 1994 Plan             (1,433,699)        1,433,699           $ 3.25
                                                      --------------------------------------------
BALANCE AT DECEMBER 31, 1997                            235,108         2,069,466           $ 3.76
Options authorized, 1994 Plan                           450,000                --               --
Expiration of 1984 Plan                                  (6,466)               --           $ 1.59
Expiration of Sinper Plan                               (28,160)               --           $ 3.25
Options granted, 1994 Plan                             (774,600)          774,600           $ 4.60
Options granted, 1996 Director Plan                     (10,000)           10,000           $ 6.06
Options exercised                                            --           (68,433)          $ 2.90
Options cancelled                                       442,960          (442,960)          $ 4.06
                                                      --------------------------------------------
BALANCE AT DECEMBER 31, 1998                            308,842         2,342,673           $ 3.90
                                                      ============================================

--------------------------------------------------------------------------------
The following table summarizes information concerning currently outstanding and exercisable options:
--------------------------------------------------------------------------------

                                   WEIGHTED AVERAGE
    RANGE OF            NUMBER         REMAINING       WEIGHTED AVERAGE    NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE  EXERCISABLE     EXERCISE PRICE

$           0.15            770          2.37               $ 0.15             770          $ 0.15
$           0.37          5,136          3.09               $ 0.37           5,136          $ 0.37
$ 1.12 -- $ 1.65        140,568          4.05               $ 1.31         140,400          $ 1.31
$ 1.87 -- $ 2.81        194,446          5.91               $ 2.34          75,941          $ 2.02
$ 3.00 -- $ 4.50      1,315,313          5.47               $ 3.40         368,536          $ 3.32
$ 5.13 -- $ 9.69        667,660          5.49               $ 5.81         134,500          $ 6.39
$12.88 -- $13.12         11,100          4.59               $12.95           9,500          $12.93
$          22.63            180          4.75               $22.63             180          $22.63
$          34.75          7,500          4.35               $34.75           7,500          $34.75
--------------------------------------------------------------------------------------------------
                      2,342,673                                            742,463
                      =========                                            =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

STOCK PURCHASE PLAN

The Company established an Employee Stock Purchase Plan during 1995, allowing employees to purchase Common Stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. The plan allows for the purchase of up to 100,000 shares of Common Stock per plan period and 400,000 shares of Common Stock in the aggregate. As of December 31, 1998, 271,385 shares of Common Stock had been issued under the plan.

--------------------------------------------------------------------------------
G. SUMMARY OF CONTRIBUTION PLAN
--------------------------------------------------------------------------------

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

        Beginning May 15, 1996, the Company has matched one third of the employee's contribution, up to 6% of the employee's earnings. The Company's matching contribution to the plan was $215,021, $237,936, and $136,700 for the years ended December 31, 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
H. MAJOR CUSTOMER AND GEOGRAPHIC DATA
--------------------------------------------------------------------------------

In 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company adopted the new standard for the year ended December 31, 1998. Prior years' information has been restated to conform to the presentation for 1998.

        The Company operates in two business segments which offer different products and services.

       The Company's three largest customers (including resellers) comprised 12% of total license revenue during 1998 and 16% of total license revenue in 1997, although one of the largest customers was different in these two years.

        License revenue (direct or indirect) from branches of the U.S. Government amounted to 8%, 21% and 20% of total license revenue for the years ended December 31, 1998, 1997, 1996, respectively. A summary of the Company's operations by business segment for the years ended December 31, 1998, 1997 and 1996 is as follows:

--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998, (IN THOUSANDS)

                                                       FRONT OFFICE
                                      APPLIXWARE  BUSINESS APPLICATIONS  ELIMINATIONS    CONSOLIDATED

Revenue                                 $21,118          $ 29,062           $    --         $50,180
Depreciation/amortization expense       $   824          $  2,158           $    --         $ 2,982
Operating income (loss)                 $10,942          $(10,069)          $    --         $   873
Identifiable assets                     $36,732          $ 15,927           $(7,046)        $45,613

--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997, {IN THOUSANDS)

                                                       FRONT OFFICE
                                      APPLIXWARE  BUSINESS APPLICATIONS  ELIMINATIONS    CONSOLIDATED

Revenue                                 $26,462          $ 22,036           $    --         $ 48,498
Depreciation/amortization expense       $ 2,092          $  1,014           $    --         $  3,106
Operating income (loss)                 $ 4,993          $ (6,599)          $    --         $ (1,606)
Identifiable assets                     $37,825          $ 11,285           $(4,745)        $ 44,365

--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996, (IN THOUSANDS)

                                                       FRONT OFFICE
                                      APPLIXWARE  BUSINESS APPLICATIONS  ELIMINATIONS    CONSOLIDATED

Revenue                                 $42,154          $ 9,083            $    --         $51,237
Depreciation/amortization expense       $ 1,487          $   511            $    --         $ 1,998
Operating income (loss)                 $ 8,877          $(8,370)           $    --         $   507
Identifiable assets                     $41,962          $ 8,113            $(5,561)        $44,514

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
A summary of the Company's operations by geographic locations for the years ended December 31, 1998, 1997 and 1996 is as follows:
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998, (IN THOUSANDS)    UNITED STATES    EUROPE       ELIMINATIONS  CONSOLIDATED

Revenue:
     Customers                                             $25,657       $24,523        $    --        $50,180
     Intercompany                                            7,658            --         (7,658)            --
                                                           ---------------------------------------------------
     Total revenue                                         $33,315       $24,523        $(7,658)       $50,180
                                                           ---------------------------------------------------
Operating income (loss)                                    $ 8,195       $(7,322)       $    --        $   873
Identifiable assets                                        $35,892       $16,767        $(7,046)       $45,613

--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997, (IN THOUSANDS)    UNITED STATES    EUROPE       ELIMINATIONS  CONSOLIDATED

Revenue:
     Customers                                             $30,336       $18,162        $    --        $48,498
     Intercompany                                            3,255            --         (3,255)            --
                                                           ---------------------------------------------------
     Total revenue                                         $33,591       $18,162        $(3,255)       $48,498
                                                           ---------------------------------------------------
Operating income (loss)                                    $ 4,802       $(6,408)       $    --        $(1,606)
Identifiable assets                                        $39,474       $ 9,635        $(4,744)       $44,365

--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996, (IN THOUSANDS)    UNITED STATES    EUROPE       ELIMINATIONS  CONSOLIDATED

Revenue:
     Customers                                             $34,108       $17,129        $    --        $51,237
     Intercompany                                            4,166            --         (4,166)            --
                                                           ---------------------------------------------------
     Total revenue                                         $38,274       $17,129        $(4,166)       $51,237
                                                           ---------------------------------------------------
Operating income (loss)                                    $ 3,910       $(3,403)            --        $   507
Identifiable assets                                        $41,066       $ 9,009        $(5,561)       $44,514

--------------------------------------------------------------------------------
Operating income (loss) reflects revenue less related costs of revenue, direct selling expenses and allocated operating expenses incurred in the United States, which include general, administrative, research, development and marketing expenses. These expenses are allocated in proportion to the geographical segment sales. Total allocated expenses for the years ended December 31, 1998, 1997 and 1996 were $17,043,000, $18,556,000 and $12,360,000, respectively, of which
$8,399,000 $6,949,000 and $4,260,000, respectively, were allocated to Europe.
--------------------------------------------------------------------------------
Export sales included in U.S. operations were as follows:
--------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)            1998         1997         1996

REGION:
Europe                                                    $   84       $3,470       $2,058
Asia                                                       2,048          982        1,806
Australia                                                    698          325          239
Canada                                                     1,221        1,436        1,580
Other                                                         89          504          455
                                                          --------------------------------
TOTAL                                                     $4,140       $6,717       $6,138
                                                          ================================

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
APPLIX, INC. NOTES TO CONSOLIDATED-FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
I. ACQUISITIONS
--------------------------------------------------------------------------------

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

       During 1996, the Company expensed in-process research and development that did not qualify for capitalization under SFAS No. 86 totalling $10,821,000. The Company expended significant research and development efforts to integrate the technology with the Applixware product line, improved the scalability of the Sinper technology, and fully converted the technology to multiprocessor/ multitasking 32 bit platforms. The Company considered the acquired technology to be in-process research and development because of the substantial amount of design and programming work to be completed in achieving the integration, scalability, and platform conversion process. At the time of the acquisition, there was not a fully detailed design specification for the product and technology that needed to be developed. Of the remaining purchase price, $489,000 was allocated to completed technology, and $190,000 was allocated to net assets acquired. Completed technology will be amortized over a period of seven years from the acquisition date.


--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

  *3.1 --    Restated Articles of Organization.

  *3.2 --    By-laws.

*+10.1 --    1994 Equity Incentive Plan.

*+10.2 --    1984 Stock Option Plan.

**10.3 --    Commercial Lease between the Registrant and Westboro II-III,
             Inc. dated January 5, 1996.

**10.4 --    Commercial Lease between the Registrant and Westboro I Real
             Estate Corp. dated January 15, 1996.

  10.5 --    1996 Director Stock Option Plan, as amended.

  21.1 --    Subsidiaries of the Registrant.

  23.1 --    Consent of PricewaterhouseCoopers LLP

  27.1 --    Financial Data Schedule.

----------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

** Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

+      Management contract or compensatory plan.