Form 10-Q
period 1999-03-31
APPLIX INC /MA/
filed 1999-05-14
CIK 932112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25040


                                  APPLIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MASSACHUSETTS                                         04-2781676
   OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                112 TURNPIKE ROAD, WESTBORO, MASSACHUSETTS 01581
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (508)870-0300
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           REGISTRANT HAD 10,508,910 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT MAY 10, 1999.

                                  APPLIX, INC.


                                      INDEX




                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of
          March 31, 1999 (unaudited) and December 31, 1998                     3


     Unaudited Consolidated Statements of Operations
          for the three months ended March 31, 1999 and 1998                   4


     Unaudited Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999 and 1998                   5


     Notes to Consolidated Financial Statements                              6-7


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    8-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           13

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     14


Signature                                                                     15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                        MARCH 31,    DECEMBER 31,
                                                                          1999          1998
                                                                       (Unaudited)
                                                                       -----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                                          $  8,342       $ 17,404
     Short-term investments                                               14,064          4,041
     Accounts receivable, less allowance for doubtful accounts
          of $515 and $566 at March 31, 1999 and
          December 31, 1998, respectively                                 13,620         14,032
     Other current assets                                                  2,753          2,832
     Deferred tax asset                                                    2,595          2,595
                                                                        --------       --------
          Total current assets                                            41,374         40,904

Property and equipment, at cost                                           13,214         12,931
Less accumulated amortization and depreciation                            (9,681)        (9,315)
                                                                        --------       --------
     Net property and equipment                                            3,533          3,616
Capitalized software costs, net of accumulated
       amortization of $2,360 and $2,159 at March 31, 1999
       and December 31, 1998, respectively                                   456            470
Other assets                                                                 593            623
                                                                        --------       --------
          Total assets                                                  $ 45,956       $ 45,613
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $  1,927       $  1,995
     Accrued liabilities                                                   5,693          6,852
     Deferred revenue                                                      7,766          7,191
                                                                        --------       --------
          Total current liabilities                                       15,386         16,038

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 10,787,608 and 10,551,338 shares issued at
          March 31, 1999 and December 31, 1998, respectively                  27             26
     Capital in excess of par value                                       42,303         41,689
     Accumulated deficit                                                 (10,341)       (10,736)
     Treasury stock, 278,698 shares, at cost                                (933)          (933)
     Accumulated other comprehensive loss                                   (486)          (471)
                                                                        --------       --------
          Total stockholders' equity                                      30,570         29,575
                                                                        --------       --------
          Total liabilities and stockholders' equity                    $ 45,956       $ 45,613
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                      --------------------------
                                                      MARCH 31,        MARCH 31,
                                                        1999              1998
                                                      ---------       ----------
License revenue                                        $ 7,483          $ 8,887
Service revenue                                          5,463            3,732
                                                       -------          -------
          Total revenue                                 12,946           12,619

Cost of license revenue                                    525              645
Cost of service revenue                                  3,111            2,225
                                                       -------          -------

          Gross margin                                   9,310            9,749

Operating expenses:
          Selling and marketing                          5,509            6,333
          Research and development                       2,313            2,293
          General and administrative                     1,089            1,093
                                                       -------          -------
          Total operating expenses                       8,911            9,719
                                                       -------          -------

Operating income                                           399               30
Interest income, net                                       227              272
                                                       -------          -------
Net income before income taxes                             626              302

Provision for income taxes                                 231              112
                                                       -------          -------
Net  income                                            $   395          $   190
                                                       =======          =======
Basic earnings per share (see Note C)                  $  0.04          $  0.02
                                                       =======          =======
Diluted earnings per share (see Note C)                $  0.04          $  0.02
                                                       =======          =======

Weighted average common and common equivalent
   shares outstanding:
          Basic                                         10,439           10,117
                                                       =======          =======
          Diluted                                       11,111           10,984
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

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                               ------------------------
                                                               MARCH 31,      MARCH 31,
                                                                 1999           1998
                                                               ---------      ---------
Operating activities:
Net income                                                     $    395       $    190
Adjustments to reconcile net income to net cash
provided by operating activities:
          Depreciation                                              366            451
          Amortization of capitalized software costs                201            217
          Amortization of goodwill                                   30             30
          Provision for doubtful accounts                            --            (79)
          Changes in operating assets and liabilities:
          Accounts receivable                                       412            439
          Other assets                                               79           (138)
          Accounts payable                                          (68)          (321)
          Accrued liabilities                                    (1,130)          (608)
          Deferred revenue                                          575         (1,030)
                                                               --------       --------
          Cash provided by (used in) operating activities           860           (849)

Investing activities:
          Purchase of property and equipment                       (283)          (437)
          Capitalized software costs                               (187)          (219)
          Purchase of short-term investments                    (14,064)        (9,484)
          Maturities of short-term investments                    4,041          9,250
                                                               --------       --------
  Cash used in investing activities                             (10,493)          (890)

Financing activities:
          Proceeds from exercise of incentive stock
              options and employee stock purchase plans             615            373
          Principal payments under capital lease
               obligations                                          (29)           (26)
                                                               --------       --------

          Cash provided by financing activities                     586            347

          Effect of exchange rate changes on cash                   (15)          (147)
                                                               --------       --------
          Net decrease in cash and cash equivalents              (9,062)        (1,539)

Cash and cash equivalents at beginning of period                 17,404          7,639
                                                               --------       --------
Cash and cash equivalents at end of period                     $  8,342       $  6,100
                                                               ========       ========
Supplemental disclosure of cash flow information:

Cash paid during the period for taxes                          $    118       $     27
                                                               ========       ========


         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

           Applix is a leading provider of software solutions for front office business applications and decision support environment. Front office business applications include customer relationship management (CRM) and business intelligence applications.ngs. The Company offers the following array of solutions: Applix Enterprise, which is the Company's product offering in the CRM market, and Applix TM1, which is the Company's real time multi-dimensional analysis software for business intelligence applications. The Company's decision support family of products includes the following: Applix Office for UNIX, LINUX and Windows/NT; and Anyware Office for Java-based desktops; and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

B.  BASIS OF PRESENTATION:

           The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           The results of the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

C.  COMPUTATION OF NET EARNINGS PER COMMON SHARE

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

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E.  COMPREHENSIVE INCOME OR LOSS

      Other comprehensive income or loss will include foreign currency translation adjustments.

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                               1999          1998
                                            ---------      ---------
           Net income                         $ 395          $ 190
           Other comprehensive loss             (15)          (147)
                                              -----          -----
           Total comprehensive income         $ 380          $  43


F.  EFFECT OF RECENT ACCOUNTING PRONOUNCMENTS

      In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No.132 standardized the disclosure requirements for pensions and other postretirement benefits and is effective for the Company's fiscal year ending December 31, 1999. SFAS No. 132 relates to disclosure only and will not affect the Company's financial position or results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations.

G.  RECLASSIFICATIONS

      Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

           Total revenue increased 3% to $12,946,000, for the quarter ended March 31, 1999 from $12,619,000 for the quarter ended March 31, 1998. License revenue from the front office business applications products, which consist of Applix Enterprise and Applix TM1 products increased 15% to $4,973,000 for the quarter ended March 31, 1999 from $4,306,000 for the same period in 1998. Overall, license revenue decreased 16% to $7,483,000 for the quarter ended March 31, 1999 from $8,887,000 for the quarter ended March 31, 1998. Applixware license revenue decreased 45% to $2,510,000 for the quarter ended March 31, 1999 from $4,581,000 for the quarter ended March 31, 1998. Domestic license revenue decreased 49% to $2,051,000 for the quarter ended March 31, 1999 from $4,029,000 for the same period in 1998. International license revenue increased 12% to $5,432,000 for the quarter ended March 31, 1999 from $4,858,000 for the same period in 1998, resulting from a 66% increase in front office business applications revenue, partially offset by a 35% decrease in Applixware revenue. License revenue in the government sector declined 35% to $912,000 from $1,396,000. Revenue from the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. The Company's future operating results will be particulary dependent on the continued acceptance of Applix Enterprise and Applix TM1.

           Service revenue increased 46% to $5,463,000 for the quarter ended March 31, 1999 (or 42% of total revenues) from $3,732,000 (or 30% of total revenues) for the same period in 1998. This increase was due to increased maintenance revenue from the Company's growing CRM customer base and the expansion of the Company's consulting service offerings for office business application products.

           Gross margin decreased to 72% for March 31, 1999 from 77% for the same period in 1998. The decrease is primarily related to an increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue contributed to the decrease in gross margin. License revenues gross margin stayed the same at 93% for the same periods in 1999 and 1998. Service revenue gross margin increased to 43% for the quarter ended March 31, 1999 from 40% for the prior year period, due to higher revenue levels and improved margins covering overhead costs.

           Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 13% to $5,509,000 for the quarter ended March 31, 1999 from $6,333,000 for the quarter ended March 31, 1998. Selling and marketing expenses decreased as a percentage of total revenue to 43% for the quarter ended March 31, 1999 from 50% for the quarter ended March 31, 1998. The expense decrease was primarily due to decreased staffing, which was partially offset by increased spending in marketing programs and outside consultant services. The Company is refocusing its investment in marketing activities toward the front office business applications sector. The Company expects to maintain current levels of spending for the remainder of 1999.

           Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 1% to $2,313,000 for the quarter ended March 31, 1999 from $2,293,000 for the quarter ended March 31, 1998, and remained at 18% of total revenue for the quarters ended March 31, 1999 and 1998. Total research and development expenses, including capitalized software costs, decreased to $2,500,000, including $187,000 in capitalized software development costs, or 19% of total revenues for the quarter ended March 31, 1999 from $2,512,000, including $219,000 in capitalized software development costs, or 20% of total revenue for the quarter ended March 31, 1998.

           General and administrative expenses, which include the costs of the finance, human resources and administrative functions, stayed relatively the same at $1,089,000 for March 31, 1999 and

$1,093,000 for the same period in 1998, and decreased to 8% of total revenue for March 31, 1999 from 9% of total revenue for March 31, 1998.

      Interest income decreased slightly to $227,000 from $272,000 for the quarter ended March 31, 1998 due to slightly lower interest rates on investments during the quarter ended March 31, 1999.

      The Company recorded a provision for income tax for the quarter ended March, 31, 1999 of $231,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax provision of $112,000 at the same effective rate for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations provided $860,000 in funds for the three months ended March 31, 1999. An additional $10,493,000 of cash was used in investing activities, primarily for the purchase of short term investments ($10,023,000 - net of maturities), the purchase of equipment ($283,000), and in capitalized software costs ($187,000). $586,000 was generated from financing activities, substantially from the proceeds of the exercise of incentive stock options and stock purchases pursuant to the Company's employee stock purchase plan. As of March 31, 1999, the Company had cash, cash equivalents, and short term investments of $22,406,000 and working capital of $25,988,000.

      The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1999.

      To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

      This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) relating future events or conditions should be considered forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual operating results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

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

           The Company's Applix TM1 product line competes with product offerings from Oracle Corporation, Hyperion Solutions (formally known as Arbor Software) and Microsoft. This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.

           Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With Microsoft Windows/NT and Windows 98 on the desktop, the Company is now competing directly with vendors of PC software applications such as Corel, IBM, Microsoft, and Star Office Systems.

           For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) and value added resellers (VARs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs and VARs to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs and VARs currently using the Company's software in their products will continue to use the Company's products and will not select third party's software products to replace those of the Company. Hyperion Solutions, which had been a significant OEM of the Company's TM1 products, has merged with Arbor Software Corporation, is offering a product using Arbor's OLAP technology and has ceased purchasing the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs and VARs are unsuccessful in selling their products or discontinue using the Company's software in their products.

           The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in the latter half of the quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels and are difficult to adjust in the short term, and a shortfall in the expected revenue for a particular quarter would therefore have a disproportionate adverse effect on the Company's net income for that quarter.

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

           On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions. The participating countries issue sovereign debt exclusively in euros, and have redenominated outstanding sovereign debt. The participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on the "no compulsion, no prohibition" basis. However, conversion rates are no longer computed directly from one legacy currency to another. Instead, a triangular process applies whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency. The currency will be handled in the same manner as other functional currencies.

      License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 4%, 8%, 21%, and 20% of total license revenue during the first quarter of 1999 and for the years ended 1998, 1997, and 1996, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

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

                                  APPLIX, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                           APPLIX, INC.


                                           By: /s/ Edward Terino
                                              --------------------------------
                                              Edward Terino
                                              Chief Financial Officer






Date:  May 14, 1999