Form 10-Q
period 1999-06-30
APPLIX INC /MA/
filed 1999-08-13
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    -----------

                         COMMISSION FILE NUMBER 0-25040


                                  APPLIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        MASSACHUSETTS                                      04-2781676
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

     REGISTRANT HAD 10,632,324 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 6, 1999.

                                  APPLIX, INC.


                                      INDEX

                                                                                                        PAGE NO.

Part I - Financial Information

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of
       June 30, 1999 (unaudited) and December 31, 1998                                                       3


     Unaudited Consolidated Statements of Operations
       for the three months ended June 30, 1999 and 1998                                                     4


     Unaudited Consolidated Statements of Operations
       for the six months ended June 30, 1999 and 1998                                                       5


     Unaudited Consolidated Statements of Cash Flows
       for the six months ended June 30, 1999 and 1998                                                       6


     Notes to Consolidated Financial Statements                                                            7-9


Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                                 10-15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                        16

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                                   16


Signature                                                                                                   17


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1999               1998
                                                                                      (UNAUDITED)
                                                                                      -----------       -----------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 8,082             17,404
     Short-term investments                                                             16,437              4,041
     Accounts receivable, less allowance for doubtful accounts
          of $593 and $566 at June 30, 1999 and
          December 31, 1998, respectively                                               13,477             14,032
     Other current assets                                                                2,378              2,832
     Deferred tax asset                                                                  2,595              2,595
                                                                                       -------            -------
          Total current assets                                                          42,969             40,904

Property and equipment, at cost                                                         13,398             12,931
Less accumulated amortization and depreciation                                         (10,089)            (9,315)
                                                                                       -------            -------
     Net property and equipment                                                          3,309              3,616

Capitalized software costs, net of accumulated
       amortization of $2,548 and $2,159 at June 30, 1999
       and December 31, 1998, respectively                                                 464                470

Other assets                                                                               561                623
                                                                                       -------            -------
          Total assets                                                                 $47,303            $45,613
                                                                                       =======            =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $ 1,480            $ 1,995
     Accrued liabilities                                                                 6,390              6,852
     Deferred revenue                                                                    8,258              7,191
                                                                                       -------            -------
          Total current liabilities                                                     16,128             16,038

Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 10,815,670  and 10,551,338 shares issued at
          June 30, 1999 and December 31, 1998, respectively                                 27                 26
     Capital in excess of par value                                                     42,402             41,689
     Accumulated deficit                                                                (9,686)           (10,736)
     Treasury stock, 306,198 and 278,698 shares, at cost at
         June 30, 1999 and December 31, 1998, respectively                              (1,077)              (933)
     Accumulated other comprehensive loss                                                 (491)              (471)
                                                                                       -------            -------
          Total stockholders' equity                                                    31,175             29,575
                                                                                       -------            -------
          Total liabilities and stockholders' equity                                   $47,303            $45,613
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

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                       JUNE 30,            JUNE 30,
                                                                                         1999                1998
                                                                                       -------             -------
License revenue                                                                        $ 8,545             $ 8,264
Service revenue                                                                          5,607               4,019
                                                                                       -------             -------
          Total revenue                                                                 14,152              12,283

Cost of license revenue                                                                    525                 721
Cost of service revenue                                                                  3,106               2,036
                                                                                       -------             -------
          Gross margin                                                                  10,521               9,526

Operating expenses:
          Selling and marketing                                                          6,001               6,343
          Research and development                                                       2,404               2,252
          General and administrative                                                     1,342                 851
                                                                                       -------             -------
          Total operating expenses                                                       9,747               9,446
                                                                                       -------             -------
Operating income                                                                           774                  80
Interest income, net                                                                       265                 251
                                                                                       -------             -------
Net income before income taxes                                                           1,039                 331
Provision for income taxes                                                                 384                 123
                                                                                       -------             -------
Net  income                                                                            $   665             $   208
                                                                                       =======             =======
Basic earnings per share (see Note C)                                                  $  0.06             $  0.02
                                                                                       =======             =======
Diluted earnings per share (see Note C)                                                $  0.06             $  0.02
                                                                                       =======             =======
Weighted average common and common equivalent shares outstanding:
          Basic                                                                         10,502              10,163
                                                                                       =======             =======
          Diluted                                                                       11,290              10,806
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

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                             SIX MONTHS ENDED
                                                                                     -------------------------------
                                                                                       JUNE 30,            JUNE 30,
                                                                                         1999                1998
                                                                                     -------------------------------
License revenue                                                                         $16,028            $17,151
Service revenue                                                                          11,070              7,751
                                                                                        -------            -------
          Total revenue                                                                  27,098             24,902

Cost of license revenue                                                                   1,050              1,366
Cost of service revenue                                                                   6,217              4,000
                                                                                        -------            -------
          Gross margin                                                                   19,831             19,536

Operating expenses:
          Selling and marketing                                                          11,509             12,937
          Research and development                                                        4,717              4,545
          General and administrative                                                      2,431              1,944
                                                                                        -------            -------
          Total operating expenses                                                       18,657             19,426
                                                                                        -------            -------
Operating income                                                                          1,174                110
Interest income, net                                                                        491                523
                                                                                        -------            -------
Net income before income taxes                                                            1,665                633
Provision for income taxes                                                                  615                235
                                                                                        -------            -------
Net  income                                                                             $ 1,050            $   398
                                                                                        =======            =======
Basic earnings per share (see Note C)                                                   $  0.10            $  0.04
                                                                                        =======            =======
Diluted earnings per share (see Note C)                                                 $  0.09            $  0.04
                                                                                        =======            =======
Weighted average common and common equivalent shares outstanding:
          Basic                                                                          10,471             10,140
                                                                                        =======            =======
          Diluted                                                                        11,197             10,874
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

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                     ------------------------------
                                                                                     JUNE 30,               JUNE 30,
                                                                                       1999                   1998
                                                                                     ------------------------------
Operating activities:
Net income                                                                              $ 1,050            $    398
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
          Depreciation                                                                      774                945
          Amortization of capitalized software costs                                        389                429
          Amortization of goodwill                                                           62                 77
          Deferred tax asset                                                                 --                350
          Changes in operating assets and liabilities:
          Accounts receivable                                                               555                137
          Other current assets                                                              454                280
          Accounts payable                                                                 (515)              (927)
          Accrued liabilities                                                              (405)            (1,014)
          Deferred revenue                                                                1,067             (1,398)
                                                                                        -------            -------
          Cash provided by (used in) operating activities                                 3,431               (723)

Investing activities:
          Purchase of property and equipment                                               (467)            (1,123)
          Capitalized software costs                                                       (383)              (432)
          Purchase of short-term investments                                            (25,844)           (23,515)
          Maturities of short-term investments                                           13,448             21,636
                                                                                        -------            -------
          Cash used in investing activities                                             (13,246)            (3,434)

Financing activities:
          Proceeds from exercise of incentive stock options and
               employee stock purchase plans                                                714                411
          Purchase of treasury stock                                                       (144)                --
          Principal payments under capital lease obligations                                (57)               (53)
                                                                                        -------            -------
          Cash provided by financing activities                                             513                358

          Effect of exchange rate changes on cash                                           (20)              (411)
                                                                                        -------            -------
          Net decrease in cash and cash equivalents                                      (9,322)            (4,210)

Cash and cash equivalents at beginning of period                                         17,404              7,639
                                                                                        -------            -------
Cash and cash equivalents at end of period                                              $ 8,082            $ 3,429
                                                                                        =======            =======
Supplemental disclosure of cash flow information:

Cash paid during the period for taxes                                                   $    70            $    38
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

         The results of the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

        The following table sets forth the computations of basic and diluted earnings per share:

  (in thousands except per share data)                        Three Months Ended              Six Months Ended
                                                            June 30,       June 30,       June 30,       June 30,
                                                              1999          1998            1999          1998
  Basic:
   Net income                                               $   655        $   208        $ 1,050        $   398
   Weighted average shares outstanding                       10,502         10,163         10,471         10,140
   Net income per common share                              $  0.06        $  0.02        $  0.10        $  0.04

Assuming Dilution:
   Net income                                               $   655        $   208        $ 1,050        $   398
   Weighted average shares outstanding                       10,502         10,163         10,471         10,140
   Net effect of dilutive stock options                         788            643            726            734
                                                            -------        -------        -------        -------
   Total                                                     11,290         10,806         11,197         10,874
   Net income per common share                              $  0.06        $  0.02        $  0.09        $  0.04


                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.   SHORT-TERM INVESTMENTS

        All short-term investments are classified as available-for-sale, and are in liquid high-grade commercial paper with original maturities beyond three months and less than twelve months. Securities are marked to market and the resulting unrealized gains and losses have been insignificant.

E.   COMPREHENSIVE INCOME OR LOSS

        Other comprehensive income or loss includes foreign currency translation adjustments.

                                         Three Months Ended June 30                       Six Months Ended June 30
                                         ---------------------------                     ---------------------------
                                         1999                   1998                     1999                   1998
                                         ----                   ----                     ----                   ----

  Net income                             $ 655                  $ 208                    $1,050                 $ 398
  Other comprehensive loss                  (5)                  (264)                      (20)                 (411)
                                         -----                  -----                    ------                 -----
  Total comprehensive
     income/(loss)                       $ 650                  $ (56)                   $1,030                 $ (13)
                                         =====                  =====                    ======                 =====

F.   EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No.132 standardized the disclosure requirements for pensions and other postretirement benefits and is effective for the Company's fiscal year ending December 31, 1999. SFAS No. 132 relates to disclosure only and will not affect the Company's financial position or results of operations.
        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations.


G.   RECLASSIFICATIONS

        Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


H.   REPORTABLE SEGMENTS

        The Company operates in two business segments which offer different products and services. A summary of the Company's operations by business segment for the three and six months ended June 30, 1999 and June 30, 1998 is as follows:

 (in thousands)                                                      Front Office
                                                                       Business
                                                   Applixware         Applications         Consolidated
                                                   ----------         ------------         ------------
  Three months ended June 30, 1999
     Revenue                                            6,189                7,963             14,152
     Operating income/(loss)                            3,543               (2,769)               774

  Six months ended June 30, 1999
     Revenue                                           10,886               16,212             27,098
     Operating income/(loss)                            5,910               (4,736)             1,174




  (in thousands)                                                     Front Office
                                                                      Business
                                                   Applixware         Applications         Consolidated
                                                   ----------         ------------         ------------
  Three months ended June 30, 1998
     Revenue                                            4,854                7,429             12,283
     Operating income/(loss)                            2,091               (2,011)                80

  Six months ended June 30, 1998
     Revenue                                           11,772               13,130             24,902
     Operating income/(loss)                            5,842               (5,732)               110



                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

        Total revenue increased 15% to $14,152,000, for the quarter ended June 30, 1999 from $12,283,000 for the quarter ended June 30, 1998. Overall, license revenue increased 3% to $8,545,000 for the quarter ended June 30, 1999 from $8,264,000 for the quarter ended June 30, 1998. License revenue from the front office business applications products, which consist of Applix Enterprise and Applix TM1 products decreased 19% to $4,542,000 for the quarter ended June 30, 1999 from $5,609,000 for the same period in 1998. The decrease was primarily due to the loss of a large OEM relationship in Q3 1998. Applixware license revenue increased 51% to $4,003,000 for the quarter ended June 30, 1999 from $2,655,000 for the quarter ended June 30, 1998 primarily due to a significant European order recorded in the second quarter of 1999. Domestic license revenue decreased 9% to $3,053,000 for the quarter ended June 30, 1999 from $3,362,000 for the same period in 1998. International license revenue increased 12% to $5,492,000 for the quarter ended June 30, 1999 from $4,902,000 for the same period in 1998, resulting from an 87% increase in Applixware revenue which was partially offset by a 18% decrease in front office business applications revenue resulting from reduced volume in the Asia Pacific region. License revenue in the government sector increased 9% to $633,000 from $580,000. Revenue from government customers has fluctuated significantly in the past, and the Company expects the fluctuations to continue. The Company's future operating results will be particularly dependent on the continued acceptance of Applix Enterprise and Applix TM1.
        Service revenue increased 40% to $5,607,000 for the quarter ended June 30, 1999 (or 40% of total revenues) from $4,019,000 (or 33% of total revenues) for the same period in 1998. This increase was due to increased maintenance revenue from the Company's growing customer relationship management (CRM) customer base and the expansion of the Company's consulting service offerings for front office business application products.
        Gross margin decreased to 74% for June 30, 1999 from 78% for the same period in 1998. The decrease in gross margin is primarily the result of the quarterly increase in the consulting revenue component of service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue. The Company's future investment in the consulting portion of the business will continue to put downward pressure on the service margins for the remainder of the year. License revenue gross margin increased to 94% for the quarter ended June 30, 1999 from 91% for the quarter ended June 30, 1998. Service revenue gross margin decreased to 45% for the quarter ended June 30, 1999 from 49% for the same period in 1998.
        Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 5% to $6,001,000 for the quarter ended June 30, 1999 from $6,343,000 for the quarter ended June 30, 1998. Selling and marketing expenses decreased as a percentage of total revenue to 42% for the quarter ended June 30, 1999 from 52% for the quarter ended June 30, 1998. The decrease was primarily due to higher costs incurred in 1998 relating to the introduction of a new release of Applix Enterprise and the associated customer conversion costs combined with the decreased spending in marketing programs in the second quarter of 1999 as compared to the second quarter of 1998.
        Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 7% to $2,404,000 for the quarter ended June 30, 1999 from $2,252,000 for the quarter ended June 30, 1998 and were 17% of total revenue for the quarter ended June 30, 1999 and 18% of total revenue for the quarter ended June 30, 1998. Total research and development expenses, including capitalized software costs, increased to $2,600,000, including $196,000 in capitalized software development costs, or 18% of total revenues for the quarter ended June 30, 1999 from $2,464,000, including $212,000 in capitalized software development costs, or 20% of total revenue for the quarter ended June 30, 1998.

        General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 58% to $1,342,000 for the quarter ended June 30, 1999 from $851,000 for the same period in 1998, and increased to 9% of total revenue for June 30, 1999 from 7% of total revenue for June 30, 1998. The increase in general and administrative expenses was primarily the result of higher payroll related cost, recruiting costs, and information technology costs related to Y2K readiness incurred in the quarter.
        Interest income increased slightly to $265,000 from $251,000 due to more funds available for investments during the three months ended June 30, 1999.
        The Company recorded a provision for income tax for the quarter ended June 30, 1999 of $384,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax provision of $123,000 at the same effective rate for the same period in 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

        Total revenue increased 9% to $27,098,000 for the six months ended June 30, 1999 from $24,902,000 for the six months ended June 30, 1998. Overall, license revenue decreased 7% to $16,028,000 for the six months ended June 30, 1999 from $17,151,000 for the same period in 1998. License revenue from the front office business applications products decreased 4% to $9,515,000 for the six months ended June 30, 1999 from $9,915,000 for the six months ended June 30, 1998. Applixware license revenue decreased 10% to $6,513,000 for the six months ended June 30, 1999 from $7,236,000 for the six months ended June 30, 1998. Domestic license revenue decreased 31% to $5,104,000 for the six months ended June 30, 1999 from $7,391,000 for the same period in 1998. International license revenue increased 12% to $10,924,000 for the six months ended June 30, 1999 from $9,760,000 in the same period in 1998, resulting primarily from a 14% increase in front office business applications revenue. Revenue from the government sector decreased 16% to $2,171,000 for the six months ended June 30, 1999 from $2,583,000 for the same period in 1998.
        Service revenue increased 43% to $11,070,000 (or 41% of total revenues) from $7,751,000 (or 31% of total revenues) for the same period in 1998. This increase was due to increased maintenance revenue from the Company's growing CRM customer base and the expansion of the Company's consulting service offerings for the front office business application products.
        Gross margin decreased to 73% for the six months ended June 30, 1999 from 78% for the six months ended June 30, 1998. The decrease is primarily related to an increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue. License revenue gross margin increased slightly to 93% for the six months ended June 30, 1999 from 92% for the same period in 1998. Service revenue gross margin decreased to 44% for the six months ended June 30, 1999 from 48% for the six months ended June 30, 1998 as a result of the increase in the consulting revenue component of service revenue, which has a significantly lower gross margin.
        Selling and marketing expenses decreased 11% to $11,509,000 for the six months ended June 30, 1999 from $12,937,000 for the six months ended June 30, 1998. The decrease was primarily due to decreased staffing which resulted from the consolidation of the sales department as a result of the Company's focus on a combined front office business solutions and on indirect channels. Selling and marketing expenses decreased as a percentage of total revenue to 42% for the six months ended June 30, 1999 from 52% in the same period in 1998.
        Research and development expenses increased 4% to $4,717,000 for the six months ended June 30, 1999 from $4,545,000 for the six months ended June 30, 1998 and decreased as a percentage of total revenue to 17% for the six months ended June 30, 1999 from 18% for the six months ended June 30, 1998. Total research and development expenses, including capitalized software costs, were $5,100,000, including $383,000 in capitalized software costs, or 19% of total revenue for the six months ended June 30, 1999 and $4,977,000, including $432,000 in capitalized software development costs, or 20% to total revenue for the six months ended June 30, 1998.
        General and administrative expenses increased 25% to $2,431,000 for the six months ended June 30, 1999 from $1,944,000 for the same period in 1998, and was 9% of total revenue for the six months ended June 30, 1999 compared to 8% for the same period in 1998.

        Interest income decreased to $491,000 for the six months ended June 30, 1999 from $523,000 for the same period in 1998 due to slightly lower interest rates on investments.
        The Company recorded a tax provision for income tax for the six months ended June 30, 1999 of $615,000 based on the Company's estimated annual effective tax rate of 37%, compared to a tax provision of $235,000 at the same effective rate for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's profitable operations and non-cash depreciation and amortization generated a significant portion of cash in the amount of $3,431,000 for the six months ended June 30, 1999. As part of the investing activities of the Company, a large portion of the Company's cash and cash equivalents were moved to short term investments because of rising interest rates. The Company purchased $25,844,000 in high-grade commercial paper while having maturities of $13,448,000 during the six months ended June 30, 1999. The Company purchased property and equipment for upgrades, replacements and additional back-up systems during the period for $467,000 and made continued investments in capitalized software costs of $383,000. The Company generated $513,000 in financing activities. The proceeds from the exercise of incentive stock options and stock purchase plans amounted to $714,000. The Company established a stock repurchase plan where the Board of Directors authorized the repurchase of up to $5 million of the Company's outstanding common stock. These shares can be purchased on the open market at the discretion of management based upon market, market price, business conditions and other investment alternatives. During the quarter, the Company repurchased 27,500 shares for $144,000.
        As of June 30, 1999, the Company had cash, cash equivalents, and short term investments of $24,519,000 and working capital of $26,841,000.
        The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1999.
        To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) relating to future events or conditions should be considered forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual operating results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.
        In the several years preceding 1997, the Company derived the majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent years. The Company expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.

        The Company's financial performance will also depend significantly on sales of the Applix Enterprise product line, which addresses the CRM market. The Company believes this market is growing rapidly, but the Company is a relatively new entrant into this market and faces intense competition from larger companies such as Clarify, IBM, Onyx Software, Oracle, Remedy Corporation, Siebel Systems, Vantive Corporation, and others.
        The Company's Applix TM1 product line competes with product offerings from Oracle, Hyperion Solutions (formally known as Arbor Software) and Microsoft. This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.
        Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With Microsoft Windows/NT and Windows 98 on the desktop, the Company is now competing directly with vendors of PC software applications such as Corel, IBM, Microsoft, and Star Office Systems.
        For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) and value added resellers (VARs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs and VARs to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs and VARs currently using the Company's software in their products will continue to use the Company's products and will not select third party's software products to replace those of the Company. Hyperion Solutions, which had been a significant OEM of the Company's TM1 products, has merged with Arbor Software Corporation, and is offering a product using Arbor's OLAP technology and has ceased purchasing the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs and VARs are unsuccessful in selling their products or discontinue using the Company's software in their products.
        The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in the latter half of the quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels and are difficult to adjust in the short term, and a shortfall in the expected revenue for a particular quarter would therefore have a disproportionate adverse effect on the Company's net income for that quarter.
        Most of the Company's international sales through subsidiaries are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenue received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency translation exposure on intercompany balances for the purpose of mitigating the effect of foreign currency fluctuations. The international portion of the Company's business is also subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, difficulties or delays in translating products into foreign languages, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.
        On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions. The participating countries issue sovereign debt exclusively in euros, and have redenominated outstanding sovereign debt. The participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on the "no compulsion, no prohibition" basis. However, conversion rates are no longer computed directly from one legacy currency to another. Instead, a triangular process applies whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency. The currency will be handled in the same manner as other functional currencies.
        License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 6% , 8%, 21%, and 20% of total license revenue during the first six months of 1999 and the years ended 1998, 1997, and 1996, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

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

        The Company is investigating each of its significant vendors, suppliers, financial service organizations and service providers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. With respect to any third party products which the Company distributes with its products, the Company has sought information from the product manufacturers regarding such products' Year 2000 status, and, when available, has provided a reference to such information on the Company's web site. The Company has directed those customers who use Company products containing third-party products to the respective product manufacturer for detailed Year 2000 status information.
        The Company's Year 2000 compliance efforts have primarily been incorporated into its general product development efforts for new product releases. The Company's additional Year 2000 related expenses, which include identification, code review, testing, and implementation, have not been substantial. The Company's total cost related to the Year 2000 compliance has not been, and is not expected to be, material to the Company's financial position, results of operations, or cash flows.
        The Company currently does not have a contingency plan in the event that any Year 2000 problems arise in any of the Company's products which it believes to be Year 2000 compliant, any of the Company's internal systems or any third party products or services on which the Company relies. The Company intends to develop an alternative plan should such problems arise.
        Although the Company believes that the current versions of its products are Year 2000 compliant, there can be no assurance that one or more of the current versions of the Company's products do not contain Year 2000 problems that could result in a material adverse effect to the Company or to its customers. In addition, the Company does not currently have complete information with regard to Year 2000 compliance of any of its customers. The Company's results of operations could be materially impacted if its customers encounter Year 2000 problems unrelated to the Company's products and services.
        Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware, and software components from different manufacturers, it may be difficult to determine which component in a computer system is a cause of a Year 2000 problem. As a result, the Company may be subjected to Year 2000 lawsuits independent of whether its products and services are Year 2000 compliant. The outcome of any such lawsuits and the impact on the Company cannot be determined at this time.
        The Company believes that completion of its modifications to its internal information technology systems will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications. Any such delays or increased costs could impact the Company's ability to deliver products or services to its customers and could have a material adverse impact on the Company's operations and financial results.
        There can be no assurance that third party suppliers of products that are used by the Company will provide Year 2000 compliant products on a timely basis, or that the Company will be able to procure alternative Year 2000 compliant products. The failure to obtain such products could have a material adverse effect on the Company's operations and financial results.

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


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on May 7, 1999, the following proposals were adopted by the vote specified below:

PROPOSAL                                       FOR                AGAINST          ABSTAIN
1.  Election of Directors
       Alain Hanover                        8,615,411               N.A.            N.A.

2.  Amendment to Company's
       1994 Equity Incentive Plan           2,862,405            1,060,800          78,026

3.  Amendment to Company's
       1995 Employee Stock
       Purchase Plan                        3,274,428              648,568          78,235

4.  Ratification of
       PricewaterhouseCoopers LLP
       as independent auditors              9,087,701              107,937          25,779


         N.A.  (Not Applicable)

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



Date:  August 13, 1999