Form 10-Q
period 1999-09-30
APPLIX INC /MA/
filed 1999-11-15
CIK 932112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25040


                                  APPLIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                           04-2781676
STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


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

     REGISTRANT HAD 10,909,235 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT NOVEMBER 8, 1999.

                                  APPLIX, INC.


                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
  Part I - Financial Information

  Item 1.  Consolidated Financial Statements:

       Consolidated Balance Sheets as of
            September 30, 1999 (unaudited) and December 31, 1998                                            3


       Unaudited Consolidated Statements of Operations
            for the three months ended September 30, 1999 and 1998                                          4


       Unaudited Consolidated Statements of Operations
            for the nine months ended September 30, 1999 and 1998                                           5


       Unaudited Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999 and 1998                                           6


       Notes to Consolidated Financial Statements                                                          7-9

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                                10-15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      16

  Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                                                16


  Signature                                                                                                17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              1999             1998
                                                                           (UNAUDITED)
                                                                          -------------     ------------
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents                                              $ 11,289         $ 17,404
     Short-term investments                                                   16,577            4,041
     Accounts receivable, less allowance for doubtful accounts
          of $582 and $566 at September 30, 1999 and
          December 31, 1998, respectively                                     12,416           14,032
     Other current assets                                                      3,186            2,832
     Deferred tax asset                                                        2,595            2,595
                                                                            --------         --------
          Total current assets                                                46,063           40,904

Property and equipment, at cost                                               13,795           12,931
Less accumulated amortization and depreciation                               (10,557)          (9,315)
                                                                            --------         --------
     Net property and equipment                                                3,238            3,616
Capitalized software costs, net of accumulated
     amortization of $2,757 and $2,159 at September 30, 1999
     and December 31, 1998, respectively                                         457              470
Other assets                                                                     529              623
                                                                            --------         --------

          Total assets                                                      $ 50,287         $ 45,613
                                                                            ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
  Current liabilities:
       Accounts payable                                                     $  2,156         $  1,995
       Accrued liabilities                                                     6,902            6,852
       Deferred revenue                                                        7,984            7,191
                                                                            --------         --------
            Total current liabilities                                         17,042           16,038

  Stockholders' equity:
       Preferred stock, $0.01 par value; 1,000,000 shares authorized
       Common stock, $.0025 par value; 30,000,000 shares
            authorized; 11,150,493  and 10,551,338 shares issued at
            September 30, 1999 and December 31, 1998, respectively                28               26
       Capital in excess of par value                                         43,580           41,689
       Accumulated deficit                                                    (8,839)         (10,736)
       Treasury stock, 306,198 and 278,698 shares, at cost at
           September 30, 1999 and December 31, 1998, respectively             (1,078)            (933)
       Accumulated other comprehensive loss                                     (446)            (471)
                                                                            --------         --------
            Total stockholders' equity                                        33,245           29,575
                                                                            --------         --------

            Total liabilities and stockholders' equity                      $ 50,287         $ 45,613
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

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                               -------------------------------
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                   1999              1998
                                                               -------------     -------------

  License revenue                                                 $ 8,359            $ 7,708
  Service revenue                                                   6,207              4,306
                                                                  -------            -------

            Total revenue                                          14,566             12,014

  Cost of license revenue                                             573                811
  Cost of service revenue                                           3,441              2,025

            Gross margin                                           10,552              9,178

  Operating expenses:
            Selling and marketing                                   5,906              6,210
            Research and development                                2,516              2,084
            General and administrative                              1,089                831
                                                                  -------            -------

            Total operating expenses                                9,511              9,125
                                                                  -------            -------

  Operating income                                                  1,041                 53
  Interest income, net                                                304                235
                                                                  -------            -------

  Net income before income taxes                                    1,345                288

  Provision for income taxes                                          498                107
                                                                  -------            -------

  Net  income                                                     $   847            $   181
                                                                  =======            =======

  Basic earnings per share (see Note C)                           $  0.08            $  0.02
                                                                  =======            =======
  Diluted earnings per share (see Note C)                         $  0.07            $  0.02
                                                                  =======            =======

  Weighted average common and common equivalent shares
   outstanding:
            Basic                                                  10,660             10,225
                                                                  =======            =======
            Diluted                                                12,288             10,348
                                                                  =======            =======


 The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      NINE MONTHS ENDED
                                                               -------------------------------
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                   1999              1998
                                                               -------------     -------------

  License revenue                                                 $24,387            $24,859
  Service revenue                                                  17,276             12,057
                                                                  -------            -------

            Total revenue                                          41,663             36,916

  Cost of license revenue                                           1,623              2,177
  Cost of service revenue                                           9,658              6,025
                                                                  -------            -------

            Gross margin                                           30,382             28,714

  Operating expenses:
            Selling and marketing                                  17,415             19,147
            Research and development                                7,233              6,629
            General and administrative                              3,519              2,775
                                                                  -------            -------

            Total operating expenses                               28,167             28,551
                                                                  -------            -------

  Operating income                                                  2,215                163
  Interest income, net                                                795                757
                                                                  -------            -------

  Net income before income taxes                                    3,010                920

  Provision for income taxes                                        1,113                342
                                                                  -------            -------

  Net  income                                                     $ 1,897            $   578
                                                                  =======            =======

  Basic earnings per share (see Note C)                           $  0.18            $  0.06
                                                                  =======            =======
  Diluted earnings per share (see Note C)                         $  0.16            $  0.05
                                                                  =======            =======

  Weighted average common and common equivalent shares
      outstanding:
            Basic                                                  10,535             10,168
                                                                  =======            =======
            Diluted                                                11,707             10,746
                                                                  =======            =======


 The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                                               1999                 1998
                                                                           -------------        -------------
  Operating activities:
  Net income                                                                 $  1,897             $    578
  Adjustments to reconcile net income to net cash
  provided by operating activities:
            Depreciation                                                        1,242                1,519
            Amortization of capitalized software costs                            598                  610
            Amortization of goodwill                                               94                  111
            Deferred tax asset                                                     --                  350
            Changes in operating assets and liabilities:
            Accounts receivable                                                 1,616                 (302)
            Other current assets                                                 (354)                 214
            Accounts payable                                                      161               (1,361)
            Accrued liabilities                                                   138                 (184)
            Deferred revenue                                                      793                 (969)
                                                                             --------             --------

            Cash provided by operating activities                               6,185                  566

  Investing activities:
            Purchase of property and equipment                                   (864)              (1,473)
            Capitalized software costs                                           (585)                (613)
            Purchase of short-term investments                                (33,979)             (31,184)
            Maturities of short-term investments                               21,443               31,665
                                                                             --------             --------
    Cash used in investing activities                                         (13,985)              (1,605)

  Financing activities:
            Proceeds from exercise of incentive stock options and
                 employee stock purchase plans                                  1,893                  677
         Purchase of treasury stock                                              (145)                  --
            Principal payments under capital lease obligations                    (88)                 (81)
                                                                             --------             --------

            Cash provided by financing activities                               1,660                  596

            Effect of exchange rate changes on cash                                25                 (391)
                                                                             --------             --------

            Net decrease in cash and cash equivalents                          (6,115)                (834)

  Cash and cash equivalents at beginning of period                             17,404                7,639
                                                                             --------             --------

  Cash and cash equivalents at end of period                                 $ 11,289             $  6,805
                                                                             ========             ========
  Supplemental disclosure of cash flow information:

  Cash paid during the period for taxes                                      $     88             $     81
                                                                             ========             ========


 The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:
     Applix is a leading provider of software solutions for front office business applications (FOBA) and decision support environment. Front office business applications include customer relationship management (CRM) and business intelligence applications. The Company offers the following array of solutions: Applix Enterprise, which is the Company's product offering in the CRM market, and Applix TM1, which is the Company's real time multi-dimensional analysis software for business intelligence applications. The Company's decision support family of products includes the following: Applix Office for UNIX, LINUX and Windows/NT; Anyware Office for Java-based desktops; and Applix Anyware, an application development and deployment solution that leverages Java to customize and deploy Applix's full suite of applications.

B. BASIS OF PRESENTATION:
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
     The results of the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

C. COMPUTATION OF NET EARNINGS PER COMMON SHARE
     Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock which consists of stock options.
     The following table sets forth the computations of basic and diluted earnings per share:

(in thousands except per share data)                     Three Months Ended                    Nine Months Ended
                                                    Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                                       1999               1998               1999               1998
  Basic:
     Net income                                      $   847            $   181            $ 1,897            $   578
     Weighted average shares outstanding              10,660             10,225             10,535             10,168
     Net income per common share                     $  0.08            $  0.02            $  0.18            $  0.06

  Assuming Dilution:
     Net income                                      $   847            $   181            $ 1,897            $   578
     Weighted average shares outstanding              10,660             10,225             10,535             10,168
     Net effect of dilutive stock options              1,628                123              1,172                578
                                                     -------            -------            -------            -------
     Total                                            12,288             10,348             11,707             10,746
     Net income per common share                     $  0.07            $  0.02            $  0.16            $  0.05

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

E. COMPREHENSIVE INCOME OR LOSS
     Other comprehensive income or loss includes foreign currency translation adjustments.

                                       Three Months Ended Sept. 30         Nine Months Ended Sept. 30
                                       ---------------------------         --------------------------
                                         1999              1998              1999              1998
                                         ----              ----              ----              ----

  Net income                            $  847            $  181            $1,897            $  578
  Other comprehensive
  income/(loss)                             45                20                25              (391)
                                        ------            ------            ------            ------

  Total comprehensive income            $  892            $  201            $1,922            $  187
                                        ======            ======            ======            ======


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

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. REPORTABLE SEGMENTS
     The Company operates in two business segments which offer different products and services. A summary of the Company's operations by business segment for the three and nine months ended September 30, 1999 and September 30, 1998 is as follows:

  (in thousands)                                               Front Office
                                                                 Business
                                              Applixware*      Applications        Consolidated

  Three months ended Sept 30, 1999
     Revenue                                    3,866             10,700              14,566
     Operating income/(loss)                    1,542               (501)              1,041

  Nine months ended Sept 30, 1999
     Revenue                                   14,751             26,912              41,663
     Operating income/(loss)                    7,452             (5,237)              2,215




  (in thousands)                                               Front Office
                                                                 Business
                                              Applixware*      Applications        Consolidated

  Three months ended Sept 30, 1998
     Revenue                                    4,376              7,638              12,014
     Operating income/(loss)                    2,323             (2,270)                 53

  Nine months ended Sept 30, 1998
     Revenue                                   16,148             20,768              36,916
     Operating income/(loss)                    8,070             (7,907)                163


*Decision support products

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenue increased 21% to $14,566,000, for the quarter ended September 30, 1999 from $12,014,000 for the quarter ended September 30, 1998. Overall, license revenue increased 8% to $8,359,000 for the quarter ended September 30, 1999 from $7,708,000 for the quarter ended September 30, 1998. License revenue from the front office business applications products (FOBA), which consist of Applix Enterprise and Applix TM1 products, increased 20% to $6,598,000 for the quarter ended September 30, 1999 from $5,484,000 for the same period in 1998. Applixware license revenue decreased 21% to $1,760,000 for the quarter ended September 30, 1999 from $2,225,000 for the quarter ended September 30, 1998. Domestic license revenue decreased 25% to $3,184,000 for the quarter ended September 30, 1999 from $4,259,000 for the same period in 1998. International license revenue increased 50% to $5,175,000 for the quarter ended September 30, 1999 from $3,449,000 for the same period in 1998. License revenue in the government sector decreased 25% to $1,198,000 for the quarter ended September 30, 1999 from $1,607,000 for the same period in 1998. Revenue from government customers has fluctuated significantly in the past, and the Company expects the fluctuations to continue. The Company's future operating results will be particularly dependent on the continued acceptance of Applix Enterprise and Applix TM1.
     Service revenue increased 44% to $6,207,000 for the quarter ended September 30, 1999 (or 43% of total revenues) from $4,306,000 (or 36% of total revenues) for the same period in 1998. This increase was due to increased maintenance revenue from the Company's growing customer relationship management (CRM) customer base and the expansion of the Company's consulting service offerings for FOBA products.
     Gross margin decreased to 72% for the three months ended September 30, 1999 from 76% for the same period in 1998. The decrease in gross margin is primarily the result of the quarterly increase in the consulting revenue component of service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue. The Company's future investment in the consulting portion of the business will continue to put downward pressure on the gross margins for the remainder of the year. License revenue gross margin increased to 93% for the quarter ended September 30, 1999 from 89% for the quarter ended September 30, 1998. Service revenue gross margin decreased to 45% for the quarter ended September 30, 1999 from 53% for the same period in 1998.
     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 5% to $5,906,000 for the quarter ended September 30, 1999 from $6,210,000 for the quarter ended September 30, 1998. Selling and marketing expenses decreased as a percentage of total revenue to 41% for the quarter ended September 30, 1999 from 52% for the quarter ended September 30, 1998. The decrease was primarily due to lower costs associated with higher installation work performed by outside developers, decreased spending in marketing programs and lower costs from the consolidation of our North American FOBA sales efforts in the second quarter.
     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 21% to $2,516,000 for the quarter ended September 30, 1999 from $2,084,000 for the quarter ended September 30, 1998 and were 17% of total revenue for the quarter ended September 30, 1999 and 17% of total revenue for the quarter ended September 30, 1998. The increase in total spending is attributable to development efforts associated with the integrating of our CRM products and our business analytics and expanding our internet-based functionality in our FOBA products. Total research and development expenses, including capitalized software costs, increased to $2,718,000, including $202,000 in capitalized software development costs, or 19% of total revenues for the quarter ended September 30, 1999 from $2,265,000, including $181,000 in capitalized software development costs, or 19% of total revenue for the quarter ended September 30, 1998.
     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 31% to $1,089,000 for the quarter ended September 30, 1999 from $831,000 for the same period in 1998, and were 7% of total revenue for both September 30, 1999 and 1998.
     Interest income increased to $304,000 from $235,000 due to more funds available for investments during the three months ended September 30, 1999.
     The Company recorded a provision for income tax for the quarter ended September, 30, 1999 of $498,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax provision of $107,000 at the same effective rate for the same period in 1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenue increased 13% to $41,663,000 for the nine months ended September 30, 1999 from $36,916,000 for the nine months ended September 30, 1998. Overall, license revenue decreased 2% to $24,387,000 for the nine months ended September 30, 1999 from $24,859,000 for the same period in 1998. License revenue from the FOBA products increased 5% to $16,113,000 for the nine months ended September 30, 1999 from $15,399,000 for the nine months ended September 30, 1998. Applixware license revenue decreased 13% to $8,273,000 for the nine months ended September 30, 1999 from $9,461,000 for the nine months ended September 30, 1998. Domestic license revenue decreased 29% to $8,288,000 for the nine months ended September 30, 1999 from $11,649,000 for the same period in 1998. International license revenue increased 22% to $16,099,000 for the nine months ended September 30, 1999 from $13,210,000 in the same period in 1998, resulting primarily from a 59% increase in FOBA revenue. Revenue from the government sector decreased 6% to $3,936,000 for the nine months ended September 30, 1999 from $4,191,000 for the same period in 1998.
     Service revenue increased 43% to $17,276,000 (or 41% of total revenues) from $12,057,000 (or 33% of total revenues) for the same period in 1998. This increase was due to increased maintenance revenue from the Company's growing CRM customer base and the expansion of the Company's consulting service offerings for the front office business application products.
     Gross margin decreased to 73% for the nine months ended September 30, 1999 from 78% for the nine months ended September 30, 1998. The decrease is primarily related to an increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue. License revenue gross margin increased to 93% for the nine months ended September 30, 1999 from 91% for the same period in 1998. Service revenue gross margin decreased to 44% for the nine months ended September 30, 1999 from 50% for the nine months ended September 30, 1998 as a result of the increase in the consulting revenue component of service revenue, which has a significantly lower gross margin.
     Selling and marketing expenses decreased 9% to $17,415,000 for the nine months ended September 30, 1999 from $19,147,000 for the nine months ended September 30, 1998. The decrease was primarily due to decreased staffing which resulted from the consolidation of the sales department as a result of the Company's focus on a combined front office business solutions and on indirect channels. Selling and marketing expenses decreased as a percentage of total revenue to 42% for the nine months ended September 30, 1999 from 52% in the same period in 1998.
     Research and development expenses increased 9% to $7,233,000 for the nine months ended September 30, 1999 from $6,629,000 for the nine months ended September 30, 1998 and decreased slightly as a percentage of total revenue to 17% for the nine months ended September 30, 1999 from 18% for the nine months ended September 30, 1998. Total research and development expenses, including capitalized software development costs, were $7,818,000, including $585,000 in capitalized software costs, or 19% of total revenue for the nine months ended September 30, 1999 and $7,242,000, including $613,000 in capitalized software development costs, or 20% to total revenue for the nine months ended September 30, 1998.

     General and administrative expenses increased 27% to $3,519,000 for the nine months ended September 30, 1999 from $2,775,000 for the same period in 1998, and were 8% of total revenue for the nine months ended September 30, 1999 and 1998.
     Interest income increased to $795,000 from $757,000 due to more funds available for investments during the nine months ended September 30, 1999.
     The Company recorded a tax provision for income tax for the nine months ended September 30, 1999 of $1,113,000 based on the Company's estimated annual effective tax rate of 37%, compared to a tax provision of $342,000 at the same effective rate for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $6,185,000 for the nine months ended September 30, 1999. The components are Net income of $1,897,000,non-cash charges from depreciation and amortization of $1,934,000 and changes in working capital of $2,354,000. As part of the investing activities of the Company, a large portion of the Company's cash and cash equivalents were moved to short term investments because of rising interest rates. The Company purchased $33,979,000 in high-grade commercial paper while having maturities of $21,443,000 during the nine months ended September 30, 1999. The Company purchased property and equipment for upgrades, replacements and additional back-up systems during the period for $864,000 and made continued investments in capitalized software costs of $585,000. The Company generated $1,660,000 in financing activities. The proceeds from the exercise of incentive stock options and stock purchase plans amounted to $1,893,000.
     The Company established a stock repurchase plan in April 1999 where the Board of Directors authorized the repurchase of up to $5 million of the Company's outstanding common stock. These shares can be purchased on the open market at the discretion of management based upon market price, business conditions and other investment alternatives. During the first nine months of 1999, the Company repurchased $145,000 worth of shares.
     As of September 30, 1999, the Company had cash, cash equivalents, and short term investments of $27,866,000 and working capital of $29,021,000.
     The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 1999.
     To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) relating to future events or conditions should be considered forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual operating results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.
     In the several years preceding 1997, the Company derived the majority of its revenue from its Applixware product family; however, Applixware sales have been declining in recent years. The Company expanded its product offerings with the introduction of Applix Enterprise, based on technology acquired in its acquisition of Target Systems Corporation in late 1995, and Applix TM1, acquired through its acquisition of Sinper Corporation in late 1996. In addition, the Company has developed and introduced the Applix Anyware product line, which delivers the functionality of Applixware, Applix TM1 and Applix Enterprise to "thin-client" computing environments (i.e., systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer). The future success of the Company is substantially dependent upon these newer product lines, and there can be no assurance that these new product lines will achieve the sales levels anticipated by the Company. In addition, the short-term financial performance of the Company will be largely contingent on its ability to continue to generate substantial profit from its Applixware product line until its newer product lines achieve greater revenue and profitability, and there can be no assurance that the Company will be able to do so. Moreover, the existence of a number of different product lines presents management, sales and marketing, and product development challenges, and there can be no assurance that the Company will be successful in addressing these challenges.
     The Company's financial performance will also depend significantly on sales of the Applix Enterprise product line, which addresses the CRM market. The Company believes this market is growing rapidly, but the Company is a relatively new entrant into this market and faces intense competition from larger companies such as Clarify, IBM, Onyx Software, Oracle, Remedy Corporation, Siebel Systems, Vantive Corporation, and others.
     The Company's Applix TM1 product line competes with product offerings from Oracle, Hyperion Solutions (formally known as Arbor Software) and Microsoft. This represents a more competitive environment than the Company has historically faced in its UNIX market and will likely result in lower prices and lower gross margins for the Company's products.
     Substantially all of the Applixware licenses sold by the Company are for use on UNIX operating systems. As a result, the Company's financial performance is significantly dependent upon the continued market acceptance of this operating system and continued sales of UNIX-based workstations, particularly by Sun Microsystems. With Microsoft Windows/NT and Windows 98 on the desktop, the Company is now competing directly with vendors of PC software applications such as Corel, IBM, Microsoft, and Star Office Systems (now owned by Sun Microsystems).
     For the Company's Applix TM1 product line, the Company relies significantly on original equipment manufacturers (OEMs) and value added resellers (VARs) to distribute products. The Company's revenue is dependent, among other things, upon the ability of the OEMs and VARs to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. In addition, there can be no assurance that OEMs and VARs currently using the Company's software in their products will continue to use the Company's products and will not select third party's software products to replace those of the Company. Hyperion Solutions, which had been a significant OEM of the Company's TM1 products, has merged with Arbor Software Corporation, and is offering a product using Arbor's OLAP technology and has ceased purchasing the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if the Company's OEMs and VARs are unsuccessful in selling their products or discontinue using the Company's software in their products.
     The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant orders, the timing of new product introductions and upgrades by the Company and its competitors, and the mix of distribution channels through which the products are sold. Revenues are particularly difficult to predict because of the sales cycle of the Company's products, which varies substantially from customer to customer and industry to industry. A majority of the Company's license revenue in a quarter is derived from orders received in the latter half of the quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in that period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels and are difficult to adjust in the short term, and a shortfall in the expected revenue for a particular quarter would therefore have a disproportionate adverse effect on the Company's net income for that quarter.
     Most of the Company's international sales through subsidiaries are denominated in foreign currencies. Accordingly, a decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar revenue received by the Company for its international sales. Due to the number of currencies involved in the Company's international sales and the volatility of foreign currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency translation exposure on intercompany balances for the purpose of mitigating the effect of foreign currency fluctuations. The international portion of the Company's business is also subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, difficulties or delays in translating products into foreign languages, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.
     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions. The participating countries issue sovereign debt exclusively in euros, and have redenominated outstanding sovereign debt. The participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on the "no compulsion, no prohibition" basis. However, conversion rates are no longer computed directly from one legacy currency to another. Instead, a triangular process applies whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency. The currency will be handled in the same manner as other functional currencies.
     License revenue from sales (directly or indirectly) to branches or agencies of the U.S. Government represented approximately 9% , 8%, 21%, and 20% of total license revenue during the first nine months of 1999 and the years ended 1998, 1997, and 1996, respectively. The Company typically derives its government contract revenue from a relatively small number of subcontract awards which tend to be significant in amount for a company of Applix's size. Consequently, the Company's government contract revenue is likely to continue to fluctuate significantly from period to period, and any failure to obtain a particular subcontract award, or any delay on the part of the government agency in making the award or ordering products under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period.

YEAR 2000 ISSUES

     The Company is currently addressing what is commonly referred to as the "Year 2000" problem. Many computer programs and systems recognize dates using two-digit year data (rather than four-digit year data), and therefore may be unable to determine the correct century for the year. Failure to properly recognize and process date information may cause such programs and systems to fail to operate or to operate with erroneous results.
     The Company has created a company-wide Year 2000 plan to identify and resolve Year 2000 issues associated with (i) products and services sold by the Company, (ii) the Company's internal systems and (iii) products and services provided to the Company by third parties.
     The current versions of the Company's products were architected to generally avoid Year 2000 problems. For example, certain of the current versions of the Company's products use 4 character years and / or 32-bit integer internal representation of dates, while others use a sequential dating system that is not affected by the year 2000. To ensure the functionality of these products, the Company has performed code review, testing and function verification. The Company believes that all of the current versions of its products are currently Year 2000 compliant. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the current versions of the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's products, may result in operating problems. In addition, although the Company has notified its customers of the availability of Year 2000 compliant products, certain of the Company's customers are using non-compliant, older versions of the Company's products. The Company is encouraging these customers to migrate to current versions which is covered under maintenance agreements.
     The Company has also evaluated its internal information technology systems for Year 2000 compliance. The Company believes that its principal internal systems, main servers, principal business databases and external payroll services are Year 2000 compliant. With respect to those systems that are not currently Year 2000 compliant, including certain information systems, the Company has completed the identification, planning and procurement phases, and has substantially implemented and tested those systems.
     The Company has completed the investigation of its significant vendors, suppliers, financial service organizations and service providers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. With respect to any third party products which the Company distributes with its products, the Company has sought information from the product manufacturers regarding such products' Year 2000 status, and, when available, has provided a reference to such information on the Company's web site. The Company has directed those customers who use Company products containing third-party products to the respective product manufacturer for detailed Year 2000 status information.
     The Company's Year 2000 compliance efforts have primarily been incorporated into its general product development efforts for new product releases. The Company's additional Year 2000 related expenses, which include identification, code review, testing, and implementation, have not been substantial. The Company's total cost related to the Year 2000 compliance has not been, and is not expected to be, material to the Company's financial position, results of operations, or cash flows.
     The Company currently does not have a contingency plan in the event that any Year 2000 problems arise in any of the Company's products which it believes to be Year 2000 compliant, any of the Company's internal systems or any third party products or services on which the Company relies. The Company intends to develop an alternative plan should such problems arise.
     Although the Company believes that the current versions of its products are Year 2000 compliant, there can be no assurance that one or more of the current versions of the Company's products do not contain Year 2000 problems that could result in a material adverse effect to the Company or to its customers. In addition, the Company does not currently have complete information with regard to Year 2000 compliance of any of its customers. The Company's results of operations could be materially impacted if its customers encounter Year 2000 problems unrelated to the Company's products and services.
     Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware, and software components from different manufacturers, it may be difficult to determine which component in a computer system is a cause of a Year 2000 problem. As a result, the Company may be subjected to Year 2000 lawsuits independent of whether its products and services are Year 2000 compliant. The outcome of any such lawsuits and the impact on the Company cannot be determined at this time.
     The Company believes that completion of its modifications to its internal information technology systems will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications. Any such delays or increased costs could impact the Company's ability to deliver products or services to its customers and could have a material adverse impact on the Company's operations and financial results.
     There can be no assurance that third party suppliers of products that are used by the Company will provide Year 2000 compliant products on a timely basis, or that the Company will be able to procure alternative Year 2000 compliant products. The failure to obtain such products could have a material adverse effect on the Company's operations and financial results.

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


                                        APPLIX, INC.


                                        By: /s/ Edward Terino
                                           -------------------------------------
                                           Edward Terino
                                           Chief Financial Officer



Date: November 15, 1999