Form 10-K405
period 1999-12-31
APPLIX INC /MA/
filed 2000-03-30
CIK 932112

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

   For Annual and Transitional Reports Pursuant to Sections 13 or 15(d) of The
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-25040

                                  APPLIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                             04-2781676
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              112 Turnpike Road, Westboro, Massachusetts 01581-2831
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 870-0300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, $.0025 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     On March 15, 2000, the aggregate market value of Common Stock held by non-affiliates of the registrant was $165,979,000 based on the closing price of the Common Stock on the Nasdaq National Market on March 15, 2000.

     The number of shares of Common Stock outstanding as of March 15, 2000 was 11,246,583.

DOCUMENTS INCORPORATED BY REFERENCE

Document Part                                                                                            Form 10-K
-------------                                                                                            ---------
Definitive Proxy Statement with respect to                                                               Part III
the Annual Meeting of Stockholders to be held on
May 5, 2000 to be filed with the Securities and
Exchange Commission

                                     PART I

     ITEM 1. BUSINESS

GENERAL

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. Applix operates two dedicated business units. The eBusiness Division focuses on enabling customers to automate their front office business operations. The Linux Division is a leading provider of Internet accessible, Linux-based applications and technologies, and is a leading provider of open source auction services and collaborative open source software content.

INDUSTRY BACKGROUND

EBUSINESS DIVISION

     As the economic environment faced by companies world-wide becomes more competitive, the manner in which an organization conducts business and interacts with its customers through the Internet has become an increasingly more important part of remaining competitive. Providing high quality Internet-based customer service and developing a high sense of loyalty in its client base have become significant factors in customer retention. Furthermore, in order to compete effectively in this increasingly service-oriented market, companies are now being required to implement integrated customer-facing and employee-facing systems to facilitate customer service and retain customers. Therefore, organizations all around the world are beginning to focus on their information infrastructures to obtain a better understanding of their customers' behavior, buying patterns and service objectives. In addition to tracking customer-related events, organizations need to be able to manage and analyze sales, marketing, and financial implications of customer activities on a real-time basis. Companies need immediate access to such information as customer profitability and the overall effectiveness of channel and marketing programs. Applix's eBusiness line of front office business applications delivers these solutions, allowing companies to establish collaborative communities for business planning through customer engagement and fulfillment.

LINUX DIVISION

     As Linux operating systems gain market share, the demand for Linux-based applications will increase. It is anticipated that the operating system's role will evolve and become a platform on which necessary applications will run, whether the solution is an Apache web server, email engine, corporate desktop or application service provider ("ASP"). As the growth of Linux continues, the importance of the specific applications that can be deployed on Linux systems and the solutions they provide will increase. Open source software, which permits customers to inspect, modify and copy source code, presents a real challenge for traditional software companies. The new paradigm in the software market created by Linux and open source will encourage more service revenue (enhancing, fixing, and supporting open source software) and less license revenue. The Company believes only those products that are unique or clearly superior to their open source alternatives will survive. The most profitable companies will be those that use open source to encourage a universe of solutions built on and around their own software or hardware platforms, and those that provide Internet services which facilitate open source development and support processes within the community of corporate and individual software users.

     In 1998, shipments of Linux servers grew nearly 200%, claiming roughly 17% of total server shipments. This market share is equivalent to the market share of all other versions of Unix combined. For the next several years, Linux should continue to be one of the fastest growing server operating systems in this sector. Its acceptance as the platform of choice for the Internet has pushed its usage to slightly above 31% of the current Internet hosts with the potential to capture over 50% of this market over the next few years.

     During the 1990s, client/server PC computing was introduced as a cost-effective alternative to proprietary mainframe systems and centralized computing. As we enter the next decade, the advent of the web and the power of networked communities are bringing back the value model to centralized computing. The web avoids the difficulties and expense of licensing, installing, and maintaining applications on individual PCs across a network, by allowing ASP's to provide applications on a central server.

     Internet based services, such as those provided by ASP's, will continue to supplant traditional software applications in the coming decade. This nascent ASP market is expected to grow to over $2 billion by 2003. This shift towards web-hosted applications and open source development will present a significant challenge for existing software companies who rely primarily on licensing revenues. Conversely, we believe this trend presents tremendous opportunities for ASP and open source companies in the next several years.

     The penetration of the Linux operating system into the desktop market, although slow in the United States relative to the rest of the world, is experiencing significant progress in international markets. Internationally, the growth of Linux has been driven by its speed, open source characteristics and cost. These factors and others have led some governments, including China, Brazil and Argentina, to select Linux as the only viable operating system on which to run public operations. For the next few years, the Company believes the growth in the Linux corporate and desktop markets will emanate predominantly from international markets, where huge steps are being made towards Linux.

EBUSINESS PRODUCTS

Applix iEnterprise

     Applix iEnterprise is a suite of internet-architected, eBusiness solutions that can be easily customized and rapidly deployed. Applix iEnterprise products are based on an architecture called Enterprise Solutions Platform (ESP), which provides the following benefits:

     - INTERNET-ARCHITECTED. The architected platform employs a "thin-client" technology and a multi-tier server architecture to provide scalability, deployability and a lower total cost of ownership.

     - RAPID CUSTOMIZATION AND DEPLOYMENT. The ESP foundation enables eBusiness applications to be customized easily, thereby providing customers with the ability to adapt the application to their specific requirements and deploy the applications rapidly.

     - INTEGRATION. The Applix eBusiness applications have a common database permitting all departments and personnel to access the same customer data ensuring the consistency and integrity of the data across all work groups.

     - CONFIGURABILITY. The applications can be easily configured to adapt to the unique processes of an organization or department.

Applix iEnterprise consists of the following modules:

     APPLIX ICUSTOMERCOMMUNITY is a web-based solution that allows eBusinesses to deliver a professional level of service to their entire value-chain, including their customers and partners. The new web-based approach lets organizations establish virtual communities without the cost and time investment needed to build an eBusiness infrastructure. Organizations can plug-in to a world-class website that is secure and personalized. eBusinesses can establish their own branding label and customize the options to meet their business requirements. The site provides benefits to the entire value-chain by enabling knowledge sharing and communication. iCustomerCommunity.com brings together all the collaborative pieces that make each connection with the eBusiness world unique. Its `cascading' architecture lets a top-level organization host eBusiness for its partners and customers, and in turn partners can host eBusiness for their partners and customers. Whether sharing ideas with employees, engaging in forums with customers and partners, or searching a knowledge base to read up on product information, it can all be done through iCustomerCommunity.com. Users can access critical business information from a single point through customer-facing applications and tools. Companies can create profiles based on the needs of their customers, partners and employees, allowing interaction on a more personalized basis. Partners are able to offer a variety of benefits to their customers, from the ability to log inquiries and product requests, to allowing customer interaction in forums and discussions. All of which can be regulated so that access can be restricted to a specific community, or be expanded to allow for wider discussions across the Web.

     APPLIX ITM1 is the premier OLAP application on the market today. For over 15 years, iTM1 has been the leading multi-dimensional database for highly complex business and financial analytical applications. iTM1's highly scalable, real-time processing is the technology key to business management and analysis. Using real-time modeling deployed with iTM1.web, companies can predict future needs and requirements through a web-based browser. With in-depth analysis, companies can better understand financial and operational performance and customer behavioral patterns and lifecycles. iTM1.web includes a powerful Java client, which enables users to perform data analysis via the Internet, intranet and extranet. With iTM1.web, users can drill through multidimensional cubes of data and display the information in a browser window or export it to a spreadsheet. iTM1.web can also drill up/down directly on the graph, drag and drop to pivot, filter, sort, hide rows/columns, calculate, and create and share reports - all with the click of a button. The solution architecture requires a web server and web client for scalability in both Internet and Intranet environments. iTM1.web runs organization-wide and on virtually any client platform. iTM1.web offers a fully customizable script API that enables the integration of iTM1.web directly into service offerings with minimal effort.

     APPLIX ISALES is a sales automation solution that enables companies to manage every phase of their sales cycle -- from initial lead generation through qualification, close and fulfillment. Applix iSales enables users to perform functions such as lead tracking, forecasting, quote generation and account management.

     APPLIX ISERVICE is an application for service departments. It offers resource allocation and auto-assignment features for the management of requests received via telephone, the Internet, email and fax; maintains information about customer calls, resolutions, escalation status, and notifications; provides customer feedback on product performance, function and features directly to an organization's product development and quality assurance departments; and displays customer history so customer service representatives are always informed and ready to answer questions. Applix iService allows customers of an organization to use the Internet to report problems and access information to assist them in solving problems.

     APPLIX IHELPDESK is an enterprise-wide incident management system which helps manage customer problems, from initial log-in through resource allocation, escalation, modification and resolution. The Applix Quicksolve resolution technology allows users to search multiple databases simultaneously. Like Applix iService, Applix iHelpDesk enables an organization to collect problems and access solutions, and it also provides feedback on product performance, function and features directly to an organization's product development and quality assurance departments.

     The list price of Applix iSales and Applix iService bundles are $24,995 each and Applix iHelpDesk is $14,995. The bundles come with five-user licenses and additional concurrent licenses are available at a suggested price of $1,995 each. The suggested price of licenses for the third-party applications used with the above range from $100 per concurrent user to $750 per concurrent user. Volume discounts are available.

LINUX PRODUCTS

APPLIXWARE

     The Applixware product family is a comprehensive set of Linux / open source based applications and technologies that enable users to solve problems, whether they need powerful desktop productivity applications or access to data from databases or other information sources, or need to interface between powerful customizable database applications and office suite based client workstations. The Applixware set of applications can also be used by customers as a platform for creating specific, customized, Linux-based applications.

     APPLIXWARE OFFICE is a complete set of platform-neutral productivity tools, development environment and real-time data gateways designed to create documents and solve problems. Whether you're trying to write the perfect proposal, create a dynamically updating report from the corporate database, view real-time stock information or build a custom application that automatically keeps everyone in the loop, Applixware Office provides solution. Applixware can be accessed directly on the desktop, through a server, through the Internet or via an ASP through the Company's Anyware technology. Applixware can be used in multiple operating system environments. Applixware Office includes the following applications:

     - APPLIX WORDS provides the speed and power needed in a word processing application. Applix Words can create rich documents with tables, hyperlinks and embedded equations, and includes Words' international dictionary, thesaurus and spell-check. Applix Words comes complete with filters for the most popular word processing applications including Microsoft Word and Corel WordPerfect. Applix Words has the features needed for simple word-processing or full-scale desktop publishing and is fully email and Internet enabled, as well as integrated with the other Applixware applications.

     - APPLIX SPREADSHEETS has over 200 built-in functions and is an ideal tool for home finance or office use. Applix Spreadsheets can be used to access and analyze data relational databases or real-time data. Through Applix Spreadsheets, one can easily create charts, live link them to other spreadsheets and watch them automatically update as data changes. Applix Spreadsheets use the Applixware ELF programming language to create custom applications utilizing the Applix Spreadsheets features and functions. The Applix Spreadsheets filters can be used to share information with Microsoft Excel and Lotus 1-2-3 users.

     - APPLIX GRAPHICS allows users to create, edit and customize graphics. This easy-to-use graphics editor enables a user to create graphics for documents and web sites, or import images and customize them with "down to the pixel" editing. A full set of drawing and editing tools completes the set of tool to make Applix Graphics a fully functional graphics application.

     - APPLIX PRESENTS uses all the functions of Applix Graphics to enable the user to create presentations using professionally designed backgrounds and multimedia integration. Applix Presents allows the user to Incorporate Applix Words, Spreadsheets and Data documents into a presentation at the click of a button. Import and export filters allow Applix Presents to share presentations with others using Microsoft PowerPoint.

     - APPLIX MAIL allows the user to read, organize and send emails, send documents as email attachments from any Applixware application, share folders with other Applix Mail users and launch both Applixware and other applications to handle attachments.

     All Applixware applications are equipped with filters that allow the import and export of files from and to other leading office applications and languages including MS Word, Word Perfect, Lotus 1-2-3, HTML, RTF and others.

     The list price of Applixware for Linux is $99 per user, with upgrades available for $79 per user. Volume discounts are available. The list prices of licenses for Applixware modules for Unix include $695 for Applix Words, $695 for Applix Spreadsheets, $695 for Applix Office Bundle and $195 to $995 for other module licenses.

     ANYWARE OFFICE is a fully featured, "thin-client" version of Applix Office. We believe Applix Anyware Office is the first and most complete Java-based desktop productivity solution. It allows for any Java-enabled browser, such as Netscape Navigator, Netscape Communicator, Microsoft Internet Explorer, or any Java-aware operating system (like Sun's JavaOS) to run Anyware Office from any Internet accessible location, regardless of whether or not the terminal has Applixware or a Linux OS installed. This allows users to share documents with co-workers around the world, remotely access email, work on documents left on an office machine from the road, access a corporate database or submit an expense report while away from the office. Anyware Office features the same desktop productivity tools as Applixware Office and is a fully integrated, cross-platform suite that offers a true Java-based thin-client alternative that is ideal for both intranet and Internet applications.

      The list price of licenses for Applix Anyware modules is $2,495 for Anyware Innovators Workbench, $295 for Anyware Office, $195 for Anyware Web Data Gateway and $995 for Anyware Web Real Time Gateway, with volume discounts available.

INTERNATIONAL APPLICATIONS

     In addition to the standard English version of Applixware and Anyware Office applications, the Company is currently working on Chinese and Spanish version of both offerings, and has plans to develop French and German versions. The development of these versions will facilitate the Company's further expansion internationally, where the smaller memory requirements and the increased speed of Linux-based applications is ideally suited for reduced system costs and the higher acceptance of "thin client" and distributed computing.

WEB SITES

     Two of the Company's websites, Cosource.com and SmartBeak.com, are leading collaborative and community Linux websites. Cosource.com provides the essential components of a fully enabled e-commerce solution that has the ability to facilitate open source development and support on a global basis. SmartBeak.com is a destination site that provides an open exchange among programmers and keeps an open log of bugs and solutions. In addition, Cosource.com and SmartBeak.com allow the Linux division to supplement its leading-edge applications by enabling the cost-effective development of open source applications and services over the Internet.

     Cosource.com is a collaborative reverse-auction web site that acts as a market maker between consumers and developers of open source software. Cosource.com has pioneered this kind of service, which was ranked number 4 on Red Herring's top 10 trends for 2000. US organizations spent $180 billion on contract and salaried software development in 1998. Much of this expense results from duplicate efforts between projects and failure to re-use components, especially between clients that have the same programming needs, but are unaware of other client's needs. Using the Cosource.com web service, companies can identify common software needs, components, and applications, and work together to share the cost development. Programmers can then bid on specific projects through the Internet and provide solutions through the site. The result is greater overall innovation at lower cost. Cosource.com charges a hosting fee of approximately 15% for every project transaction effected over its site.

     SmartBeak.com, "The Open Source of Knowledge," gives developers and users a centralized knowledge base and bug tracking system with advanced collaboration features, all in one place. Users use BeakSeek to search a knowledge base made up of a database of FAQs, documents and links, using various criteria to target their questions. If BeakSeek cannot find a resolution for your problem, you can create a problem report. Using SmartBeak.com's advanced workflow engine, open source developers can access these problem reports, assess the importance of an issue, escalate it appropriately and assign the resolution to the right developer in their organization and respond to the user. Message boards bring users and developers together so that all of the information needed to fix the problem can be provided. My SmartBeak gives users a personalized web site that can be customized to show a list of interest items and a list of their outstanding and resolved issues.

MARKETING AND SALES

EBUSINESS DIVISION

     The Company focuses its marketing efforts for its internet customer relationship management iEnterprise products on growing, start-ups and Global 1000 companies that emphasize customer service and enhancing customer relations. The Company has traditionally focused its marketing efforts for its iEnterprise products on five industry sectors: financial services, manufacturing/engineering, telecommunications, healthcare and the federal government. A key part of the Company's marketing strategy is to emphasize its internet-architected product capabilities, rapid deployment and lower total cost of ownership.

     An important part of the Company's sales and marketing strategy is to continue to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This can assist the Company in penetrating both new accounts within its existing markets and into new market segments.

     The iEnterprise products are sold primarily though a direct sales force and a network of value added resellers (VARs). The Company's sales teams operate out of the Company's offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, France, Germany, Canada, The Netherlands and Singapore. These efforts are supplemented both domestically and abroad with support from strategic marketing partners and resellers such as Computer Data Systems, the Interchange Group, Unihold Technologies and Sharp Systems. While the sales cycle for iEnterprise products varies substantially from customer to customer, it traditionally requires six to nine months.

          Applix iTM1 products are sold primarily through original equipment manufacturers (OEMs) and a network of VARs, including JBA Software, IQ Software, Dimension Data, Armstrong-Laing and Revelwood. The efforts of the VARs and OEMs are supplemented by the Company's own major account-oriented sales team. The sales cycle for Applix iTM1 products varies from customer to customer, but is traditionally three to six months.

LINUX DIVISION

     The Company's family of Applixware products are sold primarily through VARs such as Loral Federal Systems. Applixware for Linux is also sold directly through the Company's e-commerce site, as well as on a more global basis, through a wide range of strategic relationships with other leading Linux companies, including SuSe, Redhat, VA Linux and Andover.net. Through these relationships the Company has sold its products around the world and enjoys a global presence.

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

CUSTOMER TRAINING, SUPPORT AND CONSULTING SERVICES

EBUSINESS DIVISION

     The Company believes that superior consulting services and customer support is a critical part of the Company's sales and marketing efforts, particularly in the iEnterprise market. Many of the Company's customers use the Company's products to develop and support "mission critical" applications, and the Company recognizes that quality training, support and consulting services are therefore especially important to its customers.

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

     Customers may choose from a variety of maintenance plans for a fixed annual fee that is generally 18% of the license fee for covered products. Included in maintenance plans are free product upgrades and interim fixes to reported problems. In 1999, maintenance accounted for approximately 42% of the eBusiness division's service revenue.

LINUX DIVISION

         The Company offers two types of support for the Linux products. The first level of support is available through the SmartBeak web site and offers a free service through customer support engineers who monitor the site. The user community of the site will also supply information to other users. Help-desk support can also be purchased on a per call basis in increments of $45 to $90 based on the type of support.

RESEARCH AND DEVELOPMENT

EBUSINESS DIVISION

     The Company believes strongly that the path to success for its eBusiness Division is predicated upon constantly being at the forefront of the marketplace with regards to technology and product innovation. With a strong commitment to the future, the eBusiness Division has consistently invested in research and development. In 1999, the eBusiness Division spent over $7.6 million on research and development (including capitalized software development costs), an increase of over 19% from 1998.

LINUX DIVISION

     The Company believes that the future success of the Linux Division will depend upon its ability to continue to enhance and broaden its product lines. The Linux Division's research and development expenses (including capitalized software development costs) in 1998 and 1999 were $3,096,000 and $3,189,000, respectively. Capitalized software development costs are amortized over the estimated life of the product (generally one-year) and amounts amortized are included in the cost of license revenue.

COMPETITION

     The market for the Company's products is highly competitive and subject to rapid change. The Company faces competition from product offerings of other companies, as well as customers' internal development efforts.

     In the front office business applications market, the Company's iEnterprise products compete principally with products from Silknet, Clarify, IBM, Onyx Software, Oracle, Remedy, Siebel Systems and Vantive; and the other eBusiness products compete principally with products from Hyperion Solutions, Oracle and Microsoft. The Linux family of products competes with offerings from Corel, IBM, Microsoft and Sun (Star Office).

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

EMPLOYEES

         As of December 31, 1999, the Company had 323 employees, including 49 in sales and marketing, 37 in customer services/support, 86 in product development, 32 in finance, administration and facilities, and 119 in the Company's international subsidiaries. The Company has 253 employees in the eBusiness Division and 70 employees in the Linux Division. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of all executive officers of the Company.

Name                             Age      Position
----                             ---      --------

Jitendra S. Saxena               54       Chairman, President and  Chief Executive Officer


Edward Terino                    46       Senior Vice President, Chief Financial Officer and Treasurer


Alan Goldsworthy                 51       President - eBusiness Division


Bernie Thompson                  28       President - Linux Division


Craig Cervo                      53       Vice President, Product Development


Barry M. Zane                    44       Vice President, Technology

     Mr. Saxena, a founder of the Company, has been Chief Executive Officer and a director of the Company since its inception in 1983. Mr. Saxena has served as Chairman of the Company since April 1997. He served as its President from its inception until April 1997 and again from July 1999 to the present.

     Mr. Terino joined the Company in April 1999 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining Applix, Mr. Terino was the Chief Financial Officer, Treasurer and Secretary at Celerity Solutions, Inc., a supply chain management software developer, from 1996 to 1999. From 1985 to 1996, Mr. Terino held several senior financial management positions with Houghton Mifflin Company, including Corporate Vice President of Finance, Planning and Operations for Educational Publishing and Corporate Controller.

     Mr. Goldsworthy joined Applix in January 2000 as President, eBusiness Division. Prior to joining the Company, he served as Executive Vice President and then Chief Executive Officer of CMI-Competitive Solutions, Inc. ("CSI"), a provider of enterprise resource planning (ERP) solutions from September 1996 to December 1999. Prior to CSI, Mr. Goldsworthy worked from 1981 to 1996 at Digital Equipment Corporation, holding various sales, marketing, and operational management positions.

     Mr. Thompson joined Applix in December 1999 and became President, Linux Division in January 2000. From July 1998 through December 1999, Mr. Thompson was founder, CEO and Chairman of Cosource.com, which was acquired by Applix in 1999. From 1995 to 1998, he served as a Senior Software Engineer at S3, Inc.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET PRICE AND DIVIDENDS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "APLX".

     The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported on the Nasdaq National Market between January 1, 1998 and December 31, 1999.

         Quarter Ended                      High                         Low
         -------------                      ----                         ---

         March 31, 1998                     7 1/16                      4 13/16


         June 30, 1998                      7                           3 1/2


         September 30, 1998                 4 1/4                       2 1/16


         December 31, 1998                  5 1/2                       2


         March 31, 1999                     7                           3 13/16


         June 30, 1999                      9 1/8                       3 15/16


         September 30, 1999                 24 11/16                    7  3/4


         December 31, 1999                  26 11/16                    9  5/8


     The number of holders of record of the Common Stock on March 15, 2000 was 197.

     On December 10, 1999, Applix completed the acquisition of Veriteam, Inc. (d/b/a Cosource.com or Cosource). As part of the consideration for this acquisition, Applix issued an aggregate of 148,571 restricted shares of Common Stock to the former stockholders of Cosource. No underwriters were involved in this issuance of securities. The issuance was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in
Section 4(2) thereof relative to transactions by an issuer not involving any public offering or the rules and regulation thereunder.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2000 (the "2000 Proxy Statement") in the sections entitled "Election of Directors" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is contained in the 2000 Proxy Statement in the sections entitled "Election of Directors - Compensation of Directors" and "Executive Compensation", which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 2000 Proxy Statement in the section entitled "Beneficial Ownership of Voting Stock", which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Consolidated Financial Statements.

     1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

               Report of Independent Accountants.

               Consolidated Balance Sheets as of December 31, 1998 and 1999.

               Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

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

                    10.5 -- 2000 Director Stock Option Plan.

                    21.1 -- Subsidiaries of the Registrant.

                    23.1 -- Consent of PricewaterhouseCoopers LLP

                    27.1 -- Financial Data Schedule.

     The Company filed no Reports on Form 8-K during the last quarter of the period covered by this report.

---------------------------
     * Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

     ** Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

     +    Management contract or compensatory plan.

          (b)  Reports on Form 8-K.

               The Company filed no reports on Form 8-k during the first quarter of the period covered by this report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 30, 2000 by the undersigned, thereunto duly authorized.


                                         APPLIX, INC.


                                         By: /s/ Jitendra Saxena
                                             ---------------------------
                                             Jitendra Saxena

                                             Chairman, President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                       Title                                 Date

/s/ Jitendra Saxena
----------------------------                Chairman and Chief Executive        March 30, 2000
Jitendra S. Saxena                          Officer and Director
                                            (Principal executive officer)
/s/ Edward Terino
----------------------------                Senior Vice President,              March 30, 2000
Edward Terino                               Chief Financial Officer and
                                            Treasurer (Principal financial officer)
/s/ Paul J. Ferri
----------------------------                Director                            March 30, 2000
Paul J. Ferri

/s/ Alain J. Hanover
----------------------------                Director                            March 30, 2000
Alain J. Hanover

/s/ David C. Mahoney
----------------------------                Director                            March 30, 2000
David C. Mahoney


                                                                       EXHIBIT A

                                  APPLIX, INC.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------
For the years ended December 31,                    1999         1998         1997          1996          1995
(In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS  DATA

   Total revenue                                  $ 55,841     $ 50,180     $ 48,498      $ 51,237      $ 32,343

   Operating income (loss)                           2,651          873       (1,606)          507          (662)

   Net income (loss)                                 2,380        1,187         (404)       (2,636)          664

PER SHARE DATA

   Basic earnings (loss) per share                $   0.22     $   0.12     $  (0.04)     $  (0.27)     $   0.07

   Diluted earnings (loss) per share              $   0.20     $   0.11     $  (0.04)     $  (0.27)     $   0.07

Weighted average number of shares
 outstanding

   Basic                                            10,625       10,191        9,988         9,611         9,121

   Diluted                                          12,016       10,699        9,988         9,611        10,055


-----------------------------------------------------------------------------------------------------------------
As of December 31, (in thousands)                   1999         1998         1997          1996          1995
-----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Cash, cash equivalents and
 short-term investments                           $ 25,476     $ 21,445     $ 21,368      $ 19,882      $ 25,380
Working capital                                     28,455       24,866       22,632        21,124        18,242
Total assets                                        54,681       45,613       44,365        44,514        39,498
Notes payable                                        1,080           --           --            --            --
Total stockholders' equity                          35,713       29,575       27,987        27,400        21,351
-----------------------------------------------------------------------------------------------------------------

                                                                       EXHIBIT B

                                  APPLIX, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

     The Company was incorporated in 1983 to develop and market software applications for the workstation market. In 1986, the Company introduced Alis, its first office automation product, which accounted for substantially all of the Company's revenue through 1990. Alis was replaced in 1991 by the Aster*x product family, which represented the next generation of UNIX applications and tools. In September 1993, the Company introduced its Applixware suite of desktop and development tools for accessing, analyzing and communicating information in real time, to replace the Company's Aster*x product family, on which it was based.

     In October 1995, the Company acquired Target Systems Corporation, which develops and markets customer interaction software, in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1995, the Company's operating results have included the operating results of Target Systems.

     In October 1996, the Company acquired Sinper Corporation, doing business under the name iTM1, which develops and markets software used for on-line analytical processing (OLAP), in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1996, the Company's operating results have included the operating results of Sinper Corporation.

     These two acquisitions enabled Applix to expand its product offerings to include front office business applications. The eBusiness Division focuses on front office business applications which include Applix iEnterprise, the Company's offering in the customer relationship management (CRM) market and Applix iTM1, the Company's real time multi-dimensional analysis software for business intelligence applications.

     The other addition to the Applix product family was the introduction in 1996 of the Applix Anyware product line, an application development and deployment solution that leverages Java to customize and deploy Applixware's full suite of applications. Applix Anyware delivers the functionality of Applixware, Applix iTM1 and Applix iEnterprise to "thin-client" computing environments (i.e. systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer).

     The Company acquired Cosource.com in December 1999 to expand our Linux Division into Internet accessibility and in a collaborative open source software web environment, in a transaction accounted for under the purchase method of accounting. Beginning December 11, 1999, the Company's operating results have included the operating results of Cosource.com.

     Approximately 66% of 1999 revenues were from eBusiness Division (Applix iEnterprise and Applix iTM1) and 34% were from the Linux Division (Applixware and Linux family of products).

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data of the Company as a percentage of total revenue.

                                             FOR THREE YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                            1999            1998            1997

License revenue                             57.8%           66.6%           69.2%
Service revenue                             42.2            33.4            30.8
                                           -----           -----           -----
     Total revenue                         100.0           100.0           100.0
Cost of license revenue                      3.8             5.4             6.3
Cost of service revenue                     24.0            16.9            14.0
                                           -----           -----           -----
     Gross margin                           72.2            77.7            79.7

Operating expenses
     Selling and marketing                  41.6            51.2            57.2
     Research and development               17.9            17.4            17.9
     General and administrative              8.0             7.3             7.9
                                           -----           -----           -----

     Total operating expenses               67.5            75.9            83.0
                                           -----           -----           -----

Operating income (loss)                      4.7             1.8            (3.3)

Interest income - net                        2.1             2.0             2.0
Income taxes (benefit)                       2.5             1.4            (0.5)
                                           -----           -----           -----
Net income (loss)                            4.3%            2.4%           (0.8)%


YEAR ENDED DECEMBER 31, 1999

COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total revenue increased to $55,841,000 in 1999 from $50,180,000 in 1998. License revenue in 1999 of $32,238,000 was approximately level with 1998 at $33,431,000. License revenue from the eBusiness Division increased 2% to $21,671,000 (or 67% of total license revenue) from $21,153,000 (or 63% of total license revenue) in 1998. Domestic license revenue decreased 19% to $11,338,000 from $13,907,000 in 1998. Domestic license revenue declined in 1999 primarily due to Applixware license revenue declining 27% to $4,152,000 in 1999 from $5,651,000 in 1998. License revenue in the government sector increased 3% to $2,894,000 in 1999 from $2,812,000 in 1998. Revenue in the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. International license revenue increased 7% to $20,900,000 in 1999 from $19,524,000 in 1998 due to continued demand for the Company's products in the international marketplace and to an expanded international presence offset by a decrease in Applixware license revenue of 14% to $10,570,000 (or 33% of total license revenue) from $12,279,000 (or 37% of total license revenue) in 1998. The Company's future operating results will be particularly dependent on the increased acceptance of Applix iEnterprise and Applix iTM1. The Company's three largest customers (including resellers) comprised a total of 8% of total license revenue during 1999 and 12% of total license revenue in 1998, although two of the largest customers were different in these two years.

     Service revenue increased 41% to $23,603,000 (or 42% of total revenue) in 1999 from $16,749,000 (or 33% of total revenue) in 1998. This increase was due to increased maintenance revenue from eBusiness Division as well as a continued emphasis by the Company on selling training and consulting services for these products. The Company expects service revenue to decline slightly as a proportion of total revenue.

     Gross margin decreased to 72% in 1999 from 78% in 1998. License revenue gross margin increased to 93% in 1999 from 92% in 1998 due to the reduction of documentation and operations support expense, which was partially offset by an increase in royalty costs. The increase in royalty expense was due to higher royalty costs associated with Applix iTM1, which was partially offset by a decline in Applixware royalties. Service revenue gross margin decreased to 43% in 1999 from 49% in 1998, due to an increase in the number of support employees servicing the growing customer base and the cost of outside consultants used for the Applix iEnterprise product line. The increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue also contributed to the decrease in gross margin.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 10% to $23,208,000 in 1999 from $25,719,000 in 1998. Selling and marketing expenses decreased as a percentage of total revenue to 42% from 51% in 1998. The expense decrease was primarily due to decreased staffing for the Applixware product lines, but partially offset by increased marketing in the eBusiness product lines. The Company expects to increase its investment in marketing activities toward the eBusiness and Linux sectors.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 15% to $9,985,000 in 1999 from $8,709,000 in 1998, increasing as a percentage of total revenue to 18% from 17% in 1998. The increase was related to the investment in product development for Linux and eBusiness. Total research and development expenditures were $10,769,000, including $784,000 in capitalized software development costs, or 19% of total revenue, in 1999 and $9,492,000, including $783,000 in capitalized software development costs, or 19% of total revenue in 1998.

     General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions, increased 22% to $4,485,000 in 1999 from $3,677,000 in 1998, and increased slightly as a percentage of total revenue between these years to 8% from 7%. The increase in expenses was primarily due to the increase in staffing levels, recruiting costs and additional facilities costs.

     Net interest income increased to $1,126,000 in 1999 from $1,013,000 in 1998 due to slightly higher interest rates and slightly higher cash balances available for investments during 1999.

     The Company provided for income taxes at a rate of 37% for 1999.

YEAR ENDED DECEMBER 31, 1998

COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total revenue increased to $50,180,000 in 1998 from $48,498,000 in 1997. License revenue in 1998 of $33,431,000 was approximately level with 1997 at $33,577,000. License revenue from the front office business applications products, which consist of Applix Enterprise and Applix iTM1, increased 26% to $21,153,000 (or 63% of total license revenue) from $16,825,000 (or 50% of total license revenue) in 1997. Domestic license revenue decreased 28% to $13,907,000 from $19,195,000 in 1997. Domestic license revenue declined in 1998 primarily due to Applixware license revenue in the government sector declining 72% to $1,698,000 in 1998 from $5,990,000 in 1997. Revenue in the government sector has fluctuated significantly in the past, and the Company expects fluctuations to continue. International license revenue increased 36% to $19,524,000 in 1998 from $14,382,000 in 1997 due to continued demand for the Company's products in the international marketplace and to an expanded international presence. Applixware license revenue decreased by 27% to $12,279,000 (or 37% of total license revenue) from $16,752,000 (or 50% of total license revenue) in 1997. The Company's three largest customers (including resellers) comprised 12% of total license revenue during 1998 and 16% of total license revenue in 1997, although one of the largest customers was different in these two years.

     Service revenue increased 12% to $16,749,000 (or 33% of total revenue) in 1998 from $14,921,000 (or 31% of total revenue) in 1997. This increase was due to increased maintenance revenue from Applix Enterprise and Applix iTM1 as well as a continued emphasis by the Company on selling training and consulting services for these products.

     Gross margin decreased to 78% in 1998 from 80% in 1997. License revenue gross margin increased to 92% in 1998 from 91% in 1997 due to the reduction of documentation and operations support expense, which was partially offset by an increase in royalty costs. The increase in royalty expense was due to higher royalty costs associated with Applix iTM1, which was partially offset by a decline in Applixware royalties. Service revenue gross margin decreased to 49% in 1998 from 54% in 1997, due to an increase in the number of support employees servicing the growing customer base and the cost of outside consultants used for the Applix Enterprise product line. The increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue also contributed to the decrease in gross margin.

     Selling and marketing expenses decreased 7% to $25,719,000 in 1998 from $27,753,000 in 1997. Selling and marketing expenses decreased as a percentage of total revenue to 51% from 57% in 1997. The expense decrease was primarily due to decreased staffing for the Applixware and Applix Enterprise product lines, but partially offset by increased marketing in the Applix Enterprise and Applix iTM1 product lines.

     Research and development expenses increased 1% to $8,709,000 in 1998 from $8,661,000 in 1997, decreasing as a percentage of total revenue to 17% from 18% in 1997. Total research and development expenditures were $9,492,000, including $783,000 in capitalized software development costs, or 19% of total revenue, in 1998 and $9,476,000, including $815,000 in capitalized software development costs, or 20% of total revenue in 1997.

     General and administrative expenses decreased 4% to $3,677,000 in 1998 from $3,838,000 in 1997, and decreased as a percentage of total revenue between these years to 7% from 8%. The decrease in expenses was primarily due to the change in staffing levels and the decrease in related expenses.

     Net interest income increased to $1,013,000 in 1998 from $973,000 in 1997 due to slightly higher interest rates and slightly higher cash balances available for investments during the current year.

     The Company provided for income taxes at a rate of 37% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated cash from operations in each of the last three years. In 1999, the Company generated $4,723,000 from operating activities, which was primarily the result of net income of $2,380,000, non-cash depreciation and amortization expense of $2,495,000, and an increase in operating assets and liabilities of $254,000. The increases were partially offset by a deferred tax asset increase of $406,000. Cash used in investing activities totalled $14,805,000 because of a movement of cash into longer term maturities in commercial paper. The change was comprised primarily of purchases of short-term investments in the amount of $41,000,000, which were partially offset by maturities of short-term investments in the amount of $29,885,000. Additional investing activities included the purchase of fixed assets in the amount of $1,709,000, funding of software development capitalized and an investment of $1,250,000 in a software distributor. Financing activities provided cash of $3,084,000, comprised primarily of proceeds from exercise of incentive stock options and purchases under the employee stock purchase plan of $3,346,000 and partially offset by the payment of capital lease obligations of $118,000 and the repurchase of the Company's common stock in the amount of $144,000.

     As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $25,476,000 and working capital of $28,455,000.

     The Company has no commitments or specific plans for any significant capital expenditures during 2000.

     The Company believes that funds currently available and funds expected to be generated from operations will be sufficient to fund the Company's operations for at least the next 12 months.

     To date, inflation has not had a material adverse effect on the Company's operating results.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company will adopt SAB 101 effective in the second quarter of 2000 and we are presently determining the effect it will have on our financial statements, but management does not believe the effect will be material.

RISK FACTORS

     An investment in our shares is extremely risky. This section describes some of the risk factors involved in purchasing our common stock. You should carefully consider the following factors, in addition to the other information presented in this report, in evaluating us and our business. Any of the following risks could seriously harm our business and cause the trading price of our common stock to decline.

RISK FACTORS RELATED TO APPLIX, INC.

Our attempt to spin off our Linux Division may be very costly, may be unsuccessful, or may have a material negative effect on our operations and stock price.

     On January 25, 2000, we announced plans to establish the operations of our Linux Division as a separate subsidiary and to raise capital through a private placement. As a result, the Linux Division would become an independent company. Planning and implementing the separation of the Linux Division from Applix has required and will continue to require the dedication of management resources, and we expect to incur certain incremental expenses in future periods related to the separation. These efforts may disrupt our ongoing business activities. These factors could have an adverse affect on our results of operations or financial condition. In addition, a significant portion of our operational and administrative infrastructure represents costs that are fixed. Accordingly, these costs may represent a greater percentage of sales after the separation and thus could adversely affect our results of operations.

     It is anticipated that Applix will provide transitional services to support the Linux Division operations once it is spun off. These transitional services relate to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. If Applix does not provide these services at an adequate level following the spinoff, it may be held liable for losses suffered as a result by the Linux Division. After the expiration of these various arrangements, we may not be able to effectively re-deploy the employees performing these services in a timely manner, and our financial results could be adversely affected.

     Our stock price may be adversely affected by significant fluctuations in our quarterly results.

     We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

     - demand for and market acceptance of our products and services;

     - the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

     - introduction of products and services or enhancements by us and our competitors;

     - competitive factors that affect our pricing;

     - the mix of products and services we sell;

     - the hiring and retention of key personnel;

     - our expansion into international markets;

     - conditions specific to the enterprise information portal market and other general economic factors;

     - the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

     - changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

     - new government legislation or regulation.

     We typically receive 50% to 70% of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter and our sales organization and our individual sales representatives strive to meet quarterly sales targets. Because a substantial portion of our costs are relatively fixed and based on anticipated revenue, a failure to book an expected order in a given quarter will likely not be offset by a corresponding reduction in costs and, therefore, could adversely affect our operating results for that quarter. Due to these factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly.

Our business will be harmed if we are unable to protect our intellectual property rights from misuse by third parties.

     Our collection of trademarks is important to our business. The protective steps we take or have taken may be inadequate to deter misappropriation of our trademark rights. We have filed applications for registration of some of our trademarks in the United States. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to protect our trademark rights adequately could damage our brand identity and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

     Despite testing by us and our customers, errors may be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of our products.

     In addition, failures in our products could cause system failures for our customers who may assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

If we do not introduce new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

     The computer systems market is characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

     Enterprise computing environments are inherently complex. As a result, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which requires us to hire and retain increasingly scarce, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and may experience similar delays in the future.

     Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. This process is made more challenging by the fact that a portion of the software development for our products is done by a number of developers in the open source community who are not our employees in this process. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

Attempts to expand by means of business combinations and strategic alliances may not be successful and may disrupt our operations or harm our revenues.

     While we have no current agreements or negotiations underway, we have in the past, and may in the future, make investments in complementary companies, products or technologies or buy businesses, products or technologies in the future. In the event of any future purchases, we will face additional financial and operational risks, including:

     - difficulty in assimilating the operations, technology and personnel of acquired companies;

     - disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management's attention from our core business;

     - difficulty in retaining key technical and managerial personnel from acquired companies;

     - dilution of our stockholders, if we issue equity to fund these transactions;

     - assumption of operating losses, increased expenses and liabilities;

     - harm to our reputation, if the open source development community does not approve of these transactions;

     - our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions; and

     - additional ongoing expenses associated with amortization of goodwill and other purchased intangible assets.

Because our headquarters are not located in a major metropolitan area, we may not be able to recruit and retain qualified professionals, who are currently in high demand and whose numbers are limited.

     We compete intensely with other software companies nationwide to recruit and hire from a limited pool of qualified personnel. Because our headquarters are not located in a major metropolitan area, many qualified candidates may be unwilling to relocate to Westboro, MA and work for us. If we cannot attract and hire additional qualified sales and marketing, professional services and software engineering and development personnel, our business results will suffer.

If we are unable to hire and retain additional research and development, support, sales and marketing staff we will not have sufficient resources to compete and grow our revenues.

     We intend to hire a significant number of additional research and development, support, sales and marketing and other personnel during 2000. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

We rely heavily on existing management and key personnel.

     We rely heavily on key personnel throughout the organization. In particular, the loss of any of Jitendra Saxena, Alan Goldsworthy, Edward Terino, Bernie Thompson, Barry Zane, and Craig Cervo or any of our staff of research and development professionals could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, if we should lose any of these critical employees or a group thereof, particularly to a competing organization, we could lose market share, and the Applix brand could be diminished.

We may not be able to meet the operational and financial challenges that we will encounter as our international operations expand.

     As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

     - we may have difficulty managing and administering a globally-dispersed business;

     - fluctuations in exchange rates may negatively affect our operating results;

     - we may not be able to repatriate the earnings of our foreign operations;

     - we have to comply with a wide variety of foreign laws with which we are not familiar;

     - we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

     - reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;

     - export controls could prevent us from shipping our products into and from some markets;

     - multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

     - changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

     - economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

RISK FACTORS RELATED TO THE INTERNET

Our internet strategies will fail if the infrastructure of the internet is not continually developed and maintained.

     The success of our internet strategy depends in large part on the continued development and maintenance of the infrastructure of the internet. Because global electronic business and commerce and the online exchange of information is new and evolving, we cannot predict with any certainty that the internet will be a viable commercial marketplace in the long term. The internet has experienced, and we expect it to continue to experience, significant growth in the number of users and amount of traffic. If the internet continues to experience an increased number of users, frequency of use or increased bandwidth requirements of users, it may not be able to support the demands placed upon it by this growth, and its performance and reliability may suffer. Furthermore, the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face similar outages and delays in the future. Any outage or delay could affect the level of internet usage, as well as the volume of traffic on our web site. In addition, the internet could lose its viability due to increased governmental regulation and delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the necessary infrastructure, standards or protocols or complementary products, services or facilities are not developed, or if the internet does not become a viable commercial marketplace, our internet strategy will not succeed.

We are vulnerable to unexpected network interruptions caused by system failures, which may result in reduced visitor traffic on our web sites, decreased revenue and harm to our reputation.

     Substantially all of our communications hardware and other hardware related to our web site is located at our facilities, although we have back-up and co-location hardware for our web site located at third-party facilities. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, although we have implemented network security measures, our servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems that could adversely affect our systems and web site. Although we try to prevent unauthorized access to our systems, we cannot eliminate this risk entirely. We could lose revenue and suffer damage to our reputation if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to failures or interruptions in our systems. We do not presently have a formal disaster recovery plan.

RISK FACTORS RELATED TO OUR EBUSINESS

If we are unable to introduce new internet-based customer relationship management (iCRM) products or product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our business will suffer.

     The iCRM market is new and is likely to change rapidly. The iCRM market encompasses software solutions that enable companies to automate their employee-facing activities, such as sales force automation, customer service, consumer business analytics, and help desk support, as well as customer facing activities such as email, voicemail, customer self-services, on-line chat, and ecommerce. Our future success will depend on our ability to effectively and timely anticipate changing customer requirements and offer products and services that meet these demands. Potential customers may seek features that our products do not have. As a result, we may need to develop these features, and this may result in a longer sales cycle, increased research and development expenses and reduced profit margins. In addition, the development of new or enhanced iCRM products is a complex and uncertain process. We may experience design, development, marketing and other difficulties that could delay or prevent the introduction of new products and enhancements. For example, our ability to introduce new products would be impaired if we cannot continue to attract, hire, train and retain highly skilled personnel.

Because the iCRM market is highly competitive, we may not be able to succeed.

     If we fail to compete successfully in the highly competitive and rapidly changing iCRM market, we may not be able to succeed and you may lose part or all of your investment. We face competition primarily from customer relationship management software firms, emerging Internet customer interaction software vendors and computer telephony software companies. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

     Many of our competitors can devote significantly more resources to the development, promotion and sale of products than we can, and many of them can respond to new technologies and changes in customer preferences more quickly than we can. Further, other companies with resources greater than ours may attempt to gain market share in the iCRM market by acquiring or forming strategic alliances with our competitors. See "Business--Competition."

Because we depend on third-party systems integrators to sell our products, our revenues will likely suffer if we do not develop and maintain these relationships.

     We rely on systems integrators to promote, sell and implement our solution. If we fail to maintain and develop relationships with systems integrators, our revenues will likely suffer. We currently rely on systems integrators such as HiServe, Pinck Softech, Readmar, JBA Software, Dynamic Decision, Revelwood, Armstrong Laing, Breakaway Solutions, ONE Inc., and Logicasiel to recommend our products to their customers and to install our products. If we are unable to rely on systems integrators to implement our products, we will likely have to provide these services ourselves, resulting in increased costs. As a result, our results of operation may be harmed. In addition, systems integrators may develop, market or recommend products that compete with our products. For this reason, we must cultivate our relationships with these firms, and our failure to do so could result in reduced sales revenues. Further, if these systems integrators fail to implement our products successfully, our reputation may be harmed.

Because the sales cycle for our products can be lengthy, it is difficult for us to predict when or whether a sale will be made.

     The timing of our revenues is difficult to predict in large part due to the length and variability of the sales cycle for our products. Companies often view the purchase of our products as a significant and strategic decision. As a result, companies tend to take significant time and effort evaluating our products. The amount of time and effort depends in part on the size and the complexity of the deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three to six months. During this time we may incur substantial sales and marketing expenses and expend significant management efforts. We do not recoup these investments if the prospective customer does not ultimately license our product.

RISKS FACTORS RELATED TO THE LINUX DIVISION

The Linux Division has a limited Linux-based operating history on which to evaluate its potential for success.

     Although the Company has operated its Applixware business since 1989, the Linux Division was established only recently, and it is difficult to predict whether the Linux Division will be successful because it has a short operating and sales history. The introduction of the Linux Division's primary products and services, Applixware for Linux, Anyware, and Cosource.com began in 1998. The revenue and income potential of this business and market is unproven, and the limited operating history makes it difficult to evaluate the Linux Division and its future prospects. We anticipate that the Linux Division will make significant investments in its sales and marketing programs, personnel recruitment, product development and infrastructure. Therefore, it is likely that the Linux Division will continue to experience losses on a quarterly and annual basis for the foreseeable future. You must consider the Linux Division's prospects in light of the risks and difficulties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. The ability to address these risks depends on a number of factors, which include the ability to:

     - provide software that is reliable, cost-effective and able to accommodate significant increases in the number of users and amount of information;

     - market the Applixware, Anyware, and Cosource.com products, as well as other products and the Linux Division brand name effectively;

     - continue to grow its infrastructure to accommodate new developments in the opensource, ASP and internet software markets and increased sales;

     - hire, retain and motivate qualified personnel; and

     - respond to competition.

     The Linux Division may not be successful in meeting these challenges and addressing these risks and uncertainties. If it is unable to do so, its business will not be successful and your investment in Applix's stock will decline in value.

Our business currently depends on revenue related to Anyware, and it is uncertain whether the market will increasingly accept this product.

     Although the Anyware product line accounted for less than 1% of our product revenue in 1999, we expect that the Anyware products, and future upgraded versions of these products, will account for a substantial portion of the Linux Division's revenue in the future. Our future financial performance will depend on increasing acceptance of our current Anyware products and on the successful development, introduction and customer acceptance of new and enhanced versions of these products. Our business could be harmed if we fail to deliver the enhancements to our products that customers want.

Because the Linux market is highly competitive, we may not be able to succeed.

     If other versions of Linux-based office productivity suites are developed and achieve market acceptance, customers may become less likely to purchase our products, and our sales would suffer. Further, if free versions of Linux-based office productivity suites are developed and achieve market acceptance, our sales would suffer. In addition, we may be required to add functionality to our Linux-based office productivity suite, which would increase our operating expenses. Competing products are currently available from Corel, Sun (Star Office), ABISource and Gnomeric.

     Many of our competitors can devote significantly more resources to the development, promotion and sale of products than we can, and many of them can respond to new technologies and changes in customer preferences more quickly than we can. Further, other companies with resources greater than ours may attempt to gain market share in the Linux market by acquiring or forming strategic alliances with our competitors. See "Business--Competition."

Our Cosource.com and other Linux-based businesses may not succeed because open source software business models are unproven.

     We have not demonstrated the success of our open source business model, which gives our customers the right freely to copy and distribute our software. No other company has built a successful open source business. Few open source software products have gained widespread commercial acceptance partly due to the lack of viable open source industry participants to offer adequate service and support on a long-term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. If open source software should fail to gain widespread commercial acceptance, we would not be able to sustain our revenue growth and our business could fail.

Transitioning the Linux Division from license-based revenues to service-based revenues could harm our business.

     If our plan to sell software services related to Anyware and Cosource.com over the internet as a substitute for licensing our software fails, it could have severe implications for our future prospects and severely harm our business going forward. We plan to price these services on a per-transaction basis or on a subscription basis to companies seeking to avoid the up-front cost of licensing software. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other software vendors. Our efforts to develop this business may require significant management time and attention. In connection with this new business model, we will contract with third-party service providers to perform many of the necessary services, and we will be responsible for monitoring their performance. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. Even if our strategy of selling software services over the internet is successful in attracting customers, some of those internet customers may otherwise have bought our software and services through our traditional licensing arrangements. Any shift in potential license revenue to our new business model, which is unproven and potentially less profitable, could harm our business.

If we fail to manage our growth effectively, our business and prospects would be harmed.

     Our failure to manage our growth could adversely affect our business. The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

     - build and train our sales and marketing staff to create an expanding presence in the evolving enterprise information portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

     - develop our customer support capacity as sales of our products grow, so that we can provide customer support without diverting engineering resources from product development efforts; and

     - expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within the Linux Division as the size of our organization increases.

The success of our Anyware product is dependent upon SunMicrosystems' Java technology, over which we have no control.

     We license various Java-related software from Sun Microsystems, which is the core technology upon which our Anyware product is based. In the event that Sun were to discontinue or significantly alter its Java product, it would impair our ability to provide product upgrades and develop new products on a timely basis, if at all.

If we are unable to obtain sufficient capital, we will not be able to continue or to grow the Linux Division.

     We will need significant additional funds, which we may be unable to obtain on terms acceptable to us or at all. The expansion and development of our business will require significant capital to fund our operating losses, working capital needs and capital expenditures. During the next twelve months, we expect to meet our cash requirements with existing cash and cash equivalents and the net proceeds from a private placement offering. Our failure to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Future equity or debt financing may not be available to us on favorable terms or at all. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business and prospects to suffer.

If we are unable to provide high-quality customer support and services, we will be unable to meet the needs of our Linux customers.

     For our business to succeed, we must effectively market our integrated system and service solutions. If our service organization does not meet the needs or expectations of customers, we face an increased risk that customers will purchase systems from other integrated solution providers or purchase systems from one vendor and services from a Linux specialist.

Our products and services are dependent upon the efforts of members of the open source community.

     The quality of our products and services is dependent on the efforts and the expertise of members of the open source community. If we do not continue to work productively with these members, our ability to provide product enhancements and quality services will be harmed, which would harm our revenues and compromise our reputation in the open source community and with customers.

YEAR 2000 ISSUES

     Many computer programs and systems recognize dates using two-digit year data (rather than four-digit year data), and therefore may be unable to determine the correct century for the year. Failure to properly recognize and process date information may cause such programs and systems to fail to operate or to operate with erroneous results. This is commonly referred to as the "Year 2000" problem.

     We implemented a company-wide Year 2000 plan to identify and resolve Year 2000 issues associated with (i) products and services sold by us, (ii) our internal systems and (iii) products and services provided to us by third parties. To date, we have experienced no material problems relating to year 2000 compliance.

                                                                       EXHIBIT C

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Applix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applix, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Boston, Massachusetts
January 25, 2000

                                  APPLIX, INC.

                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31,                                                                     1999               1998
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                   $ 10,321           $ 17,404
         Short-term investments                                                        15,155              4,041
         Accounts receivable, less allowance for doubtful accounts
                of $598 and $566 at December 31, 1999 and
                December 31, 1998, respectively                                        13,971             14,032
         Other current assets                                                           3,895              2,832
         Deferred taxes                                                                 3,001              2,595
                                                                                     --------           --------
TOTAL CURRENT ASSETS                                                                   46,343             40,904

PROPERTY AND EQUIPMENT, AT COST:
         Computer equipment                                                             8,863              7,977
         Office furniture, equipment and leasehold improvements                         5,777              4,954
                                                                                     --------           --------
                                                                                       14,640             12,931
         Less accumulated amortization and depreciation                               (10,948)            (9,315)
                                                                                     --------           --------
         Net property and equipment                                                     3,692              3,616
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $2,956 and
         $2,159 at December 31, 1999 and 1998, respectively                               457                470
OTHER ASSETS                                                                            4,189                623
                                                                                     --------           --------
TOTAL ASSETS                                                                         $ 54,681           $ 45,613
                                                                                     --------           --------


    The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31,                                                                      1999               1998
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                            $  2,587           $  1,995
         Accrued liabilities                                                            7,405              6,852
         Deferred revenue                                                               7,896              7,191
                                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                                              17,888             16,038

NOTES PAYABLE                                                                           1,080                 --
COMMITMENTS (NOTE E)

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value; 1,000,000 shares authorized,
           none issued and outstanding                                                     --                 --
         Common stock, $.0025 par value; 30,000,000 shares authorized;
           11,449,300 and 10,551,338 shares issued at December 31, 1999
           and 1998, respectively                                                          29                 26
         Capital in excess of par value                                                47,113             41,689
         Accumulated deficit                                                           (8,356)           (10,736)
         Accumulated other comprehensive loss                                            (556)              (471)
         Unearned compensation                                                         (1,440)                --
                                                                                     --------           --------
                                                                                       36,790             30,508
         Less 306,198 and 278,698 shares of treasury stock at cost at
           December 31, 1999 and 1998, respectively                                    (1,077)              (933)
                                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                             35,713             29,575
                                                                                     --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 54,681           $ 45,613
                                                                                     --------           --------


    The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                          1999              1998              1997
-------------------------------------------------------------------------------------------------------------------

License revenue                                                        $ 32,238          $ 33,431          $ 33,577
Service  revenue                                                         23,603            16,749            14,921
                                                                       --------          --------          --------
         Total revenue                                                   55,841            50,180            48,498
Cost of license revenue                                                   2,115             2,734             3,055
Cost of service revenue                                                  13,397             8,468             6,797
                                                                       --------          --------          --------
Gross margin                                                             40,329            38,978            38,646
Operating expenses:
         Selling and marketing                                           23,208            25,719            27,753
         Research and development                                         9,985             8,709             8,661
         General and administrative                                       4,485             3,677             3,838
                                                                       --------          --------          --------
Total operating expenses                                                 37,678            38,105            40,252
                                                                       --------          --------          --------
Operating income (loss)                                                   2,651               873            (1,606)

Interest income - net                                                     1,126             1,013               973
                                                                       --------          --------          --------
Net income (loss) before income taxes                                     3,777             1,886              (633)

Provision for (benefit from) income taxes                                 1,397               699              (229)
                                                                       --------          --------          --------
Net income (loss)                                                      $  2,380          $  1,187          $   (404)
                                                                       --------          --------          --------
Basic earnings (loss) per share                                        $   0.22          $   0.12          $  (0.04)

Diluted earnings (loss) per share                                      $   0.20          $   0.11          $  (0.04)

Weighted average number of shares outstanding
                Basic                                                    10,625            10,191             9,988
                Diluted                                                  12,016            10,699             9,988



    The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                                CAPITAL IN                         OTHER
                                        COMMON  EXCESS OF       ACCUMULATED    COMPREHENSIVE     UNEARNED     TREASURY
                                        STOCK   PAR VALUE         DEFICIT      (LOSS) INCOME   COMPENSATION     STOCK        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
JANUARY  1, 1997                        $ 25    $ 40,053         $(11,519)       $   (226)                     $   (933)   $ 27,400

Stock issued under stock
  option and purchase plans                1         906                                                                        907
  (161,501 shares)
Comprehensive loss:
Net loss                                                             (404)                                                     (404)
Foreign currency exchange
  translation adjustment                                                               84                                        84
                                                                                                                           --------
Comprehensive loss                                                                                                             (320)
                                        ----    --------         --------        --------       --------      --------     --------
DECEMBER 31, 1997                         26      40,959          (11,923)           (142)                         (933)     27,987

Stock issued under stock
  option and purchase plans                          730                                                                        730
  (207,509 shares)
Comprehensive loss:
Net income                                                          1,187                                                     1,187
Foreign currency exchange
  translation adjustment                                                             (329)                                     (329)
                                                                                                                           --------
Comprehensive income                                                                                                            858
                                        ----    --------         --------        --------       --------      --------     --------
DECEMBER 31, 1998                         26      41,689          (10,736)           (471)                         (933)     29,575

Stock option income tax
  benefit                                            921                                                                        921
Stock issued for purchase of
  Cosource.com (148,571                              640                                                                        640
  shares)
Stock issued under stock
  option and purchase plans                3       2,423                                                                      2,426
  (749,391 shares)
Issuance of restricted stock                       1,440                                         (1,440)                         --
Repurchase of common
  stock (27,500 shares)                                                                                            (144)       (144)
Comprehensive income:
Net income                                                          2,380                                                     2,380
Foreign currency exchange
  translation adjustment                                                              (85)                                      (85)
                                                                                                                           --------
Comprehensive income                                                                                                          2,295
                                        ----    --------         --------        --------       --------      --------     --------
DECEMBER 31, 1999                       $ 29    $ 47,113         $ (8,356)       $   (556)      $ (1,440)     $ (1,077)    $ 35,713
                                        ====    ========         ========        ========       ========      ========     ========


    The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                        1999               1998                1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $  2,380           $  1,187           $   (404)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation                                                           1,633              2,047              1,867
  Amortization of capitalized software costs                               797                791                819
  Amortization of goodwill                                                  65                144                420
  Provision for doubtful accounts                                           --                100                 13
  Deferred tax asset                                                      (406)                28                323
  Changes in operating assets and liabilities:
  Accounts receivable                                                       61             (1,985)               544
  Other assets                                                          (1,165)               139               (314)
  Accounts payable                                                         592               (681)              (336)
  Accrued liabilities                                                       61              1,411               (773)
  Deferred revenue                                                         705               (961)               148
                                                                      --------           --------           --------
  Cash provided by operating activities                                  4,723              2,220              2,307

INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (1,709)            (1,652)              (893)
  Capitalized software costs                                              (784)              (783)              (815)
  Purchase of short-term investments                                   (41,000)           (36,242)           (27,810)
  Maturities of short-term investments                                  29,885             45,930             14,081
  Purchase of Cosource.com, net of cash acquired, and
    investment in Turbo Linux                                           (1,197)                --                 --
                                                                      --------           --------           --------
  Cash provided by (used in) investing activities                      (14,805)             7,253            (15,437)

FINANCING ACTIVITIES:
  Proceeds from exercise of incentive stock options and                  3,346                730                907
    employee stock purchase plan
  Purchase of treasury stock                                              (144)                --                 --
  Principal payments under capital lease obligations                      (118)              (109)              (104)
                                                                      --------           --------           --------
  Cash provided by financing activities                                  3,084                621                803
                                                                      --------           --------           --------
  Effect of exchange rate changes on cash                                  (85)              (329)                84
                                                                      --------           --------           --------
  Net increase (decrease) in cash and cash equivalents                  (7,083)             9,765            (12,243)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        17,404              7,639             19,882
                                                                      --------           --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 10,321           $ 17,404           $  7,639
                                                                      --------           --------           --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Taxes                                                               $    312           $    126           $    104
  Interest Paid                                                             11                 15                 19


    The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. Applix operates two dedicated business units. The eBusiness Division focuses on enabling customers to automate their front office business operations. The Linux Division is a leading provider of Internet accessible, Linux-based applications and technologies, as well as a leading provider of open source auction services and collaborative open source software content.

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

CAPITALIZED SOFTWARE COSTS

     Costs related to research, design and development of computer software are charged to research and development expense as incurred. The Company capitalizes eligible software costs incurred between the time that the product's technological feasibility is established and the general release of the product to customers. Such capitalized costs are then amortized on a product-by-product basis generally over one year.

     The Company evaluates the net realizable value of capitalized software and other intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management's market emphasis.

     Amortization expense totaled $796,665, $791,358, and $818,715 for the years ended December 31, 1999, 1998, and 1997, respectively, and is included in the cost of license revenue.

CASH EQUIVALENTS

     The Company considers all short-term investments with original maturities of less than 90 days to be cash equivalents. The Company's investment portfolio is diversified and consists of cash equivalents and investments placed with high credit qualified institutions.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SHORT-TERM INVESTMENTS

     All short-term investments are classified as available-for-sale, and are in liquid high-grade commercial paper with original maturities beyond three months and less than twelve months. Securities are marked to market and the resulting unrealized gains and losses have been insignificant.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2 to 6 years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives or the lease term, whichever is shorter. The Company did not retire any fully depreciated assets in 1999 or 1998. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

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

     The Company uses foreign currency forward contracts to help offset the effects of exchange rate changes on the intercompany balances. In 1999, a portion of the billings in the Netherlands subsidiary and the United Kingdom subsidiary were denominated in US dollars and to offset any potential exchange rate exposure for the US dollar receivables, the Company uses foreign currency contracts. The foreign currency exposures are denominated in European currencies. The Company normally hedges intercompany and receivable balances for a 90 day period. Foreign currency contracts are marked to market on a monthly basis and the resulting unrealized gains/losses are recognized in the statement of operations. The net contract hedges for intercompany balances were $ 1.4 million in British pounds, $407,000 in French francs, $735,000 in German marks and $1.3 million in Netherland guilders at December 31, 1999. The contract hedges for US dollar receivables were $1.0 million in Netherland guilders and $814,000 in British pounds at December 31, 1999.

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

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

     Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. Potential common shares consist of stock options. The dilutive computations do not include potential common shares for the year ended December 31, 1997 as their inclusion would be antidilutive.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company will adopt SAB 101 effective in the second quarter of 2000 and we are presently determining the effect it will have on our financial statements, but management does not believe the effect will be material.

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

COMPREHENSIVE INCOME

     Comprehensive Income consists of net income and foreign currency translation adjustment and is presented in the Consolidated Statements of Stockholders' Equity.

C.   ACCRUED LIABILITIES

ACCRUED LIABILITIES CONSIST OF:

AS OF DECEMBER 31, (IN THOUSANDS)

-----------------------------------------------------------------------------
                                                       1999            1998
-----------------------------------------------------------------------------
Taxes                                                 $2,506          $2,908
Commissions                                            1,071           1,503
Accrued vacation                                       1,068             831
Accrued compensation                                     366             103
Current portion of notes payable                         360              --
Employee stock purchase plan                             307             273
Royalties                                                297             116
Accrued insurance                                        285              65
Accrued legal and audit                                  164             143
Other                                                    981             910
                                                      ------          ------
TOTAL                                                 $7,405          $6,852
                                                      ------          ------

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.   INCOME TAXES

INCOME BEFORE INCOME TAXES WAS TAXED UNDER THE FOLLOWING JURISDICTIONS:

FOR THE YEARS ENDED DECEMBER 31,  (IN THOUSANDS)

-------------------------------------------------------------------------------------
                                             1999             1998             1997
-------------------------------------------------------------------------------------
Domestic                                   $ 2,007          $   768          $(1,174)
Foreign Subsidiaries                         1,770            1,118              541
                                           -------          -------          -------
TOTAL                                      $ 3,777          $ 1,886          $  (633)
                                           -------          -------          -------


THE COMPONENTS OF THE INCOME TAX PROVISION ARE AS FOLLOWS:

FOR THE YEARS ENDED DECEMBER 31,  (IN THOUSANDS)

---------------------------------------------------------------------------------------
                                             1999              1998              1997
---------------------------------------------------------------------------------------
Current
   Federal and state                       $ 1,306           $   235           $  (738)
   Foreign                                     497               423               186
                                           -------           -------           -------
                                             1,803               658              (552)

Deferred
   Federal and state                          (635)               33               496
   Foreign                                     229                 8              (173)
                                           -------           -------           -------
                                              (406)               41               323
                                           -------           -------           -------
TOTAL                                      $ 1,397           $   699           $  (229)
                                           -------           -------           -------


     Based on the Company's projection of future earnings, management believes that sufficient income will be generated in the future to realize the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The approximate tax effect of each type of temporary difference and carryforward is as follows:

AS OF DECEMBER 31,  (IN THOUSANDS)

----------------------------------------------------------------------------
                                                       1999            1998
----------------------------------------------------------------------------
Net operating loss carryforwards                      $  616          $  616
Deferred revenue                                         243             714
Accounts receivable                                      193             143
Accrued expenses                                          53             140
Vacation and benefits                                    776             448
Software/fixed assets                                    325             310
Tax credit carryforwards                                 795             224
                                                      ------          ------
NET DEFERRED TAX ASSET                                $3,001          $2,595
                                                      ------          ------


The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate:

FOR THE YEARS ENDED DECEMBER 31,   (IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                   1999              1998             1997
---------------------------------------------------------------------------------------------
U.S. federal statutory rate                      $ 1,284           $   641           $  (215)
State and foreign tax provision, net                   6                38               300
Research and experimentation tax credit             (237)              (83)             (449)
Permanent items                                      209                91                63
Other                                                135                12                72
                                                 -------           -------           -------
TAX PROVISION                                    $ 1,397           $   699           $  (229)
                                                 -------           -------           -------


E. COMMITMENTS AND CONTINGENCIES The following is a schedule of future minimum lease payments:

AS OF DECEMBER 31, 1999, (IN THOUSANDS)

-----------------------------------------------------
LEASE COMMITMENTS                OPERATING LEASES
-----------------------------------------------------
2000                                  $1,694
2001                                   1,423
2002                                     498
2003                                     416
2004 and thereafter                      259
                                      ------
TOTAL MINIMUM LEASE PAYMENTS          $4,290
                                      ------

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Total expense for all operating leases was $2,256,001, $2,345,118, and $2,283,660 for the years ended December 31, 1999, 1998, and 1997, respectively.

F.   STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER  31, 1999 AND 1998, (IN THOUSANDS)

Reconciliation of basic and diluted earnings per share calculation:

FOR THE YEAR ENDED DECEMBER 31, 1999:

------------------------------------------------------------------------------------------------------
                                                     INCOME              SHARES            PER SHARE
                                                   (NUMERATOR)        (DENOMINATOR)         AMOUNT
------------------------------------------------------------------------------------------------------
BASIC EPS
  Income available to common stockholders          $2,380,000          10,625,000          $   0.22

EFFECT OF DILUTIVE SECURITIES
  Common stock options                                                  1,391,000              0.02
                                                   ----------          ----------          --------
DILUTED EPS
  Income available to common stockholders          $2,380,000          12,016,000          $   0.20
                                                   ----------          ----------          --------


FOR THE YEAR ENDED DECEMBER 31, 1998:

------------------------------------------------------------------------------------------------------
                                                    INCOME              SHARES            PER SHARE
                                                  (NUMERATOR)        (DENOMINATOR)          AMOUNT
------------------------------------------------------------------------------------------------------
BASIC EPS
  Income available to common stockholders          $1,187,000          10,191,000          $   0.12

EFFECT OF DILUTIVE SECURITIES
  Common stock options                                                    508,000              0.01
                                                   ----------          ----------          --------
DILUTED EPS
  Income available to common stockholders          $1,187,000          10,699,000          $   0.11
                                                   ----------          ----------          --------


     For the years ended December 31, 1997, the basic and diluted earnings per share calculations are the same due to a net loss for that year.

STOCK OPTION PLANS

     The 1994 Equity Incentive Plan of the Company (the "Equity Plan") was adopted by the Company's Board of Directors on April 11, 1994 and approved by its stockholders on May 20, 1994 and amendments to the Equity Plan, increasing the total number of shares authorized for issuance thereunder, were adopted by the Board on March 13, 1997, January 23, 1998, and January 22, 1999, and approved by the stockholders on May 8, 1997, May 8, 1998, and May 9, 1999, respectively. The

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Plan enables the Company to make awards of restricted Common Stock and to grant options to purchase Common Stock to employees, officers or directors of and consultants to the Company. Restricted stock awards entitle the recipient to purchase Common Stock from the Company under terms which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the Common Stock subject to the award upon the termination of the recipient's employment or other relationship with the Company. Stock options entitle the optionee to purchase Common Stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of Common Stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, the incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date as determined by the Board of Directors. As of December 31, 1999, a total of 564,341 shares had been issued upon exercise of stock options; an additional 2,179,908 shares were issuable pursuant to stock options outstanding; and 245,908 shares were reserved for future issuance under the Equity Plan. At December 31, 1999, options for 551,955 shares were exercisable. To date, no restricted stock awards have been granted under the Equity Plan. As of January 1, 2000, an additional 500,000 shares reserved for issuance pursuant to stock options became available for grants to employees.

     The Company also has a 1984 Stock Option Plan (the "Option Plan") for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options were issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant, as determined by the Board of Directors. The price of the stock options and the terms of exercise for all options granted were determined by the Board of Directors. Generally, stock options granted under the Option Plan vest over a five-year period. The options expire on the date determined by the Board of Directors, not to exceed 10 years following the date of grant in the case of incentive stock options. As of December 31, 1999, a total of 1,000,807 shares had been issued upon exercise of stock options granted under the Option Plan and an additional 72,564 shares were issuable pursuant to outstanding stock options. At December 31, 1999, options for 72,564 shares were exercisable. No further options may be granted under the Option Plan.

     On March 19, 1996, the Board of Directors adopted, and on May 10, 1996 the stockholders approved, the 1996 Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company's Common Stock were initially reserved for issuance pursuant to the Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. Each option granted pursuant to the Director Plan becomes exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date. As of December 31, 1999, there were 27,500 shares issuable pursuant to stock options, 22,500 shares reserved for future issuance, no shares issued upon exercise of stock options and options for 20,000 shares of Common Stock were exercisable under the Director Plan. No additional options will be granted under the 1996 Director Plan. On December 17, 1999, the Board adopted, subject to Shareholder approval, the 2000 Director Plan which has 50,000 shares available for grant.

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

     The Sinper Plan is administered by the Board of Directors of the Company. Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. As of December 31, 1999, there were 15,890 shares issued upon exercise of stock options; 21,630 shares were issuable pursuant to stock options outstanding under the Sinper Plan. At December 31, 1999, 10,130 options outstanding under the Sinper Plan were exercisable. No additional options may be granted under the Sinper Plan and 6,200 stock options expired in 1999.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been decreased by $1,607,000 (net of tax) or $0.15 per share in 1999, net income and earnings per share would have been decreased by $1,471,000 (net of tax) or $0.16 per share in 1998, and net loss and loss per share would have been increased by $199,000 (net of tax) or $0.02 per share in 1997. The Company would have recognized $2,055,000 (net of tax) in expense during 1999, but due to a change in forfeiture rates from prior years the Company recognized a credit of $447,000 (net of tax). The Company would have recognized $1,676,000 (net of tax) in expense during 1998, but due to a change in forfeiture rates from prior years the Company recognized a credit of $205,000 (net of tax). The average fair value of the options granted is estimated as $4.46 during 1999 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility 94.9%, weighted average risk-free interest 5.18%, assumed forfeiture rate of 71.5% and an expected life of 5 years. The average fair value of the options granted is estimated as $3.58 during 1998 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility of 90.7%, risk-free interest rate of 5.48%, assumed forfeiture rate of 67.3% and an expected life of 5 years. The average fair value of the options granted is estimated as $ 6.13 during 1997 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility of 90.2%, risk-free interest rate of 6.63%, assumed forfeiture rate of 27.7% and an expected life of 5 years.

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option activity for all plans is as follows:

                               OPTIONS OUTSTANDING
--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
                                                      OPTIONS             OPTIONS              WEIGHTED
                                                   AVAILABLE FOR        OUTSTANDING         AVERAGE OPTION
                                                       GRANT                               PRICE PER SHARE
----------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997                              53,199            1,848,911           $   13.76
                                                    ----------           ----------           ---------
Options authorized, 1994 Plan                          495,214
Expiration of 1984 Plan                                (20,428)
Options granted, 1994 Plan                            (829,200)             829,200           $    8.36
Options granted, 1996 Director Plan                     (7,500)               7,500           $   12.88
Options exercised                                           --              (72,322)          $    2.51
Options cancelled                                      543,823             (543,823)          $   11.00
Options cancelled for repricing, 1994 Plan           1,433,699           (1,433,699)          $   16.21
Options granted for repricing, 1994 Plan            (1,433,699)           1,433,699           $    3.25
                                                    ----------           ----------           ---------
BALANCE AT DECEMBER 31, 1997                           235,108            2,069,466           $    3.76
                                                    ----------           ----------           ---------
Options authorized, 1994 Plan                          450,000
Expiration of 1984 Plan                                 (6,466)                               $    1.59
Expiration of Sinper Plan                              (28,160)                               $    3.25
Options granted, 1994 Plan                            (774,600)             774,600           $    4.60
Options granted, 1996 Director Plan                    (10,000)              10,000           $    6.06
Options exercised                                      (68,433)                               $    2.90
Options cancelled                                      442,960             (442,960)          $    4.06
                                                    ----------           ----------           ---------
BALANCE AT DECEMBER 31, 1998                           308,842            2,342,673           $    3.90
                                                    ----------           ----------           ---------
Options authorized, 1994 Plan                          500,000
Expiration of 1984 Plan                                 (1,893)                               $    1.11
Expiration of Sinper Plan                               (6,200)                               $    3.25
Options granted, 1994 Plan                          (1,005,900)           1,005,900           $    5.79
Options granted, 1996 Director Plan                     (7,500)               7,500           $    3.88
Options exercised                                     (559,292)                               $    3.29
Options cancelled                                      495,179             (495,179)          $    4.67
                                                    ----------           ----------           ---------
BALANCE AT DECEMBER 31, 1999                           282,528            2,301,602           $    4.82
                                                    ----------           ----------           ---------

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options:

-------------------------------------------------------------------------------------------------------------------
                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------------
                                                  WEIGHTED AVERAGE     WEIGHTED                           WEIGHTED
RANGE OF                                              REMAINING        AVERAGE                            AVERAGE
EXERCISE                           NUMBER            CONTRACTUAL       EXERCISE          NUMBER           EXERCISE
PRICES                          OUTSTANDING             LIFE             PRICE         EXERCISABLE          PRICE
-------------------------------------------------------------------------------------------------------------------

$ 0.15                                 134                 1.50       $     0.15             134          $    0.15
$ 1.12 - $ 1.65                     28,146                 2.96       $     1.19          28,146          $    1.19
$ 1.87 - $ 2.81                    111,352                 5.10       $     2.33          53,492          $    1.68
$ 3.00 - $ 4.75                  1,449,690                 5.06       $     3.63         415,667          $    3.41
$ 5.00 - $ 9.81                    492,500                 4.73       $     5.81         149,530          $    6.30
$10.00 - $17.44                    212,100                 6.61       $    11.39           7,500          $   12.88
$22.63                                 180                 3.75       $    22.63             180          $   22.63
$34.75                               7,500                 3.35       $    34.75           7,500          $   34.75
                                 ---------                                               -------
                                 2,301,602                                               662,149
                                 ---------                                               -------


STOCK PURCHASE PLAN

     The Company established an Employee Stock Purchase Plan during 1995, allowing employees to purchase Common Stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. The plan allows for the purchase of up to 100,000 shares of Common Stock per plan period and 700,000 shares of Common Stock in the aggregate. As of December 31, 1999, 590,321 shares of common stock had been issued under the plan.

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

     Beginning May 15, 1996, the Company has matched one third of the employee's contribution, up to 6% of the employee's earnings. The Company's matching contribution to the plan was $225,373, $215,021, and $237,936, for the years ended December 31, 1999, 1998, and 1997, respectively.

H.   MAJOR CUSTOMER AND GEOGRAPHIC DATA

     The Company operates in two business segments which offer different products and services.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's three largest customers (including resellers) comprised 8% of total license revenue during 1999 and 12% of total license revenue in 1998, although two of the three largest customers were different in these two years.

     License revenue (direct or indirect) from branches of the U.S. Government amounted to 9%, 8% and 21% of total license revenue for the years ended December 31, 1999, 1998, and 1997, respectively. A summary of the Company's operations by business segment for the years ended December 31, 1999, 1998 and 1997 is as follows:

FOR THE YEAR ENDED DECEMBER 31, 1999  (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                               LINUX           EBUSINESS        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Revenue                                      $ 18,970          $ 36,871           $     --           $ 55,841
Depreciation/amortization expense                 835             1,952                 --              2,787
Operating income (loss)                         9,207            (6,556)                --              2,651

Identifiable assets                          $ 41,338          $ 18,634           $ (5,291)          $ 54,681




FOR THE YEAR ENDED DECEMBER 31, 1998  (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                            LINUX            EBUSINESS        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Revenue                                    $ 21,118          $ 29,062           $     --           $ 50,180
Depreciation/amortization expense               824             2,158                 --              2,982
Operating income (loss)                      10,942           (10,069)                --                873

Identifiable assets                        $ 36,732          $ 15,927           $ (7,046)          $ 45,613



FOR THE YEAR ENDED DECEMBER 31, 1997   (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                             LINUX           EBUSINESS        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Revenue                                    $ 26,462          $ 22,036           $     --           $ 48,498
Depreciation/amortization expense             2,092             1,014                 --              3,106
Operating income (loss)                       4,993            (6,599)                --             (1,606)

Identifiable assets                        $ 37,825          $ 11,285           $ (4,745)          $ 44,365


                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Company's operations by geographic locations for the years ended December 31, 1999, 1998 and 1997 is as follows:

FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                               UNITED STATES        EUROPE          ELIMINATIONS       CONSOLIDATED
-----------------------------------------------------------------------------------------------------
Revenue:
   Customers                     $ 24,438          $ 31,403           $     --           $ 55,841
   Intercompany                    11,550                --            (11,550)                --
                                 --------          --------           --------           --------
Total revenue                      35,988            31,403            (11,550)            55,841
                                 --------          --------           --------           --------
Operating income (loss)            11,423            (8,772)                --              2,651

Identifiable assets              $ 47,068          $ 12,904           $ (5,291)          $ 54,681



FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------
                               UNITED STATES        EUROPE          ELIMINATIONS       CONSOLIDATED
------------------------------------------------------------------------------------------------------
Revenue:
   Customers                     $ 25,657          $ 24,523           $     --           $ 50,180
   Intercompany                     7,658                --             (7,658)                --
                                 --------          --------           --------           --------
Total revenue                      33,315            24,523             (7,658)            50,180
                                 --------          --------           --------           --------
Operating income (loss)             8,195            (7,322)                --                873

Identifiable assets              $ 35,892          $ 16,767           $ (7,046)          $ 45,613




FOR THE YEAR ENDED DECEMBER 31, 1997 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------
                              UNITED STATES         EUROPE          ELIMINATIONS       CONSOLIDATED
----------------------------------------------------------------------------------------------------
Revenue:
   Customers                     $ 30,336          $ 18,162           $     --           $ 48,498
   Intercompany                     3,255                --             (3,255)                --
                                 --------          --------           --------           --------
Total revenue                      33,591            18,162             (3,255)            48,498
                                 --------          --------           --------           --------
Operating income (loss)             4,802            (6,408)                --             (1,606)

Identifiable assets              $ 39,474          $  9,635           $ (4,744)          $ 44,365



     Operating income (loss) reflects revenue less related costs of revenue, direct selling expenses and allocated operating expenses incurred in the United States, which include general, administrative, research, development and marketing expenses. These expenses are allocated in proportion to the geographical segment sales. Total allocated expenses for the years ended December 31, 1999, 1998 and 1997 were $18,682,000, $17,043,000, and $18,556,000, respectively, of which $10,506,000, $8,399,000 and $6,949,000, respectively, were allocated to Europe.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Export sales included in U.S. operations were as follows:

(IN THOUSANDS)

---------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,           1999            1998            1997
---------------------------------------------------------------------------------
REGION:
   Asia                                   $1,819          $2,048          $  982
   Australia                                 855             698             325
   Canada                                    681           1,221           1,436
   Europe                                      0              84           3,470
   Other                                      22              89             504
                                          ------          ------          ------
TOTAL                                     $3,377          $4,140          $6,717
                                          ------          ------          ------



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

I.   ACQUISITIONS

     On December 10, 1999, the Company acquired Cosource.com for an aggregate cost of $4.25 million consisting of cash of $480,000, stock valued at $2.1 million, a promissory note for $1.4 million and the estimated acquisition costs of approximately $250,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Cosource.com and the results of its operations have been included in the financial statements of the Company since the date of the acquisition. The notes payable will be paid in equal installments over a four year period at a 5% annual interest rate. $1.4 million (148,571 shares) of the stock issued will be earned in equal installments over a four year period. The notes payable and the stock will be earned contingent on the continued employment during that period by two key employees, accordingly $700,000 will be recognized as compensation expense each year. The purchase resulted in $1.3 million in goodwill associated to various intangible assets which will be amortized over a seven year period from the acquisition date. Unaudited pro forma consolidated results after giving effect to the acquisition of Cosource.com during fiscal 1999 would not have been materially different from the reported amounts for the year ended
December 31, 1999.

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

             10.5 --      2000 Director Stock Option Plan.

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