Form 10-Q
period 2000-03-31
APPLIX INC /MA/
filed 2000-05-10
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

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

         REGISTRANT HAD 11,267,306 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT MAY 3, 2000.

                                  APPLIX, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

  Part I -  Financial Information

  Item 1.   Consolidated Financial Statements:

        Consolidated Balance Sheets as of
            March 31, 2000 (unaudited) and December 31, 1999                 3


        Unaudited Consolidated Statements of Operations
            for the three months ended March 31, 2000 and 1999               4


        Unaudited Consolidated Statements of Cash Flows
            for the three months ended March 31, 2000 and 1999               5


        Notes to Consolidated Financial Statements                         6-8


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-17

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk      18

  Part II - Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                18


  Signature                                                                 19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              MARCH 31,
                                                                                                2000       DECEMBER 31,
                                                                                             (UNAUDITED)      1999
                                                                                             -----------   ------------
                                  ASSETS
                                  ------
Current assets:
  Cash and cash equivalents                                                                    $  8,980    $ 10,321
  Short-term investments                                                                         15,376      15,155
  Accounts receivable, less allowance for doubtful accounts
    of $600 and $598 at March 31, 2000 and
    December 31, 1999, respectively                                                              13,634      13,971
  Other current assets                                                                            4,188       3,895
  Deferred tax asset                                                                              3,001       3,001
                                                                                               --------    --------
    Total current assets                                                                         45,179      46,343

Property and equipment, at cost                                                                  15,464      14,640
Less accumulated amortization and depreciation                                                  (11,392)    (10,948)
                                                                                               --------    --------
  Net property and equipment                                                                      4,072       3,692
Capitalized software costs, net of accumulated
  amortization of $545 and $2,956 at March 31, 2000
  and December 31, 1999, respectively (see Note G)                                                  465         457
Other assets                                                                                      4,101       4,189
                                                                                               --------    --------

    Total assets                                                                               $ 53,817    $ 54,681
                                                                                               ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
  Accounts payable                                                                             $  2,734    $  2,587
  Accrued liabilities                                                                             6,527       7,405
  Deferred revenue                                                                                8,006       7,896
                                                                                               --------    --------
    Total current liabilities                                                                    17,267      17,888

Notes payable                                                                                     1,080       1,080

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized
  Common stock, $.0025 par value; 30,000,000 shares
    authorized; 11,543,057  and 11,449,300 shares issued at
    March 31, 2000 and December 31, 1999, respectively                                               29          29
  Capital in excess of par value                                                                 47,689      47,113
  Accumulated deficit                                                                            (9,153)     (8,356)
  Accumulated other comprehensive loss                                                             (578)       (556)
  Unearned compensation                                                                          (1,440)     (1,440)
  Treasury stock, 306,198 shares, at cost                                                        (1,077)     (1,077)
                                                                                               --------    --------
    Total stockholders' equity                                                                   35,470      35,713
                                                                                               --------    --------

    Total liabilities and stockholders' equity                                                 $ 53,817    $ 54,681
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

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED
                                                                                ---------------------------------
                                                                                   MARCH 31,         MARCH 31,
                                                                                      2000              1999
                                                                                --------------     --------------

License revenue                                                                     $  6,422         $  7,483
Service revenue                                                                        5,999            5,463
                                                                                    --------         --------

     Total revenue                                                                    12,421           12,946

Cost of license revenue                                                                  612              525
Cost of service revenue                                                                3,901            3,111
                                                                                    --------         --------

     Gross margin                                                                      7,908            9,310

Operating expenses:
     Selling and marketing                                                             5,863            5,509
     Research and development                                                          2,734            2,313
     General and administrative                                                          946            1,089
                                                                                    --------         --------

     Total operating expenses                                                          9,543            8,911
                                                                                    --------         --------

Operating income (loss)                                                               (1,635)             399
Interest income, net                                                                     369              227
                                                                                    --------         --------

Net income (loss) before income taxes                                                 (1,266)             626

Provision for (benefit from) income taxes                                               (469)             231
                                                                                    --------         --------
Net income (loss)                                                                   ($   797)        $    395
                                                                                    ========         ========
Basic earnings (loss) per share (see Note C)                                        ($  0.07)        $   0.04
                                                                                    ========         ========
Diluted earnings (loss) per share (see Note C)                                      ($  0.07)        $   0.04
                                                                                    ========         ========
Weighted average common and potential common shares
  outstanding:
     Basic                                                                            11,043           10,439
                                                                                    ========         ========
     Diluted                                                                          11,043           11,111
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

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                               MARCH 31,          MARCH 31,
                                                                 2000               1999
                                                              -----------        -----------
Operating activities:
Net income (loss)                                              ($    797)        $    395
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                      444              366
   Amortization of capitalized software costs                        218              201
   Amortization of goodwill                                           88               30
   Changes in operating assets and liabilities:
     Accounts receivable                                             337              412
     Other current assets                                           (293)              79
     Accounts payable                                                147              (68)
     Accrued liabilities                                            (878)          (1,130)
     Deferred revenue                                                110              575
                                                                --------         --------

   Cash (used in) provided by operating activities                  (624)             860

Investing activities:
   Purchase of property and equipment                               (824)            (283)
   Capitalized software costs                                       (226)            (187)
   Purchase of short-term investments                            (15,376)         (14,064)
   Maturities of short-term investments                           15,155            4,041
                                                                --------         --------

   Cash used in investing activities                              (1,271)         (10,493)

Financing activities:
   Proceeds from exercise of incentive stock options and
     employee stock purchase plans                                   576              615
   Principal payments under capital lease obligations                 --              (29)
                                                                --------         --------

   Cash provided by financing activities                             576              586

   Effect of exchange rate changes on cash                           (22)             (15)
                                                                --------         --------

   Net decrease in cash and cash equivalents                      (1,341)          (9,062)

Cash and cash equivalents at beginning of period                  10,321           17,404
                                                                --------         --------

Cash and cash equivalents at end of period                      $  8,980         $  8,342
                                                                ========         ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:
         Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. Applix operates two dedicated business units. The eBusiness Division focuses on enabling customers to automate their front office business operations including customer relationship management and business planning. The Linux Division is a leading provider of Internet accessible, Linux-based applications and technologies, and is a leading provider of open source auction services and collaborative open source software content.

B.  BASIS OF PRESENTATION:
         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
         The results of the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

C.  COMPUTATION OF NET EARNINGS PER COMMON SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock which consists of stock options and restricted stock.

         The following table sets forth the computations of basic and diluted earnings per share:

  (in thousands except per share data)                Three Months Ended
                                               ---------------------------------
                                                  March 31,         March 31,
                                                    2000               1999
                                               -------------      --------------
  Basic:
     Net income (loss)                             ($   797)          $   395
     Weighted average shares outstanding             11,043            10,439
     Net income (loss) per common share            ($  0.07)          $  0.04

  Diluted:
     Net income (loss)                             ($   797)          $   395
     Weighted average shares outstanding             11,043            10,439
     Net effect of dilutive stock options                --               672
                                                    -------           -------
     Total                                           11,043            11,111
     Net income (loss) per common share            ($  0.07)          $  0.04

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

                                 Three Months Ended
                                      March 31
                                -------------------
                                 2000         1999
                                ------       ------

Net income (loss)              ($ 797)        $ 395
                                -----         -----
Other comprehensive loss          (22)          (15)

Total comprehensive
 income (loss)                 ($ 819)        $ 380
                                =====         =====


F.  EFFECT OF RECENT  ACCOUNTING PRONOUNCEMENTS
         In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations.
         In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.
         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.  ADJUSTMENT OF FULLY AMORTIZED CAPITALIZED SOFTWARE DEVELOPMENT COSTS
         In the quarter ended March 31, 2000, the Company wrote-off $2,629,000 of fully amortized capitalized software development costs. As of December 31, 1999, the Company had $457,000 in capitalized software costs consisting of $3,413,000 cost, net of accumulated amortization of $2,956,000. As of March 31, 2000, subsequent to the write-off of the fully amortized portion, the Company had $465,000 in capitalized software costs consisting of $1,010,000 cost, net of accumulated amortization of $545,000.

H. REPORTABLE SEGMENTS
         The Company operates in two business segments which offer different products and services. A summary of the Company's operations by business segment for the three months ended March 31, 2000 and March 31, 1999 is as follows:

 (in thousands)

                                          Linux       eBusiness
                                         Division      Division     Consolidated
                                        ----------------------------------------

 Three months ended March 31, 2000
    Revenue                              $ 3,144       $ 9,277        $ 12,421
    Operating income (loss)                  734        (2,369)         (1,635)

 Three months ended March 31, 1999
    Revenue                              $ 4,697       $ 8,249        $ 12,946
    Operating income (loss)                2,367        (1,968)            399

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Total revenue decreased 4% to $12,421,000, for the quarter ended March 31, 2000 from $12,946,000 for the quarter ended March 31, 1999. Overall license revenue decreased 14% to $6,422,000 for the quarter ended March 31, 2000 from $7,483,000 for the quarter ended March 31, 1999. License revenue from the eBusiness Division increased 2% to $5,095,000 for the quarter ended March 31, 2000 from $4,973,000 for the same period in 1999. License revenues in the Linux Division decreased 47% to $1,327,000 for the quarter ended March 31, 2000 from $2,510,000 for the quarter ended March 31, 1999. The decrease in the Linux Division license revenues is the result of a 62% decline in sales of the legacy Applixware for Unix products to $801,000 for the quarter ended March 31, 2000 from $2,129,000 for the same period in 1999. The decline in the legacy Applixware product license revenue was partially offset by a 38% increase in sales of the Linux products to $526,000 for the quarter ended March 31, 2000 from $381,000 for the same period in 1999. The Company expects legacy Applixware for Unix revenues to continue to decline throughout the remainder of 2000.
         Domestic license revenue increased 1% to $2,069,000 for the quarter ended March 31, 2000 from $2,051,000 for the same period in 1999. License revenue in the government sector decreased 94% to $19,000 for the quarter ended March 31, 2000 from $318,000 for the same period in 1999. Revenue from government customers has fluctuated significantly in the past, and the Company expects the fluctuations to continue. International license revenue decreased 20% to $4,353,000 for the quarter ended March 31, 2000 from $5,432,000 for the same period in 1999 mainly attributed lower license fees in Europe and Asia offset by increased license fees in Latin America.
         The Company's future license fee revenue growth will be particularly dependent on the continued acceptance of Applix iEnterprise and Applix iTM1 on a global basis.
         Service revenue increased 10% to $5,999,000 for the quarter ended March 31, 2000 (or 48% of total revenues) from $5,463,000 (or 42% of total revenues) for the same period in 1999. This increase was due to increased maintenance revenue from the Company's growing eBusiness customer base and the expansion of the Company's consulting service offerings for eBusiness products.
         Gross margin decreased to 64% for the three months ended March 31, 2000 from 72% for the same period in 1999. The decrease in gross margin is primarily the result of the quarterly increase in service revenue, which has a significantly lower gross margin than license revenue, as a percentage of total revenue. License revenue gross margin decreased to 90% for the quarter ended March 31, 2000 from 93% for the quarter ended March 31, 1999. Service revenue gross margin decreased to 35% for the quarter ended March 31, 2000 from 43% for the same period in 1999, due to an increase in the number of consulting and support employees servicing the growing customer base and the cost of outside consultants used for the Applix iEnterprise product line.
         Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 6% to $5,863,000 for the quarter ended March 31, 2000 from $5,509,000 for the quarter ended March 31, 1999. Selling and marketing expenses increased as a percentage of total revenue to 47% for the quarter ended March 31, 2000 from 43% for the quarter ended March 31, 1999. The increase was primarily due to increased staffing levels associated with hiring additional sales representatives in the eBusiness Division and additional spending for marketing programs in both the eBusiness and Linux Divisions. The Company expects selling and marketing expenses to continue to increase in absolute dollars and as a percentage of revenue for the remainder of 2000.
         Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 18% to $2,734,000 for the quarter ended March 31, 2000 from $2,313,000 for the quarter ended March 31, 1999 and were 22% of total revenue for the quarter ended March 31, 2000 and 18% of total revenue for the quarter ended March 31, 1999. The increase in total spending is attributable to increased staffing and the cost of outside consultants in both the Linux and eBusiness Divisions as well as increased investment in the Linux Division product development and eBusiness internet initiatives. Total research and development expenses, including capitalized software costs, increased to $2,960,000, including $226,000 in capitalized software development costs, or 24% of total revenues for the quarter ended March 31, 2000 from $2,500,000, including $187,000 in capitalized software development costs, or 19% of total revenue for the quarter ended March 31, 1999. The Company expects research and development expenses to continue to increase in absolute dollars and as a percentage of revenue for the remainder of 2000.
         General and administrative expenses, which include the costs of the finance, human resources and administrative functions, decreased 13% to $946,000 for the quarter ended March 31, 2000 from $1,089,000 for the same period in 1999, and were 8% of total revenue for both March 31, 2000 and 1999 due to lower compensation costs. The Company expects general and administrative expenses to increase in absolute dollars and as a percentage of revenue for the remainder of 2000.
         Interest income increased to $369,000 from $227,000 due to more funds available for investments during the three months ended March 31, 2000 as well as slightly higher interest rates.
         The Company recorded a benefit from income taxes for the quarter ended March 31, 2000 of $469,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax provision of $231,000 at the same effective rate for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had cash, cash equivalents, and short term investments of $24,356,000 and working capital of $27,912,000. During the quarter ended March 31, 2000, the Company had a net decrease in cash and cash equivalents of $1,341,000 from the balance as of December 31, 1999. The Company used cash for operating activities of $624,000 for the three months ended March 31, 2000. The components were a net loss of $797,000, offset by non-cash charges from depreciation and amortization of $750,000 and decreased working capital of $577,000. An additional $1,271,000 was used in investing activities, primarily for the purchase of fixed assets of $824,000 and capitalized software costs of $226,000. The fixed asset purchases were related to equipment and facility expenditures associated with the Linux Division as well as equipment and the funding of software development capitalized in the eBusiness Division. In addition, the Company purchased $221,000 in short term investments, net of maturities. Offsetting the cash used for operating activities and investing activities, the Company generated $576,000 in financing activities, substantially from the proceeds of the exercise of incentive stock options and stock purchases pursuant to the Company's employee stock purchase plan. The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in 2000. To date, inflation has not had a material adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         An investment in our shares is extremely risky. This section describes some of the risk factors involved in purchasing our common stock. You should carefully consider the following factors, in addition to the other information presented in this Form 10-Q, in evaluating us and our business. Any of the following risks could seriously harm our business and cause the trading price of our common stock to decline, which could cause you to lose all or part of your investment.

   Risk Factors Related To Applix, Inc.

         On January 25, 2000, we announced plans to establish the operations of our Linux Division as a separate subsidiary and to raise capital through a private placement. On April 18, 2000, the Company announced that it had created a wholly owned subsidiary for its Linux Division and would provide up to $6,000,000 in capital to finance the growth of the Linux Division. As a result, the Linux Division would become an independent company. Planning and implementing the separation of the Linux Division from Applix has required and will continue to require the dedication of management resources, and we expect to incur certain incremental expenses in future periods related to the separation. These efforts may disrupt our ongoing business activities. These factors could have an adverse affect on our results of operations or financial condition. In addition, a significant portion of our operational and administrative infrastructure represents costs that are fixed. Accordingly, these costs may represent a greater percentage of sales after the separation and thus could adversely affect our results of operations.

         It is anticipated that Applix will provide transitional services to support the Linux Division operations once it is spun off. These transitional services relate to information technology systems, supply chain management, human resources administration, product order administration, customer service, buildings and facilities, treasury management, and legal, finance, and accounting. If Applix does not provide these services at an adequate level following the spin-off, it may be held liable for losses suffered as a result by the Linux Division. After the expiration of these various arrangements, we may not be able to effectively re-deploy the employees performing these services in a timely manner, and our financial results could be adversely affected.

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

         We intend to hire a significant number of additional research and development, support, sales and marketing and other personnel during the remainder of 2000. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

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

         As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

         - we may have difficulty managing and administering a globally-dispersed business;
         - fluctuations in exchange rates may negatively affect our operating results;
         - we may not be able to repatriate the earnings of our foreign operations;
         - we have to comply with a wide variety of foreign laws with which we are not familiar;
         - we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;
         -reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;
         - export controls could prevent us from shipping our products into and from some markets;
         - multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;
         - changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

         - economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

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

   Risk Factors Related To Our eBusiness

         The internet-based customer relationship management (iCRM) market is new and is likely to change rapidly. The iCRM market encompasses software solutions that enable companies to automate their employee-facing activities, such as sales force automation, customer service, consumer business analytics, and help desk support, as well as customer facing activities such as email, voicemail, customer self-services, on-line chat, and ecommerce. Our future success will depend on our ability to effectively and timely anticipate changing customer requirements and offer products and services that meet these demands. Potential customers may seek features that our products do not have. As a result, we may need to develop these features, and this may result in a longer sales cycle, increased research and development expenses and reduced profit margins. In addition, the development of new or enhanced iCRM products is a complex and uncertain process. We may experience design, development, marketing and other difficulties that could delay or prevent the introduction of new products and enhancements. For example, our ability to introduce new products would be impaired if we cannot continue to attract, hire, train and retain highly skilled personnel.

         If we fail to compete successfully in the highly competitive and rapidly changing iCRM market, we may not be able to succeed. We face competition primarily from customer relationship management software firms, emerging Internet customer interaction software vendors and computer telephony software companies. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

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

         We rely on systems integrators to promote, sell and implement our solution. If we fail to maintain and develop relationships with systems integrators, our revenues will likely suffer. We currently rely on systems integrators such as Consist International, HiServe, Pinck Softech, Readmar, JBA Software, Dynamic Decision, Revelwood, Armstrong Laing, Breakaway Solutions, ONE Inc., and Webegg to recommend our products to their customers and to install our products. If we are unable to rely on systems integrators to implement our products, we will likely have to provide these services ourselves, resulting in increased costs. As a result, our results of operation may be harmed. In addition, systems integrators may develop, market or recommend products that compete with our products. For this reason, we must cultivate our relationships with these firms, and our failure to do so could result in reduced sales revenues. Further, if these systems integrators fail to implement our products successfully, our reputation may be harmed.

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

   Risks Factors Related To The Linux Division

         Although the Company has operated its Applixware business since 1989, the Linux Division was established only recently, and it is difficult to predict whether the Linux Division will be successful because it has a short operating and sales history. The introduction of the Linux Division's primary products and services, Applixware for Linux, Anyware, and CoSource.com began in 1998. The revenue and income potential of this business and market is unproven, and the limited operating history makes it difficult to evaluate the Linux Division and its future prospects. We anticipate that the Linux Division will make significant investments in its sales and marketing programs, personnel recruitment, product development and infrastructure. Therefore, it is likely that the Linux Division will continue to experience losses on a quarterly and annual basis for the foreseeable future. The Linux Division's prospects are subject to risks and difficulties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. The ability to address these risks depends on a number of factors, which include the ability to:

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

         The Linux Division may not be successful in meeting these challenges and addressing these risks and uncertainties. If they are unable to do so, their business will not be successful.

         Although the Anyware product line accounted for less than 1% of our product revenue in 1999, we expect that the Anyware products, and future upgraded versions of these products, will account for a substantial portion of the Linux Division's revenue for the foreseeable future. Our future financial performance will depend on increasing acceptance of our current Anyware products and on the successful development, introduction and customer acceptance of new and enhanced versions of these products. Our business could be harmed if we fail to deliver the enhancements to our products that customers want.

         If other versions of Linux-based office productivity suites are developed and achieve market acceptance, customers may become less likely to purchase our products, and our sales would suffer. Further, if free versions of Linux-based office productivity suites are developed and achieve market acceptance, our sales would suffer. In addition, we may be required to add functionality to our Linux-based office productivity suite, which would increase our operating expense. Competing products are currently available from Corel, Sun (Star Office), ABISource and Gnomeric.

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

         We will need significant additional funds, which we may be unable to obtain on terms acceptable to us or at all. The expansion and development of our business will require significant capital to fund our operating losses, working capital needs and capital expenditures. During the next twelve months, we expect to meet our cash requirements with existing cash and cash equivalents. Our failure to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Future equity or debt financing may not be available to us on favorable terms or at all. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business and prospects to suffer.

         For our business to succeed, we must effectively market our integrated system and service solution. If our service organization does not meet the needs or expectations of customers, we face an increased risk that customers will purchase systems from other integrated solution providers or purchase systems from one vendor and services from a Linux specialist.

         The quality of our products and services is dependent on the efforts and the expertise of members of the open source community. If we do not continue to work productively with these members, our ability to provide product enhancement and quality services will be harmed, which would harm our revenues and compromise our reputation in the open source community and with customers.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
The exhibit filed as a part of this Form 10-Q is the following:

EXHIBIT 27.1:  Financial Data Schedule

(B)  REPORTS ON FORM 8-K
The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           APPLIX, INC.


                                           By: /s/ Edward Terino
                                               -----------------
                                               Edward Terino
                                               Chief Financial Officer
                                               (principal financial officer)


Date:  May 10, 2000