Form 10-Q
period 2000-06-30
APPLIX INC /MA/
filed 2000-08-11
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

     REGISTRANT HAD 11,396,438 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 9, 2000.

                                  APPLIX, INC.

                                      INDEX


                                                                        PAGE NO.

  PART I - FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements:

       Condensed Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999 (unaudited)                  3


       Unaudited Condensed Consolidated Statements of Operations
            For the three months ended June 30, 2000 and 1999                4


       Unaudited Condensed Consolidated Statements of Operations
            For the six months ended June 30, 2000 and 1999                  5


       Unaudited Condensed Consolidated Statements of Cash Flows
            For the six months ended June 30, 2000 and 1999                  6


       Notes to Condensed Consolidated Financial Statements               7-10


  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11-15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       15

  PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders              16

  Item 6.  Exhibits and Reports on Form 8-K                                 16


  Signature                                                                 17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  APPLIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                 JUNE 30,           DECEMBER 31,
                                                   2000                 1999
                                                ---------           ------------

       ASSETS

Current assets:
 Cash and cash equivalents                       $  8,035            $ 10,321
 Short-term investments                            14,630              15,155
 Accounts receivable, less allowance
  for doubtful accounts of $716 and
  $598, respectively                               11,119              13,971
 Other current assets                               3,362               3,895
 Deferred tax asset                                 4,919               3,001
                                                 --------            --------
   Total current assets                            42,065              46,343

Property and equipment, at cost                    16,346              14,640
Less accumulated amortization and
 depreciation                                     (11,866)            (10,948)
                                                 --------            --------
 Net property and equipment                         4,480               3,692
Capitalized software costs, net of
 accumulated amortization of $795
 and $2,956, respectively (see note G)                639                 457
Other assets                                        3,834               4,189
                                                 --------            --------
   Total assets                                  $ 51,018            $ 54,681
                                                 ========            ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of note payable to
  related party                                  $    360            $    360
 Accounts payable                                   3,908               2,227
 Accrued liabilities                                6,135               7,405
 Deferred revenue                                   7,220               7,896
                                                 --------            --------
   Total current liabilities                     $ 17,623            $ 17,888

Notes payable to related party                        900               1,080

Stockholders' equity:
 Common stock, $.0025 par value; 30,000,000
  shares Authorized; 11,273,233 and
  10,815,670 shares issued,
  respectively                                         29                  29
 Capital in excess of par value                    47,826              47,113
 Accumulated deficit                              (12,421)             (8,356)
 Accumulated other comprehensive loss                (602)               (556)
 Unearned compensation                             (1,260)             (1,440)

Treasury stock, 306,198 shares, at cost            (1,077)             (1,077)
                                                 --------            --------
   Total stockholders' equity                      32,495              35,713
                                                 --------            --------
   Total liabilities and stockholders' equity    $ 51,018            $ 54,681
                                                 ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                        ------------------------
                                                        JUNE 30,        JUNE 30,
                                                          2000            1999
                                                        --------        --------

License revenue                                         $  6,101        $  8,545
Service revenue                                            5,545           5,607
                                                        --------        --------
          Total revenue                                   11,646          14,152

Cost of license revenue                                      807             677
Cost of service revenue                                    3,759           3,106
                                                        --------        --------
          Gross margin                                     7,080          10,369

Operating expenses:
          Selling and marketing                            8,572           6,001
          Research and development                         2,886           2,404
          General and administrative                       1,107           1,190
                                                        --------        --------
          Total operating expenses                        12,565           9,595
                                                        --------        --------
Operating income (loss)                                   (5,485)            774
Interest income, net                                         299             265
                                                        --------        --------
Net income (loss) before income taxes                     (5,186)          1,039

Provision (benefit) for income taxes                      (1,918)            384
                                                        --------        --------
Net income (loss)                                         (3,268)            655
                                                        ========        ========
Basic earnings (loss) per share
 (see Note C)                                           $  (0.29)       $   0.06
                                                        ========        ========
Diluted earnings (loss) per share
 (see Note C)                                           $  (0.29)       $   0.06
                                                        ========        ========
Weighted average common and common
  equivalent shares outstanding:
          Basic                                           11,245          10,502
                                                        ========        ========
          Diluted                                         11,245          11,290
                                                        ========        ========


         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         SIX MONTHS ENDED
                                                      -----------------------
                                                      JUNE 30,       JUNE 30,
                                                        2000           1999
                                                      --------       --------

License revenue                                       $ 12,523       $ 16,028
Service revenue                                         11,544         11,070
                                                      --------       --------
          Total revenue                                 24,067         27,098

Cost of license revenue                                  1,419          1,348
Cost of service revenue                                  7,660          6,217
                                                      --------       --------
          Gross margin                                  14,988         19,533

Operating expenses:
          Selling and marketing                         14,435         11,509
          Research and development                       5,620          4,717
          General and administrative                     2,053          2,133
                                                      --------       --------
          Total operating expenses                      22,108         18,359
                                                      --------       --------
Operating income (loss)                                 (7,120)         1,174
Interest income, net                                       668            491
                                                      --------       --------
Net income (loss) before income taxes                   (6,452)         1,665

Provision (benefit) for income taxes                    (2,387)           615
                                                      --------       --------
Net income (loss)                                     $ (4,065)      $  1,050
                                                      ========       ========
Basic earnings (loss) per share (see Note C)          $  (0.36)      $   0.10
                                                      ========       ========
Diluted earnings (loss) per share (see Note C)        $  (0.36)      $   0.09
                                                      ========       ========
Weighted average common and common equivalent
  shares outstanding:
          Basic                                         11,217         10,471
                                                      ========       ========
          Diluted                                       11,217         11,197
                                                      ========       ========



         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                          ---------------------
                                                          JUNE 30,     JUNE 30,
                                                            2000         1999
                                                          --------     --------
Operating activities:
Net income (loss)                                         $ (4,065)    $  1,050
Adjustments to reconcile net income (loss)
   to net cash
   Provided by (used for) operating activities:
    Depreciation and amortization                            1,560        1,225
    Amortization of deferred compensation                      360           --
    Changes in operating assets and liabilities:
      Accounts receivable                                    2,853          555
      Other current assets                                     533          454
      Accounts payable                                       1,681         (515)
      Accrued liabilities                                   (3,188)        (405)
      Deferred revenue                                        (676)       1,067
                                                          --------     --------
    Cash provided by (used for)
     operating activities                                     (942)       3,431

Investing activities:
    Purchase of property and equipment                      (1,706)        (467)
    Capitalized software costs                                (650)        (383)
    Purchase of short-term investments                     (17,176)     (25,844)
    Maturities of short-term investments                    17,701       13,448
                                                          --------     --------
                                                            (1,831)     (13,246)
    Cash used in investing activities

Financing activities:
Proceeds from exercise of incentive
    stock options and employee stock
    purchase plans                                             713          714
Payment of long term debt                                     (180)          --
Purchase of treasury stock                                      --         (144)
Principal payments under capital
    lease obligations                                           --          (57)
                                                          --------     --------
Cash provided by financing activities                          533          513

Effect of exchange rate changes on cash                        (46)         (20)
                                                          --------     --------
Net decrease in cash and cash equivalents                   (2,286)      (9,322)

Cash and cash equivalents at beginning of period            10,321       17,404
                                                          --------     --------
Cash and cash equivalents at end of period                $  8,035     $  8,082
                                                          ========     ========
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes                     $     --     $     70
                                                          ========     ========





         The accompanying notes are an integral part of the consolidated financial statements.

                                  APPLIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. Applix operates two dedicated business units. The eBusiness Division focuses on enabling customers to automate their front office business operations including customer relationship management and business analytics. The VistaSource Division is a provider of Internet accessible, Linux and Unix based office productivity applications and technologies, and is a provider of open source auction services and collaborative open source software content.

B. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principals. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on March 30, 2000. The results of the three-and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

C. COMPUTATION OF NET EARNINGS PER COMMON SHARE

     Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares which consists of stock options and unvested shares of restricted stock.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


     The following table sets forth the computations of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ------------------------    ----------------------
                                                        JUNE 30,        JUNE 30,    JUNE 30,      JUNE 30,
  (in thousands, except per share data)                  2000             1999        2000          1999
                                                        --------        --------    --------      --------

  BASIC:
     Net income (loss)                                  $ (3,268)        $   655    $ (4,065)     $  1,050
     Weighted average shares outstanding                  11,245          10,502      11,217        10,471
     Net income (loss) per common share                 $  (0.29)        $  0.06    $  (0.36)     $   0.10

  ASSUMING DILUTION:
     Net income (loss)                                  $ (3,268)        $   655    $ (4,065)     $  1,050
     Weighted average shares outstanding                  11,245          10,502      11,217        10,471
     Net effect of dilutive stock options                     --             788          --           726
                                                        --------         -------    --------      --------
     Total                                                11,245          11,290      11,217        11,197
     Net income (loss) per common share                 $  (0.29)        $  0.06    $  (0.36)     $   0.09


     Potential common shares were excluded from the calculation of net loss per share for the periods ended June 30, 2000 since their inclusion would be antidilutive. As a result, potential common shares excluded from the calculation of diluted loss per share were 915,265 and 1,324,293 for the three and six months ended June 30, 2000.


D. SHORT-TERM INVESTMENTS

     All short-term investments are classified as available-for-sale, and are in liquid high-grade commercial paper with original maturities beyond three months and less than twelve months. Securities are marked to market and the resulting unrealized gains and losses have been insignificant.


E. COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes foreign currency translation adjustments.


  (in thousands)                               Three Months Ended June 30      Six Months Ended June 30
                                               --------------------------      ------------------------
                                                2000                1999         2000             1999
                                               -----               ------      ------           -------

  Net income (loss)                            $(3,268)            $655        $(4,064)          $1,050
  Other comprehensive
    loss                                           (24)              (5)           (46)             (20)
                                               -------             ----        -------           ------
  Total comprehensive income (loss)            $(3,292)            $650        $(4,110)          $1,030
                                               =======             ====        =======           ======

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

F. EFFECT OF RECENT ACCOUNTING PRONOUNCMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations.
     In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.
     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


G. ADJUSTMENT OF FULLY AMORTIZED CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     In the quarter ended March 31, 2000, the Company wrote off $2,629,000 of fully amortized capitalized software development costs. As of December 31, 1999, the Company had $457,000 in capitalized software costs consisting of $3,413,000 cost, net of accumulated amortization of $2,956,000. As of June 30, 2000, subsequent to the write-off of the fully amortized portion, the Company had $639,000 in capitalized software costs consisting of $1,434,000 cost, net of accumulated amortization of $795,000.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


H. REPORTABLE SEGMENTS

     The Company operates in two business segments which offer different products and services. A summary of the Company's operations by business segment for the three and six months ended June 30, 2000 and June 30, 1999 is as follows:



  (in thousands)                        VistaSource    eBusiness   Consolidated
                                        -----------    ---------   ------------

  THREE MONTHS ENDED JUNE 30, 2000
     Revenue                               $ 2,708       $ 8,938     $ 11,646
     Operating loss                           (940)       (4,545)      (5,485)

  SIX MONTHS ENDED JUNE 30, 2000
     Revenue                               $ 5,852       $18,215     $ 24,067
     Operating loss                           (208)       (6,912)      (7,120)


                                        VistaSource    eBusiness   Consolidated
                                        -----------    ---------   ------------

  THREE MONTHS ENDED JUNE 30, 1999
     Revenue                               $ 6,189       $ 7,963     $ 14,152
     Operating income (loss)                 3,543        (2,769)         774

  SIX MONTHS ENDED JUNE 30, 1999
     Revenue                               $10,886       $16,212     $ 27,098
     Operating income (loss)                 5,910        (4,736)       1,174

                                  APPLIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

     In October 1995, the Company acquired Target Systems Corporation, which developed and marketed customer interaction software. In October 1996, the Company acquired Sinper Corporation, doing business under the name TM1, which developed and marketed software used for on-line analytical processing (OLAP). These two acquisitions enabled Applix to expand its product offerings to include front office business applications. The eBusiness Division focuses on front office business applications which include Applix iEnterprise, the Company's offering in the customer relationship management (CRM) market, and Applix iTM1, the Company's real time multi-dimensional analysis software for business intelligence applications.

     In 1996 the Company introduced its Applix Anyware product line, an application development and deployment solution that leverages Java to customize and deploy Applixware's full suite of applications. Applix Anyware delivers the functionality of Applixware, Applix iTM1 and Applix iEnterprise to "thin-client" computing environments (i.e. systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer).

     The Company acquired Cosource.com in December 1999 to expand its VistaSource Division into Internet accessibility and in a collaborative open source software web environment, in a transaction accounted for under the purchase method of accounting. Beginning December 11, 1999, the Company's operating results have included the operating results of Cosource.com.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 30, 2000.

     Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are described in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

     Total revenue decreased 18% to $11,646,000 for the quarter ended June 30, 2000 from $14,152,000 for the quarter ended June 30, 1999.

     License revenue decreased 29% to $6,101,000 for the quarter ended June 30, 2000 from $8,545,000 for the quarter ended June 30, 1999. This decline was primarily due to a $2,847,000 decrease in the Company's Unix based Applixware products versus the same quarter in the prior year. The decrease was partially offset by a 9% or $403,000 increase in the Company's eBusiness product offerings versus the same quarter last year. The Company expects Applixware for Unix license revenue to continue to decline throughout the remainder of 2000. As a result, the Company's future license revenue growth will be particularly dependent on the continued acceptance of the eBusiness division's iEnterprise and iTM1 product offerings on a global basis.

     Service revenue in the quarter of $5,545,000 was slightly below service revenue of $5,607,000 in the same quarter last year. Service revenues from the Company's eBusiness division increased $574,000 versus the same quarter last year but were offset by a decrease in service revenues of $635,000 in the VistaSource division versus the the same period in prior year. The decrease in VistaSource service revenues was primarily a result of a declining maintenance base for the Company's Unix based Applixware products. The Company expects Applixware for Unix revenues to continue to decline throughout the remainder of 2000.

     Domestic license revenue decreased 17% to $2,519,000 for the quarter ended June 30, 2000 from $3,053,000 for the same period in 1999 primarily due to a decrease in the Company's Unix based Applixware products versus the same quarter in the prior year. Domestic service revenue decreased 11% to $2,367,000 from $2,690,000 in the same quarter last year as a result of a declining maintenance base for the Company's Unix based Applixware products.

     International license revenue decreased 35% to $3,582,000 for the quarter ended June 30, 2000 from $5,492,000 for the same period in 1999 primarily due to a decrease in the Company's Unix based Applixware products versus the same quarter in the prior year. International service revenues increased by 9% to $3,178,000 from $2,916,000 in the same quarter last year as a result of an increase in the Company's eBusiness maintenance base which was partially offset by a decline in the maintenance base for the Company's Unix based Applixware products.

     Gross margin decreased to 61% for the three months ended June 30, 2000 from 73% for the same period in 1999. License revenue gross margins decreased to 87% for the quarter ended June 30, 2000 from 92% for the quarter ended June 30, 1999. The license margin percentage decrease was primarily related to an increase in royalty costs associated with the establishment of the retail channel in the VistaSource division. Service gross margins decreased to 32% for the second quarter of 2000 from

45% in the same period last year. The service margin percentage decrease was a result of an increase in support and consulting personnel related costs versus the same period last year.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 43% to $8,572,000 for the quarter ended June 30, 2000 from $6,001,000 for the quarter ended June 30, 1999. Selling and marketing expenses increased as a percentage of total revenue to 74% for the quarter ended June 30, 2000 from 42% for the quarter ended June 30, 1999. The increase was primarily due to increased staffing levels associated with hiring additional sales representatives in the eBusiness division and additional spending for marketing programs in both the eBusiness and VistaSource divisions.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 20% to $2,886,000 for the quarter ended June 30, 2000 from $2,404,000 for the quarter ended June 30, 1999 and were 25% of total revenue for the quarter ended June 30, 2000 versus 17% of total revenue for the quarter ended June 30, 1999. The increase in total spending is attributable to increased staffing and the cost of outside consultants in both the VistaSource and eBusiness divisions as well as increased investment in the VistaSource division product development and eBusiness Internet initiatives. Total research and development expenses, including capitalized software costs, increased to $3,137,000, including $251,000 in capitalized software development costs, or 27% of total revenues for the quarter ended June 30, 2000 from $2,600,000, including $196,000 in capitalized software development costs, or 18% of total revenue for the quarter ended June 30, 1999.

     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, decreased 17% to $1,107,000 for the quarter ended June 30, 2000 from $1,190,000 for the same period in 1999. General and administrative expenses were 10% of total revenue for June 30, 2000 and 8% of total revenue for the same period in 1999.

     Interest income increased to $299,000 from $265,000 due to higher interest rate yields during the three months ended June 30, 2000 versus the same period last year.

     The Company recorded a benefit from income taxes for the quarter ended June 30, 2000 of $1,918,000 based on the Company's estimated annual effective tax rate of 37%, compared to an income tax provision of $384,000 at the same effective rate for the same period in 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Total revenue decreased 11% to $24,067,000 for the six months ended June 30, 2000 from $27,098,000 for the six months ended June 30, 1999. This decline was primarily due to a $5,131,000 decrease in the Company's Unix based Applixware products and services versus the same period in the prior year partially offset by a 12% increase of $2,005,000 in the eBusiness division.

     License revenue decreased 22% to $12,523,000 for the six months ended June 30, 2000 from $16,028,000 for the six months ended June 30, 1999. This decline was primarily due to a $4,127,000 decrease in the Company's Unix based Applixware products versus the same period in the prior year and was partially offset by an increase of 6% or $585,000 in the Company's eBusiness product offerings. The Company expects Applixware for Unix revenues to continue to decline throughout the remainder of 2000. As a result, the Company's future license revenue growth will be particularly dependent on the continued acceptance of the eBusiness division's iEnterprise and iTM1 product offerings on a global basis.

     Service revenue in the first half of 2000 totaling $11,544,000 was 4% above revenues of $11,070,000 in the same period last year. Service revenues from the Company's eBusiness division increased $1,420,000 or 21% versus the same period last year but were offset by a decrease in service revenues of $1,004,000 or 23% in the VistaSource division versus the the same period in prior year. The decrease in VistaSource service revenues was primarily a result of a declining maintenance base for the Company's Unix based Applixware products. The Company expects Applixware for Unix revenues to continue to decline throughout the remainder of 2000.

     Gross margin decreased to 62% for the six months ended June 30, 2000 from 72% for the six months ended June 30, 1999. License revenue gross margins decreased to 89% for the six months ended June 30, 2000 from 92% for the six months ended June 30, 1999. The margin percentage decrease was primarily related to an increase in royalty costs associated with the establishment of the retail channel in the VistaSource division. Service gross margins decreased to 34% for the first half of 2000 from 44% in the same period last year. The service margin percentage decrease was a result of an increase in support and consulting personnel related costs versus the same period last year.

     Selling and marketing expenses increased 25% to $14,435,000 for the six months ended June 30, 2000 from $11,509,000 for the six months ended June 30, 1999. Selling and marketing expenses increased as a percentage of total revenue to 60% for the six months ended June 30, 2000 from 42% in the same period in 1999. The increase was primarily due to increased staffing levels associated with hiring additional sales representatives in the eBusiness Division and additional spending for marketing programs in both the eBusiness and VistaSource Divisions.

     Research and development expenses increased 19% to $5,620,000 for the six months ended June 30, 2000 from $4,717,000 for the six months ended June 30, 1999 and increased as a percentage of total revenue to 23% for the six months ended June 30, 2000 from 17% for the six months ended June 30, 1999. Total research and development expenses, including capitalized software development costs, were $6,096,000, including $476,000 in capitalized software costs, or 25% of total revenue for the six months ended June 30, 2000 and $5,100,000, including $383,000 in capitalized software development costs, or 19% to total revenue for the six months ended June 30, 1999.

     General and administrative expenses decreased 4% to $2,053,000 for the six months ended June 30, 2000 from $2,133,000 for the same period in 1999, and were 9% and 8% of total revenue for the six months ended June 30, 2000 and 1999, respectively.

     Interest income increased to $668,000 from $491,000 due to higner interest rates earned during the six months ended June 30, 2000 versus the same period last year.

     The Company recorded a benefit from income tax for the six months ended June 30, 2000 of $2,387,000 based on the Company's estimated annual effective tax rate of 37%, compared to a tax provision of $615,000 at the same effective rate for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had cash, cash equivalents, and short term investments of $22,665,000 as compared to a balance of $25,476,000 as of December 31, 1999. Working capital decreased to $24,442,000 at June 30, 2000 from $28,455,000 at December 31, 1999.

     Cash used in the Company's operations amounted to $942,000 for the six months ended June 30, 2000. The net loss of $4,065,000 was partially offset by depreciation and amortization of $1,920,000 and $1,203,000 of cash provided by changes in working capital. Cash used in investing activities totaled $1,831,000 for the six months ended June 30, 2000 resulting from capital expenditures of $1,706,000 and capitalized software development costs of $650,000 which were partially offset by net redemptions of short term investments of $525,000.

     Cash provided from finance activities totaled $533,000 for the six months ended June 30, 2000. Proceeds received from the exercise of incentive stock options and the Company's employee stock purchase plan provided $713,000 which was partially offset by a note payment of $180,000.

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

At June 30, 2000 the Company held $17,531,000 in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all the securities will be sold within one year.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 5, 2000, the following proposals were adopted by the vote specified below:

                                              For        Against     Abstain

1) Election of Directors
    David Mahoney                           9,604,328      N.A.        N.A.
    Peter Gyenes                            9,604,328      N.A.        N.A.

2) Amendment to Company's 1994 Equity
    Incentive Plan                          3,540,596    789,270     624,616

3) Approve the Company's 2000 Director
    Stock Option Plan                       3,929,514    402,607     622,361

4) Ratification of PricewaterhouseCoopers
    LLP as independent auditors             9,986,286     39,472       5,806


N.A. - Not Applicable



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT 27.1: Financial Data Schedule

(B) REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APPLIX, INC.


                                            By: /s/ Edward Terino
                                               ------------------------------
                                               Edward Terino
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)


Date: August 10, 2000