Form 10-Q
period 2000-09-30
APPLIX INC /MA/
filed 2000-11-14
CIK 932112

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

     REGISTRANT HAD 11,678,274 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT NOVEMBER 2, 2000.

                                  APPLIX, INC.

                                      INDEX


                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

   Unaudited Condensed Consolidated Balance Sheets as of
     September 30, 2000 and December 31, 1999                              3


   Unaudited Condensed Consolidated Statements of Operations
     For the three months ended September 30, 2000 and 1999                4


   Unaudited Condensed Consolidated Statements of Operations
     For the nine months ended September 30, 2000 and 1999                 5


   Unaudited Condensed Consolidated Statements of Cash Flows
     For the nine months ended September 30, 2000 and 1999                 6


   Notes to Unaudited Condensed Consolidated Financial Statements        7-9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk        14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              15-16

  Signature                                                               16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2000            1999
                                                    -------------   ------------

                                     ASSETS

Current assets:
  Cash and cash equivalents                            $ 15,257       $ 10,321
  Short-term investments                                     --         15,155
  Accounts receivable, less allowance for
    doubtful accounts of $1,479 and $598,
    respectively                                         12,717         13,971
  Other current assets                                    3,091          3,895
  Deferred tax asset                                      3,001          3,001
    Total current assets                                 34,066         46,343

  Property and equipment, at cost                        16,868         14,640
  Less accumulated amortization and depreciation        (12,338)       (10,948)
       Net property and equipment                         4,530          3,692
  Capitalized software costs, net of accumulated
    amortization of $1,027 and $2,956, respectively       1,267            457
  Other assets                                            3,658          4,189
                                                       --------       --------
       Total assets                                    $ 43,521       $ 54,681
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable to related party     $    360       $    360
  Accounts payable                                        3,004          2,227
  Accrued liabilities                                     2,636          7,405
  Deferred revenue                                        5,948          7,896
                                                       --------       --------
       Total current liabilities
                                                         11,948         17,888

Notes payable to related party                              810          1,080
Commitments
Stockholders' equity:
  Common stock, $.0025 par value; 30,000,000 shares
    authorized; 11,654,060 and 11,449,300 shares issued,
    respectively                                             29             29
  Capital in excess of par value                         49,380         47,113
  Accumulated deficit                                   (14,646)        (8,356)
  Accumulated other comprehensive loss                     (633)          (556)
  Unearned compensation                                  (1,170)        (1,440)
  Notes receivable from stockholders                     (1,120)            --
  Treasury stock, 306,198 shares, at cost                (1,077)        (1,077)
                                                       --------       --------
       Total stockholders' equity                        30,763         35,713
                                                       --------       --------
       Total liabilities and stockholders' equity      $ 43,521       $ 54,681
                                                       ========       ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                 -------------     -------------
                                                     2000               1999
                                                     ----               ----

License revenue                                     $ 7,419           $ 8,359
Service revenue                                       5,447             6,207
                                                    -------           -------
    Total revenue                                    12,866            14,566

Cost of license revenue                                 738               573
Cost of service revenue                               3,736             3,441
                                                    -------           -------

    Gross margin                                      8,392            10,552

Operating expenses:
    Selling and marketing                             8,017             5,906
    Research and development                          2,827             2,516
    General and administrative                        1,140             1,089
                                                    -------           -------

    Total operating expenses                         11,984             9,511
                                                    -------           -------

Operating income (loss)                              (3,592)            1,041
Interest income, net                                    288               304
                                                    -------           -------

Net income (loss) before income taxes                (3,304)            1,345

Provision (benefit) for income taxes                 (1,079)              498
                                                    -------           -------

Net income (loss)                                    (2,225)              847
                                                    -------           -------

Basic earnings (loss) per share                     $ (0.20)           $ 0.08
                                                    =======           =======

Diluted earnings (loss) per share                   $ (0.20)           $ 0.07
                                                    =======           =======

Weighted average common and common equivalent shares
  outstanding:
    Basic                                            11,352            10,660
                                                    =======           =======
    Diluted                                          11,352            12,288
                                                    =======           =======




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        NINE MONTHS ENDED
                                                  ------------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2000              1999
                                                  -------------    -------------

License revenue                                      $ 19,942         $24,387
Service revenue                                        16,991          17,276
                                                     --------         -------
    Total revenue                                      36,933          41,663

Cost of license revenue                                 2,158           1,623
Cost of service revenue                                11,395           9,658
                                                     --------         -------
    Gross margin                                       23,380          30,382

Operating expenses:
    Selling and marketing                              22,453          17,415
    Research and development                            8,446           7,233
    General and administrative                          3,193           3,519
                                                     --------         -------
    Total operating expenses                           34,092          28,167
                                                     --------         -------

Operating income (loss)                               (10,712)          2,215
Interest income, net                                      956             795
                                                     --------         -------

Net income (loss) before income taxes                  (9,756)          3,010

Provision (benefit) for income taxes                   (3,466)          1,113
                                                     --------         -------

Net income (loss)                                      (6,290)        $ 1,897
                                                     ========         =======

Basic earnings (loss) per share                      $  (0.56)        $  0.18
                                                     ========         =======
Diluted earnings (loss) per share                    $  (0.56)        $  0.16
                                                     ========         =======
Weighted average common and common equivalent shares
  outstanding:
    Basic                                              11,261          10,535
                                                     ========         =======
    Diluted                                            11,261          11,707
                                                     ========         =======




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2000              1999
                                                  -------------    -------------
Operating activities:
Net income (loss)                                   $ (6,290)         $  1,897
Adjustments to reconcile net income (loss) to
  net cash Provided by (used for) operating
  activities:
  Depreciation and amortization                        2,351             1,934
  Amortization of deferred compensation                  540                --
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                    1,254             1,616
    (Increase) decrease in other current assets          804              (354)
    Increase in accounts payable                         777               161
    Increase (decrease) accrued liabilities           (4,769)              138
    Increase (decrease) deferred revenue              (1,948)              793
                                                     -------          --------
  Cash provided by (used for) operating activities    (7,281)            6,185

Investing activities:
  Purchase of property and equipment                  (2,228)             (864)
  Capitalized software costs                          (1,510)             (585)
  Purchase of short-term investments                 (21,922)          (33,979)
  Maturities of short-term investments                37,077            21,443
                                                     -------          --------
                                                      11,417           (13,985)
 Cash provided by (used for) investing activities

Financing activities:
  Proceeds from exercise of incentive stock options
    and employee stock purchase plans                  1,147             1,893
  Payment of long term debt                             (270)               --
  Purchase of treasury stock                              --              (145)
  Principal payments under capital lease obligations      --               (88)
                                                     -------          --------
  Cash provided by financing activities                  877             1,660

  Effect of exchange rate changes on cash                (77)               25
                                                     -------          --------
  Net increase (decrease) in cash and cash
    equivalents                                        4,936            (6,115)

Cash and cash equivalents at beginning of period      10,321            17,404
                                                     -------          --------
Cash and cash equivalents at end of period           $15,257           $11,289
                                                     =======           =======
NONCASH FINANCING ACTIVITIES:
Sale of common stock in exchange for a note
receivable to stockholders. (Note F)                 $ 1,120           $    --
                                                     =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes                $   110           $    88
                                                     =======           =======


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. Applix operates two dedicated business units. The CRM/Analytics division focuses on enabling customers to automate their front office business operations including customer relationship management and business planning. The VistaSource division is a provider of Internet accessible, Linux and Unix based applications and technologies, and is a provider of open source software development auction services and collaborative open source software content.

B. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on March 30, 2000. The results of the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


     The following table sets forth the computations of basic and diluted earnings per share:



  (in thousands, except per share data)          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          ---------------------------------   ------------------------------
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                2000              1999            2000             1999
                                          --------------------------------------------------------------------
BASIC:
   Net income (loss)                           $ (2,225)        $    847        $ (6,290)        $  1,897
   Weighted average shares outstanding           11,352           10,660          11,261           10,535
   Net income (loss) per common share          $  (0.20)        $   0.08        $  (0.56)        $   0.18

ASSUMING DILUTION:
   Net income (loss)                           $ (2,225)        $    847        $ (6,290)        $  1,897
   Weighted average shares outstanding           11,352           10,660          10,535
                                                                                                   11,261
   Net effect of dilutive stock options            --              1,628            --              1,172
                                               --------         --------        --------         --------
   Total                                         11,352           12,288          11,261           11,707
   Net income (loss) per common share          $  (0.20)        $   0.07        $  (0.56)        $   0.16


     Potential common shares were excluded from the calculation of net loss per share for the periods ended September 30, 2000 since their inclusion would be antidilutive. Potential common shares excluded from the calculation of diluted loss per share were 391,404 and 1,179,736 for the three and nine months ended September 30, 2000.


D. COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes foreign currency translation adjustments.


(in thousands)                              THREE MONTHS ENDED
                                         -----------------------            NINE MONTHS ENDED
                                              SEPTEMBER 30                    SEPTEMBER 30
                                           2000           1999            2000            1999
                                           ----           ----            ----            ----

Net income (loss)                        $(2,225)        $   847        $(6,290)        $ 1,897
 Other comprehensive loss                    (31)             45            (77)
                                                                                             25
                                         -------         -------        -------         -------
Total comprehensive income (loss)        $(2,256)        $   892        $(6,367)        $ 1,922
                                         =======         =======        =======         =======


                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

E. EFFECT OF RECENT ACCOUNTING PRONOUNCMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or result of operations. In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

F. SIGNIFICANT NONCASH TRANSACTIONS

     In September 2000, the Company issued 256,002 shares of common stock to certain stockholders in exchange for secured promissory notes due and payable on July 31, 2005. The aggregate amount of the notes totaled $1,120,000. The shares were sold at the fair market value on the grant date.

G. REPORTABLE SEGMENTS

     The Company operates in two business segments which offer different products and services. A summary of the Company's operations by business segment for the three and nine months ended September 30, 2000 and September 30, 1999 is as follows:

(in thousands)                         VISTASOURCE   CRM/ANALYTICS  CONSOLIDATED
                                       -----------   -------------  ------------

THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue                                $ 1,899        $10,967       $ 12,866
  Operating loss                          (1,425)        (2,167)        (3,592)

NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue                                $ 7,749        $29,184       $ 36,933
  Operating loss                          (1,633)        (9,079)       (10,712)

(in thousands)                         VISTASOURCE   CRM/ANALYTICS  CONSOLIDATED
                                       -----------   -------------  ------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
  Revenue                                $ 3,866        $ 10,700      $ 14,566
  Operating income (loss)                  1,542            (501)        1,041

NINE MONTHS ENDED SEPTEMBER 30, 1999
  Revenue                                $14,751        $ 26,912      $ 41,663
  Operating income (loss)                  7,452          (5,237)        2,215

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

     In October 1995, the Company acquired Target Systems Corporation, which developed and marketed customer interaction software. In October 1996, the Company acquired Sinper Corporation, doing business under the name TM1, which developed and marketed software used for on-line analytical processing (OLAP). These two acquisitions enabled Applix to expand its product offerings to include front office business applications. The CRM/Analytics Division focuses on front office business applications which include Applix iEnterprise, the Company's offering in the customer relationship management (CRM) market, and Applix iTM1, the Company's real time multi-dimensional analysis software for business intelligence applications.

     In 1996, the Company introduced its Applix Anyware product line, an application development and deployment solution that leverages Java to customize and deploy Applixware's full suite of applications. Applix Anyware delivers the functionality of Applixware, Applix iTM1 and Applix iEnterprise to "thin-client" computing environments (i.e. systems running a Java-enabled browser such as Netscape Navigator or Microsoft Explorer).

     The Company acquired Cosource.com in December 1999 to expand its VistaSource Division into Internet accessibility and into a collaborative open source software web environment, in a transaction accounted for under the purchase method of accounting. Beginning December 11, 1999, the Company's operating results have included the operating results of Cosource.com.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 30, 2000.

     Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

     Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are described in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenue decreased 12% to $12,866,000 for the quarter ended September 30, 2000 from $14,566,000 for the quarter ended September 30, 1999.

    License revenue decreased 11% to $7,419,000 for the quarter ended September 30, 2000 from $8,359,000 for the quarter ended September 30, 1999. This decline was primarily due to a $1,349,000 or 77% decrease in license revenue generated from the Company's Unix based Applixware products versus that in the same quarter in the prior year. The decrease was partially offset by a 6% or $409,000 increase in the Company's CRM/Analytics product offerings versus the same quarter last year. The Company expects Applixware for Unix license revenue to continue to decline throughout the remainder of 2000. As a result, the Company's future license revenue growth will be particularly dependent on the continued acceptance of the CRM/Analytics division's iEnterprise and iTM1 product offerings on a global basis.

    Service revenue in the quarter of $5,447,000 was below service revenue of $6,207,000 in the same quarter last year. Service revenues from the Company's CRM/Analytics division decreased $88,000 versus the same quarter last year and service revenues from the Company's VistaSource division decreased $672,000 versus the the same period in prior year. The decrease in VistaSource service revenues was primarily a result of a declining maintenance base for the Company's Unix based Applixware products. The Company expects Applixware for Unix service revenues to continue to decline throughout the remainder of 2000.

     Domestic license revenue increased 6% to $3,377,000 for the quarter ended September 30, 2000 from $3,184,000 for the same period in the prior year. Domestic license revenue for CRM/Analytics increased 40% for the quarter ended September 30, 2000 from the same period last year. This was offset by an 81% decrease in domestic revenues for the Applixware products for the quarter ended September 30, 2000 from the same period last year. Domestic service revenue decreased 20% to $2,202,000 from $2,754,000 in the same quarter last year as a result of a declining maintenance base for the Company's Unix based Applixware products offset by increased service revenue from the Company's CRM/Analytics business.

     International license revenue decreased 22% to $4,042,000 for the quarter ended September 30, 2000 from $5,175,000 for the same period in 1999 primarily due to a decrease in international sales of the Company's Unix based Applixware products versus the same quarter in the prior year. CRM/Analytics international license revenues increased by 6%. International service revenues decreased by 6% to $3,245,000 from $3,453,000 in the same quarter last year as a result of a decline in the maintenance base for the Company's Unix based Applixware products.

     Gross margin decreased to 65% for the three months ended September 30, 2000 from 72% for the same period in 1999. License revenue gross margins decreased to 90% for the quarter ended September 30, 2000 from 93% for the quarter ended September 30, 1999. The license margin percentage decrease was primarily related to an increase in cost of sales associated with the establishment of the retail channel in the VistaSource division. Service gross margins decreased to 31% for the third quarter of 2000 from 45% in the same period last year. The service margin percentage decrease is attributable to both the lower utilization of the Company's professional services organization in Europe as well as the decline in the VistaSource legacy Applixware maintenance revenue.

     Selling and marketing expenses, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 36% to $8,017,000 for the quarter ended September 30, 2000 from $5,906,000 for the quarter ended September 30, 1999. Selling and marketing expenses increased as a percentage of total revenue to 62% for the quarter ended September 30, 2000 from 41% for the quarter ended September 30, 1999. The increase was primarily due to increased staffing levels associated with hiring additional sales representatives in the CRM/Analytics division and additional spending for marketing programs in both the CRM/Analytics and VistaSource divisions. We expect selling and marketing expenses to continue to increase in absolute dollars but not as a percentage of sales.

     Research and development expenses, which consist primarily of employee salaries, benefits and related expenses, increased 12% to $2,827,000 for the quarter ended September 30, 2000 from $2,516,000 for the quarter ended September 30, 1999 and were 22% of total revenue for the quarter ended September 30, 2000 versus 17% of total revenue for the quarter ended September 30, 1999. The increase in total spending is attributable to increased staffing and the cost of outside consultants in both the VistaSource and CRM/Analytics divisions as well as increased investment in the VistaSource division product development and CRM/Analytics Internet initiatives. Total research and development expenses, including capitalized software costs, increased to $3,045,000 due to foreign translations of our CRM/Analytics product, including $218,000 in capitalized software development costs, or 24% of total revenues for the quarter ended September 30, 2000 from $2,718,000, including $202,000 in capitalized software development costs, or 19% of total revenue for the quarter ended September 30, 1999. We expect research and development expenses to continue to increase in absolute dollars but not as a percentage of sales.


     General and administrative expenses, which include the costs of the finance, human resources and administrative functions, increased 5% to $1,140,000 for the quarter ended September 30, 2000 from $1,089,000 for the same period in 1999. General and administrative expenses were 9% of total revenue for September 30, 2000 and 7% of total revenue for the same period in 1999 due to lower revenues. We expect general and administrative expenses to continue to increase in absolute dollars but not as a percentage of sales.


     Interest income decreased to $288,000 from $304,000 due to fewer funds invested partially offset by higher interest rate yields during the three months ended September 30, 2000 versus the same period last year.

    The Company recorded a benefit from income taxes for the quarter ended September 30, 2000 of $1,079,000 based on the Company's estimated annual effective tax rate of 35.5%, compared to an income tax provision of $498,000 at an effective rate of 37% for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenue decreased 11% to $36,933,000 for the nine months ended September 30, 2000 from $41,663,000 for the nine months ended September 30, 1999. This decline was primarily due to a $7,002,000 decrease in sales of the Company's Unix based Applixware products and services versus the same period in the prior year, partially offset by a 9% increase of $2,272,000 in the CRM/Analytics division.

     License revenue decreased 18% to $19,942,000 for the nine months ended September 30, 2000 from $24,387,000 for the nine months ended September 30, 1999. This decline was primarily due to a $5,440,000 decrease in license revenue generated from the Company's Unix based Applixware products versus the same period in the prior year and was partially offset by an increase of 6% or $995,000 in license revenue generated from the Company's CRM/Analytics product offerings. The Company expects Applixware for Unix revenues to continue to decline throughout the remainder of 2000. As a result, the Company's future license revenue growth will be particularly dependent on the continued acceptance of the CRM/Analytics division's iEnterprise and iTM1 product offerings on a global basis.

    Service revenue in the nine months ending September 2000 of $16,991,000 decreased 2% from revenues of $17,276,000 in the same period last year. Service revenues in the VistaSource division decreased $1,617,000 or 25% but were partially offset by an increase of $1,332,000 or 12% in the CRM/Analytics division versus the same period last year. The decrease in VistaSource service revenues was primarily a result of a declining maintenance base for the Company's Unix based Applixware products. The Company expects Applixware for Unix revenues to continue to decline throughout the remainder of 2000.

    Gross margin decreased to 63% for the nine months ended September 30, 2000 from 73% for the nine months ended September 30, 1999. License revenue gross margins decreased to 89% for the nine months ended September 30, 2000 from 93% for the nine months ended September 30, 1999. The margin percentage decrease was primarily related to an increase in cost of sales associated with the establishment of the retail channel in the VistaSource division. Service gross margins decreased to 33% for the nine months ended September 30, 2000 from 44% in the same period last year. The service margin percentage decrease was a result of an increase in support and consulting personnel related costs versus the same period last year.

    Selling and marketing expenses increased 29% to $22,453,000 for the nine months ended September 30, 2000 from $17,415,000 for the nine months ended September 30, 1999. Selling and marketing expenses increased as a percentage of total revenue to 61% for the nine months ended September 30, 2000 from 42% in the same period in 1999. The increase was primarily due to increased staffing levels associated with hiring additional sales representatives in the CRM/Analytics division and additional spending for marketing programs in both the CRM/Analytics and VistaSource divisions.

    Research and development expenses increased 17% to $8,446,000 for the nine months ended September 30, 2000 from $7,233,000 for the nine months ended September 30, 1999 and increased as a percentage of total revenue to 23% for the nine months ended September 30, 2000 from 17% for the nine months ended September 30, 1999 primarily due to increased staffing within VistaSource. Total research and development expenses, including capitalized software development costs, were $9,141,000, including $695,000 in capitalized software costs, or 25% of total revenue for the nine months ended September 30, 2000 and $7,818,000, including $585,000 in capitalized software development costs, or 19% to total revenue for the nine months ended September 30, 1999.

    General and administrative expenses decreased 9% to $3,193,000 for the nine months ended September 30, 2000 from $3,519,000 for the same period in 1999, and were 9% and 8% of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

    Interest income increased to $956,000 from $795,000 due to higher interest rates earned during the nine months ended September 30, 2000 versus the same period last year.

    The Company recorded a benefit from income taxes for the nine months ended September 30, 2000 of $3,466,000 based on the Company's estimated annual effective tax rate of 35.5% as compared to a tax provision of $1,113,000 at an effective rate of 37% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash, cash equivalents, and short term investments of $15,257,000 as compared to a balance of $25,476,000 as of December 31, 1999. Working capital decreased to $22,118,000 at September 30, 2000 from $28,455,000 at December 31, 1999.

     Cash used in the Company's operations amounted to $7,281,000 for the nine months ended September 30, 2000. The net loss of $6,290,000 and the decrease in working capital of $3,882,000 was partially offset by depreciation and amortization of $2,351,000. Cash provided from investing activities totaled $11,417,000 for the nine months ended September 30, 2000 resulting from capital expenditures of $2,228,000 and capitalized software development costs of $1,510,000, which were offset by net sales and maturities of short term investments of $15,155,000. Much of the cash outlay during the year has been attributed to one time and incremental investments associated with the repositioning of the CRM/Analytics business and the anticipated spin off of VistaSource.

     Cash provided from finance activities totaled $877,000 for the nine months ended September 30, 2000. Proceeds received from the exercise of incentive stock options and the Company's employee stock purchase plan provided $1,147,000, which was partially offset by a note payment of $270,000.

    The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in the next twelve months. To date, inflation has not had a material adverse effect on the Company's operating results.

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

At September 30, 2000, the Company held $5,187,000 in cash equivalents consisting of commercial paper and money market funds. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all the securities will be sold within one year.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1*   Restated Articles of Incorporation

3.2    Certificate of Vote of Directors Establishing a Class or Series of Stock

3.3*   Bylaws

4.1** Form of Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.1 Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Alan Goldsworthy

10.2 Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Ed Terino

27.1:  Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-85688)

** Incorporated by reference to the Company's Registration Statement on Form 8-A dated September 20, 2000


(B) REPORTS ON FORM 8-K

On September 20, 2000, the Company filed a current report on Form 8-K dated September 15, 2000 to report under Item 5 (Other Events) the declaration by the company of a dividend of a Right for each outstanding share of the Company's Common Stock to stockholders of record on October 5, 2000.

                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APPLIX, INC.


                                            By: /s/ Edward Terino
                                               --------------------------------
                                               Edward Terino
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)


Date: November 13, 2000