Form 10-K405
period 2000-12-31
APPLIX INC /MA/
filed 2001-04-02
CIK 932112

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

                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25040
                                  APPLIX, INC.
             (Exact name of registrant as specified in its charter)

           Massachusetts                                  04-2781676
           -------------                                  ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    112 Turnpike Road, Westboro, Massachusetts              01581-2831
    ------------------------------------------              ----------
     (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 870-0300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, $.0025 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On March 15, 2000, the aggregate market value of Common Stock held by non-affiliates of the registrant was $33,810,365 based on the closing price of the Common Stock on the Nasdaq National Market on March 15, 2000.

         The number of shares of Common Stock outstanding as of March 15, 2000 was 11,760,127.

Documents Incorporated By Reference

Document Part                                           Form 10-K
-------------                                           ---------
Definitive Proxy Statement with respect to              Part III
the Annual Meeting of Stockholders to be held
on May 4, 2001 to be filed with the
Securities and Exchange Commission

PART I

ITEM 1. BUSINESS

GENERAL

         Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of customer management analytics and business planning software that rapidly transforms information into knowledge, enabling companies worldwide to obtain and retain customers through better decision making. By capturing and continually analyzing business critical data from multiple internal and external sources, Applix's front- and back-office solutions perpetually streamline companies' business models and ultimately help to enable their profitability. Applix's award-winning "Applix iCRM" and "Applix iPlanning" solution sets are designed to easily accommodate even the most unique business processes of companies. Applix is one of the world's only single-source providers of iCRM, customer analytics and business planning software and solutions, making it a pioneer in Demand Chain Management.

         The Company has accounted for the business of its wholly owned subsidiary, VistaSource, Inc. ("VistaSource"), as a discontinued operation for the year ended December 31, 2000 and has entered into an agreement dated March 14, 2001 to sell that business. Therefore, the Company has excluded the VistaSource business from its description of the Company throughout this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

         As the economic environment faced by companies worldwide becomes increasingly competitive, the manner in which organizations conduct business and interact with their customers plays an increasingly important role in remaining competitive. Providing a high degree of customer service through all channels of communication becomes essential for attracting, acquiring and retaining customers.

         To remain competitive, companies are being forced to implement a variety of customer- and employee-facing systems that capture, aggregate and analyze customer data from all potential "touch points," including websites, call centers and mobile devices. By properly analyzing all of this customer data, companies are able to be proactive in assessing customers' changing needs and addressing them with an eye on profitability.

         The healthy demand for specialized analytics solutions is confirmed by IDC's estimate that the "e-business analytics market will grow from $10 billion in 2000 to $20 billion in 2003." This strong estimated growth rate validates Applix's conviction that in today's competitive eBusiness marketplace, companies can no longer afford to merely automate their day-to-day transactions. Companies must also aggregate and analyze those same transactions in search of telltale metrics such as customer and product profitability, and then fine-tune their business processes accordingly. As Goldman Sachs' Global Equity Research group explains, "e-Business analytics solutions enable decision-makers to better analyze strategic questions in order to make better decisions."

APPLIX SOLUTIONS

         Applix's business solutions are based on two solution sets, Applix iCRM and Applix iPlanning.

APPLIX iCRM AND APPLIX IPLANNING

         Applix iCRM and Applix iPlanning are two solution sets that can exist independently of each other, to build iCRM or multidimensional "On-Line Analytical Processing" (OLAP) solutions, respectively. Most compelling, though, is Applix's ability to combine the strengths of the two product lines and provide analytics solutions for both the back- and front-office. In fact, Applix is one of the first single-source vendors of an iCRM solution and an OLAP solution, and the first to build customer analytics solutions that rely on a formal integration between two such solution sets.

         Applix's analytics solutions enable companies to turn from reactive to predictive when interacting with their customers and potential customers. Applix enables companies with even the most commoditized of products to reduce their customer defection rates, and create greater customer loyalty, all by delivering the high degree of service that more and more customers are beginning to expect.

         Applix iCRM and Applix iPlanning owe their adaptability to the robust "Applix iEnterprise" and "Applix iTM1" technology platforms that power them. Applix continues to enhance these platforms and the integration between them, in order to continue providing software that best supports companies' unique, competitive business processes.

APPLIX iCRM

         Applix iCRM, powered by Applix iEnterprise, is a suite of collaborative, Internet-based Customer Relationship Management (iCRM) software that automates Web-based marketing, sales, customer service, partner service, product quality assurance and internal helpdesks. With Applix iCRM, companies can run their entire enterprise from a central site, enabling users anywhere in a global organization to quickly and easily access and analyze corporate information.

         The Applix iCRM solution set consists of the following application modules, which are available as a fully integrated iCRM solution or on a stand-alone basis:

         APPLIX iSALES is a comprehensive sales automation solution that enables companies to manage every phase of their sales cycle from initial lead generation through qualification, closure and fulfillment. Applix iSales enables users to perform functions such as lead tracking, forecasting, quote generation and account management.

         APPLIX iSERVICE is a Customer Service and Customer Support module for managing existing customers and partners and their Service Level Agreements
(SLAs). iCRM allows iService personnel to provide customer-facing services through a variety of mediums including call centers, the Web, e-mail, fax and wireless mobile links. Applix iService maintains information about customer calls, resolutions, escalation status, and notifications; provides customer feedback on product performance, function and features directly to an organization's product development and quality assurance departments; and displays customer history so customer service representatives are always informed and ready to answer questions. Applix iService also provides Web-based self-service features that allow customers of a global organization to report problems, receive their resolutions and help themselves to a variety of knowledge bases that assist them in solving problems.

         APPLIX iHELPDESK is an enterprise-wide incident management system for internal information technology (IT) support groups. Applix iHelpdesk helps manage customer problems from initial login through resource allocation, escalation, modification and resolution. With powerful features that streamline call management, problem diagnostics, caller profile management and even caller training, Applix iHelpdesk provides the tools to be responsive to customer and internal staff request. iHelpDesk features include automated load balancing and on-demand graphic and text-based reporting, combined with integration to industry-leading network management and asset management products. Like Applix iService, Applix iHelpDesk enables an organization to collect problems and access solutions, and it also provides feedback on product performance, function and features directly to an organization's product development and quality assurance departments.

         The Applix iCRM approach provides the following benefits:

     - Integration of complex dependencies: All Applix iCRM applications share a common data source, which ensures the consistency and integrity of a company's data across all work groups. The interconnectedness of multiple departments is further facilitated by Applix iCRM's rich library of configurable business rules that easily accommodate the way people want to share data and communicate with one another throughout all corners of an extended enterprise.

     - Rapid adaptation: The Developer's Studio provides a self-sufficient, intuitive environment for building, adapting and viewing all aspects of an iCRM implementation. Customers can accommodate all of their unique business processes without resorting to external, disconnected programming efforts.

     - Rapid deployment: Applix iCRM's rapid customization translates to rapid deployment. Further, its thin-client architecture allows thousands of users to run Applix iCRM applications on their Web browsers without ever installing any software on their desktop machines, thereby minimizing installation and maintenance chores throughout an enterprise.

     - Low total cost of ownership (TCO): All of the above benefits, combined with the scalability of Web-based applications, provide an impressively low total cost of ownership.

APPLIX iPLANNING SOLUTION

         Applix iPlanning, powered by Applix iTM1, is a suite of budgeting/financial planning, business forecasting and management reporting solutions for the entire enterprise. Its unique real-time approach to consolidating, viewing and even editing vast volumes of multidimensional data is an undisputable differentiator in the OLAP market. With over 30,000 users in over 70% of the Fortune-50 companies and over 50% of the Fortune-500 companies, Applix iPlanning has been one of the leading multi-dimensional databases for highly complex business and financial analytical applications for over fifteen years.

         An Applix iPlanning solution expands the scope of business planning processes to continuously support changing customer demands, operational requirements and the evolving eBusiness model in the new economy. It also allows for the quick and effortless integration of information from CRM, enterprise resource planning (ERP), financial systems, human resources, and other "legacy" databases in order to allow a business to run according to supply resources and customer demand. Using Applix iPlanning, the back office and the front office staff can work together seamlessly to manage the demand chain on a real-time basis.

         Applix iPlanning allows business users to access their critical data via a desktop browser, Microsoft Excel or the Web. With its powerful client-server database engine and an elegant, easy-to-use interface, users are able to spend more time analyzing information and less time maintaining data.

         The Applix iPlanning approach provides the following benefits:

     - Instantaneous response times: Because of Applix iPlanning's ability to quickly load vast data sets into memory, it avoids other products' drawbacks that result from having to pre-calculate all consolidations and derived values before anyone can view them.

     - Real-time what-if analyses: Because of Applix iPlanning's memory-based approach, users can instantly view the results of any what-if analyses (write-backs) they perform to ad hoc analyses of vast data sets

     - Scalability: Applix iPlanning's recently introduced 64-bit capability, combined with its ability to support multiple servers, multiple cubes, multi-threaded processing and multi-user data updating, make it a logical choice for large-scale operations.

     - Efficient use of system resources: Because Applix iPlanning never resorts to pre-calculating customers' data, it requires much less hardware and processing power than other products, which suffer from a common "data explosion" predicament.

     - Rapid deployment: Applix iPlanning typically builds complete applications for customers in a fraction of the time required by competing products.

APPLIX iCUSTOMERINSIGHT SOLUTION

     iCustomer Insight, powered by both Applix iEnterprise and Applix iTM1, integrates Applix's two technology platforms. The combination of Applix's core solutions helps companies orchestrate their efforts to drive optimal decision-making across all distribution channels of an enterprise.

     With iCustomerInsight, customers can view real-time, graphical representations of the myriad variables, or "dimensions," that define customers and products in a relational database. Users can view aggregated information and even drill down to specific records represented in the aggregates.

     Traditionally, OLAP products have been used almost exclusively in the back-office for financial budgeting and forecasting. Applix is considered to be a pioneer in the use of such technology in the front office, specifically for CRM implementations. The compelling interdependence between the Applix iEnterprise and Applix iTM1 platforms solidifies Applix's resolve to continue enhancing each of them in the interest of building the best and most unique customer solutions possible.

TECHNOLOGY PLATFORMS

   All of Applix's software solutions are based on one or both of Applix's technology platforms, Applix iEnterprise and Applix iTM1.



APPLIX iENTERPRISE

     Applix iCRM owes its adaptability to the robust Applix iEnterprise technology platform that powers it. This platform provides a multi-tier, highly scalable architecture featuring an XML-compliant "Developer's Studio" development environment, a central data schema, a wizard-driven business rule generator, and other tools that drive application development.

     By integrating Applix iCRM solutions with a solid, full-featured technology platform, Applix is able to provide straightforward methods for adapting its software to customers' needs, rather than forcing customers to compromise their business processes by adapting to the software.

APPLIX WEBLINK 2000

     Applix Weblink 2000 is an extension to the Applix iEnterprise product line that provides simple methods for deploying Applix iCRM applications to browser-based and WAP clients. As a Web platform fully integrated with the rest of the Applix iCRM solution, Applix Weblink 2000 provides an ideal eBusiness platform from which customers can deliver complete iCRM functionality to their staff, their customers and their partners.

APPLIX iTM1

     Applix iPlanning solutions are powered by the unrivaled Applix iTM1 OLAP technology, which uses 64-bit technology to analyze some of the biggest volumes of multi-dimensional data in the industry. Applix iTM1 provides a multi-tier, highly scalable engine whose efficient, in-memory methods for building multidimensional cubes and calculating their values, are fully leveraged by Applix iPlanning software solutions. Its flexible, scalable products - designed to adapt to companies' unique and competitive business processes - provide analysis, planning, measurement and response to changing customer requirements and business dynamics, all in real time.

APPLIX iTM1.WEB

     Using real-time modeling deployed with iTM1.web, companies are able to forecast future results and conduct real-time "what if?" analyses using a convenient Web browser. iTM1.web includes a powerful Java client, which enables users to perform data analysis via the Internet, intranets and extranets. This allows users to drill through multidimensional cubes of data and either display the information in a browser window or export it to a spreadsheet. The iTM1.web platform allows users to drill up or down directly on the graph, drag and drop to pivot, filter, sort, hide rows/columns, calculate, and create and share reports - all with the click of a button. iTM1.web runs organization-wide and on virtually any client platform. iTM1.web offers a fully customizable script API that enables the integration of iTM1.web directly into service offerings with minimal effort.

MARKETING AND SALES

     The Company focuses its marketing efforts for its Applix iCRM product suite on Global-2000 companies committed to customer service and enhancing customer relations. The Company has focused its marketing efforts for its iCRM products on the following four industry sectors: financial services, telecommunications, healthcare, and retail banking. The Company feels that these industry sectors are, and will continue to be, some of the fasting growing sectors for our products. A key part of the Company's marketing strategy is to emphasize its single-sourced solution, its internet-architected product capabilities, its rapid deployment and lower total cost of ownership.

     The Company strongly believes that its hybrid sales and marketing strategy, utilizing both a direct sales force and strategic resellers, is an important part of the Company's future success. The Company plans on continuing to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This can assist the Company in penetrating both new accounts within its existing markets and also entirely new market segments.

     The Applix iCRM products are sold primarily though a direct sales force and a network of value added resellers (VARs). The Company's sales teams operate out of the Company's offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, France, Germany, Canada, The Netherlands, Japan, Singapore and Australia. These direct selling efforts are supplemented both domestically and abroad with support from strategic marketing partners. While the sales cycle for Applix products varies substantially from customer to customer, it traditionally requires six to eight months.

     Applix iPlanning solutions are sold primarily through original equipment manufacturers (OEMs) and a network of VARs. The efforts of the VARs and OEMs are supplemented by the Company's own major account-oriented sales team. The sales cycle for Applix iPlanning solutions varies from customer to customer, but is traditionally three to six months.

CUSTOMER TRAINING, SUPPORT AND CONSULTING SERVICES

     The Company believes that its superior consulting services and customer support is a critical part of the Company's sales and marketing efforts. Many of the Company's customers use the Company's products to develop and support "mission critical" applications, and the Company recognizes that quality training, support and consulting services are therefore especially important to its customers.

     The Company's consultants assist in the sales process by working directly with potential customers, educating them as to the benefits of the Company's products. In addition, the Company's consultants work directly with customer personnel in both information technology departments and in the functional areas relevant to the application, to assist them in the planning and deploying of Applix solutions.

     Customers may choose from a variety of maintenance plans for a fixed annual fee that is generally 18% of the license fee for covered products. Included in maintenance plans are free product upgrades and interim fixes to reported problems. In the year 2000, maintenance revenues accounted for approximately 49% of Applix's service revenue, compared to approximately 42% of service revenue in 1999.

RESEARCH AND DEVELOPMENT

     The Company believes strongly that the path to success is predicated upon constantly being at the forefront of the marketplace with regards to technology and product innovation. With a strong commitment to the future, Applix has consistently invested in research and development. In 2000, Applix spent over $8 million on research and development (including capitalized software development costs), representing an increase of over 6% from 1999.

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

PROPRIETARY RIGHTS

     Applix relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. The Company has internal policies and systems to ensure limited access to, and the confidential treatment of, its trade secrets. The Company generally distributes its products under "shrink-wrap" software license agreements, which contain various provisions to protect the Company's ownership of and the confidentiality of the underlying technology. The Company also requires its employees and other parties with access to confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed, and "shrink-wrap" licenses, which are not signed by the customer, may be unenforceable in certain jurisdictions.

     Certain technologies used in or added onto the Company's products are licensed from third parties. The Company generally pays royalties on such technologies on a percentage of revenue basis (the amount of which is not material to the Company). Applix believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor without significant expense. If the Company's right to distribute such third-party products were terminated, sales of the Company's products could be adversely affected.

     The Company believes that, due to the rapid pace of technological innovation for software applications, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

     Applix is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims or other claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claims were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

EMPLOYEES

     As of December 31, 2000, the Company had 358 total employees, including 54 employees dedicated solely to the VistaSource business. Domestically, the Company had 81 employees in research and development, 49 employees in sales and marketing, 46 in customer services/support, and 34 employees in finance, administration and facilities. The Company also had 148 employees in its international subsidiaries. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES


     The Company's headquarters are located at 112 Turnpike Road in Westboro, Massachusetts with 54,600 square feet leased under lease agreements which will expire on December 31, 2001. The Company has entered into an agreement to lease 50,000 square feet at 289-291 Turnpike Road in Westboro, Massachusetts. The Company expects this new lease, which has a 12-year term, to commence November 1, 2001, and the Company expects to relocate its corporate headquarters to the new location. The Company also leases smaller facilities in a number of metropolitan areas within the United States and the United Kingdom, France, Germany, Canada, Singapore, The Netherlands and Australia. The Company believes that its existing facilities, and the facilities it expects to relocate to in November 2001, are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any legal proceedings material to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of all executive officers of the Company.


NAME                    AGE    POSITION
----                    ---    --------
Alan Goldsworthy         52    President and Chief Executive Officer


Edward Terino            47    Senior Vice President, Chief Financial Officer and Treasurer

Craig Cervo              53    Vice President, Product Development

William Lynch            56    Vice President, North American and Pacific Area Operations

Michael Scheib           44    Vice President, European Operations

     Mr. Goldsworthy joined Applix in January 2000 and was elected President, eBusiness Division on January 21, 2000. Mr. Goldsworthy was elected Chief Executive Officer and a director of Applix, Inc. in April, 2000. Prior to joining the Company, he served as Executive Vice President and then Chief Executive Officer of CMI-Competitive Solutions, Inc. ("CSI"), a provider of enterprise resource planning (ERP) solutions, from September 1996 to December 1999. Prior to CSI, Mr. Goldsworthy worked from 1981 to 1996 at Digital Equipment Corporation, holding various sales, marketing, and operational management positions.

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

     Mr. Lynch joined Applix in April 2000 as Vice President of North American Operations. Mr. Lynch is responsible for the U.S. Sales, Marketing, Consulting and Pre-Sales operations. Mr. Lynch was Vice President of Sales, Marketing and Consulting for CMI-Competive Solutions, Inc, an automotive supplier software solutions company, from February 1997 until April 2000. Prior to that, Mr. Lynch worked as the Vice President of Sales for Thomas-Conrad Corporation, an internetworking firm, from April 1995 through March 1996.

     Mr. Scheib joined Applix in 1993 as German Country Manager and became Vice President of European Operations in 1997. Mr. Scheib is responsible for overseeing the strategic direction and growth of all Applix product lines throughout Europe. Prior to joining Applix he served as Managing Director for Central Europe with Parametric Technology, a computer software company, from 1991 to 1993 and from 1981 to 1991 held various sales management positions with CalComp GmbH.

     There are no family relationships among any of the executive officers.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET PRICE AND DIVIDENDS

          The Common Stock is quoted on the Nasdaq National Market under the symbol "APLX"

          The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported on the Nasdaq National Market between January 1, 1999 and December 31, 2000.


         Quarter Ended                                High             Low
         -------------                                ----             ---
         March 31, 1999                             $7.0000          $3.8125

         June 30, 1999                              $9.1250          $3.9375

         September 30, 1999                         $24.6875         $7.7500

         December 31, 1999                          $26.6875         $9.6250

         March 31, 2000                             $21.0000        $10.8750

         June 30, 2000                              $12.0000         $5.5000

         September 30, 2000                         $8.1250          $2.8800

         December 31, 2000                          $4.5000          $1.6300

     The number of holders of record of the Common Stock on March 15, 2001 was 193.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference from Exhibit A attached hereto

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from Exhibit B attached hereto

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. The Company uses foreign currency forward contracts to manage the risk of exchange rate fluctuations. In all cases, the Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments that the Company holds are not leveraged and are not held for trading or speculative purposes.

     The Company exports products to diverse geographic areas. Most of the Company's international sales through subsidiaries are denominated in foreign currencies. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company has engaged in hedging transactions to cover its currency exposure on inter company balances for the purpose of mitigating the effect of foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Exhibit C attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 (the "2001 Proxy Statement") in the sections entitled "Election of Directors -- Members of the Board of Directors" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is contained in the 2001 Proxy Statement in the sections entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation", which sections are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 2001 Proxy Statement in the section entitled "Beneficial Ownership of Voting Stock", which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is item is contained in the 2001 Proxy Statement in the section entitled "Certain Relationships and Related Transactions," which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Consolidated Financial Statements.

     1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

          Report of Independent Accountants.

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

     3. The Exhibits filed as a part of this Annual Report on Form 10-K are the following:

              3.1(1) -- Restated Articles of Organization.

              3.2(1) -- By-laws.

              4.1(2) -- Form of Rights Agreement, dated as of September 18,
                        2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

             10.1(1)+-- 1994 Equity Incentive Plan.

             10.2(1)+-- 1984 Stock Option Plan.

             10.3(3) -- Commercial Lease between the Registrant and Westboro
                        II-III, Inc. dated January 5, 1996.

             10.4(3) -- Commercial Lease between the Registrant and Westboro I
                        Real Estate Corp. dated January 15, 1996.

             10.5(4)+-- 2000 Director Stock Option Plan.

             10.6    -- Single Tenant Commercial Lease by and between
                        Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

             10.7+   -- Employment Agreement dated June 27, 2000 between the
                        Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.

                 21.1-- Subsidiaries of the Registrant.

                 23.1-- Consent of PricewaterhouseCoopers LLP.


(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated September 20, 2000

(3) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

(4) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 30, 2000

+    Management contract or compensatory plan.

     The Company filed no Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 27, 2001 by the undersigned, thereunto duly authorized.

                                  APPLIX, INC.

                             By: /s/ Alan Goldsworthy
                                 --------------------

                                 Alan Goldsworthy
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                        Date
---------                           -----                        ----
                                    President and
                                    Chief Executive
                                    Officer (Principal
/s/ Alan Goldsworthy                Executive Officer)           March 27, 2001
--------------------
Alan Goldsworthy

                                    Senior Vice
                                    President,
                                    Chief Financial
                                    Officer
                                    and Treasurer
                                    (Principal
                                    Financial and
/s/ Edward Terino                   Accounting Officer)          March 27, 2001
-------------------------
Edward Terino


/s/ Jitendra Saxena                 Director                     March 26, 2001
-------------------------
Jitendra  Saxena


/s/ Peter Gyenes                    Director                     March 27, 2001
-------------------------
Peter Gyenes

                                    Director
-------------------------                                        ---------------
Paul J. Ferri


/s/ Alain J. Hanover                Director                     March 27, 2001
-------------------------
Alain J. Hanover

                                    Director
-------------------------                                        ---------------
David C. Mahoney

/s/ John D. Loewenberg              Director                     March 30, 2001
-------------------------                                        ---------------
John D. Loewenberg

/s/ Charles F. Kane                 Director                     March 30, 2001
-------------------------                                        ---------------
Charles F. Kane

                                                                       EXHIBIT A
                                        APPLIX, INC.
                       FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE
DATA)
                                                                  2000          1999           1998          1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
  Total revenue                                                $ 40,239       $ 36,871       $ 29,062       $ 22,036       $  9,083

  Operating loss                                                (12,877)        (7,624)       (10,901)        (7,158)        (8,370)

  Net loss from continuing operations                           (15,307)        (4,251)        (6,259)        (5,423)       (10,983)

  Net income (loss)                                             (18,912)         2,380          1,187           (404)        (2,636)

Per Share Data
  Basic and diluted loss per share from
       continuing operations                                   $  (1.36)      $  (0.40)      $  (0.61)      $  (0.54)      $  (1.14)
  Basic and diluted income (loss) per share                    $  (1.68)      $   0.22       $   0.12       $  (0.04)      $  (0.27)

  Weighted average number of basic and diluted
       shares outstanding                                        11,246         10,625         10,191          9,988          9,611



-----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31,
(IN THOUSANDS)
                                                                 2000[a]         1999           1998            1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
 Cash, cash equivalents and
   short-term investments                                        $12,546        $25,476        $21,445        $21,368        $19,882
 Working capital                                                  12,581         28,455         24,866         22,632         21,124
 Total assets                                                     33,047         54,681         45,613         44,365         44,514
 Long-term debt, net of current portion                             --            1,080           --             --             --
Total stockholders' equity                                        18,207         35,713         29,575         27,987         27,400

[a] The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

                                                                       EXHIBIT B

                                  APPLIX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company was incorporated in 1983 to develop and market software applications for the Unix workstation market. In 1986, the Company introduced Alis, its first office automation product, which accounted for substantially all of the Company's revenue through 1990. Alis was replaced in 1991 by the Aster*x product family, which represented the next generation of UNIX applications and tools. In September 1993, the Company introduced its Applixware suite of desktop and development tools for accessing, analyzing and communicating information in real time, to replace the Company's Aster*x product family, on which it was based. In December 1994, the Company went public through an initial public offering.

     In October 1995, the Company acquired Target Systems Corporation, which developed and marketed customer interaction software, in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1995, the Company's operating results have included the operating results of Target Systems.

     In October 1996, the Company acquired Sinper Corporation, doing business under the name TM1, which developed and marketed software used for on-line analytical processing (OLAP), in a transaction accounted for under the purchase method of accounting. Beginning November 1, 1996, the Company's operating results have included the operating results of Sinper Corporation.

     These two acquisitions enabled Applix to expand its product offerings to include customer analytics and business planning. Applix focuses on customer analytics and business planning through iCRM, the Company's solution in the customer relationship management (CRM) market and iPlanning, the Company's real time multi-dimensional analysis software for business planning solutions.

     The Company acquired Veriteam, Inc. doing business as CoSource.com, in December 1999 to expand into the Linux Market with an Internet accessible, collaborative open source software development web site. In April 2000, the Company announced the establishment of VistaSource, Inc. to focus on the emerging Linux and open source markets. VistaSource, Inc. was established with the assets of the Applixware product suite and CoSource.com.

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource, Inc. subsidiary. On March 14, 2001, the Company signed a definitive agreement to sell substantially all of the assets of the VistaSource business unit. The segment's results of operations including revenue, operating expenses, other income and expense and income taxes for fiscal 1998, 1999 and 2000, have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheet at December 31, 2000 reflects the net liabilities of the VistaSource business unit as net liabilities of discontinued operations within current liabilities. The balance sheet at December 31, 1999 and the statements of cash flows for fiscal years 1998, 1999 and 2000 have not been reclassified for the discontinued business. The estimated losses associated with the disposition of VistaSource are estimated to be approximately $3.6 million. Those losses for VistaSource include approximately $367,000 in losses from operations from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of VistaSource, $1.1 million in losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses are partially offset by expected proceeds of $1.3 million from the divestiture.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, certain financial data of the Company as a percentage of total revenue from continuing operations.

(Unaudited)
For the years ended December 31,                    2000       1999       1998
                                                   ------     ------     ------
License revenue                                     59.0%      58.6%      72.8%
Service revenue                                     41.0%      41.4%      27.2%
                                                   ------     ------     ------
     Total revenue                                 100.0%     100.0%     100.0%
                                                   ------     ------     ------
Cost of license revenue                              4.9%       3.9%       6.9%
Cost of service revenue                             34.2%      31.3%      22.4%
                                                   ------     ------     ------
     Gross margin                                   60.9%      64.8%      70.7%
                                                   ------     ------     ------
Operating expenses:
     Selling and marketing                          63.6%      54.1%      75.1%
     Research and development                       18.6%      19.2%      20.4%
     General and administrative                     10.7%      12.2%      12.7%
                                                   ------     ------     ------
       Total operating expenses                     92.9%      85.5%     108.2%
                                                   ------     ------     ------
Operating loss                                     (32.0%)    (20.7%)    (37.5%)
Interest income - net                                2.9%       2.8%       3.4%
Provision for (benefit from) income taxes            8.9%      (6.4%)    (12.6%)
                                                   ------     ------     ------
Net loss from continuing operations                (38.0%)    (11.5%)    (21.5%)
                                                   ======     ======     ======


QUARTERLY OPERATING RESULTS FOR 2000 AND 1999

(Unaudited)
(In thousands, except per share data)    Q1 2000     Q2 2000     Q3 2000    Q4 2000
                                        --------    --------    --------    --------
Revenue from continuing operations        $9,277      $8,938     $10,967     $11,057
Revenue from discontinued operation        3,144       2,708       1,898       2,500
                                        --------    --------    --------    --------
Revenue as previously reported in the
  10-Q                                   $12,421     $11,646     $12,865     $13,557
                                        ========    ========    ========    ========

Gross margin from continuing
  operations                              $5,320      $5,145      $7,251      $6,781
Gross margin from discontinued
  operation                                2,588       1,935       1,141       1,953
                                        --------    --------    --------    --------
Gross margin as previously reported
  in the 10-Q                             $7,908      $7,080      $8,392      $8,734
                                        ========    ========    ========    ========

Net loss from continuing operations      ($1,243)    ($2,648)      ($790)   ($10,626)
Net income (loss) from discontinued
  operation                                  446        (620)     (1,435)     (1,996)
                                        --------    --------    --------    --------
Net loss                                   ($797)    ($3,268)    ($2,225)   ($12,622)
                                        ========    ========    ========    ========
Weighted average number of basic and
 diluted shares outstanding               11,043      11,245      11,352      11,580
Net loss per share                        ($0.07)     ($0.29)     ($0.20)     ($1.09)

(Unaudited)
(In thousands, except per share data)         Q1 1999     Q2 1999     Q3 1999     Q4 1999
                                             --------    --------    --------    --------
Revenue from continuing operations             $8,249      $7,963     $10,645     $10,014
Revenue from discontinued operation             4,697       6,189       3,921       4,163
                                             --------    --------    --------    --------
Revenue as previously reported in the 10-Q    $12,946     $14,152     $14,566     $14,177
                                             ========    ========    ========    ========

Gross margin from continuing operations        $5,349      $4,999      $7,195      $6,376
Gross margin from discontinued operation        3,961       5,522       3,357       3,570
                                             --------    --------    --------    --------
Gross margin as previously reported in
the 10-Q                                       $9,310     $10,521     $10,552      $9,946
                                             ========    ========    ========    ========

Net loss from continuing operations           $(1,028)    $(1,513)       $(92)    $(1,618)
Net income from discontinued operation          1,423       2,168         939       2,101
                                             --------    --------    --------    --------
Net income                                       $395        $655        $847        $483
                                             ========    ========    ========    ========
Weighted average number of basic and
diluted shares
        outstanding                            10,439      10,502      10,660      10,889
Net income per share                            $0.04       $0.06       $0.08       $0.04


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total revenue from continuing operations increased to $40,239,000 in 2000 from $36,871,000 in 1999. License revenue in 2000 of $23,735,000 was approximately 10% higher than 1999 at $21,610,000 and represented 59% of revenue from continuing operation for both years. Domestic license revenue from continuing operations increased 28% to $11,011,000 from $8,621,000 in 1999. International license revenue from continuing operations decreased 2% to $12,724,000 in 2000 from $12,989,000 in 1999. The Company expects domestic license revenue to increase as a percent of total license revenue in the future. The Company's three largest customers (including resellers) comprised a total of 9% of total license revenue from continuing operations during 2000 and 7% of total license revenue from continuing operations in 1999. The Company expects license revenue as a percent of total revenue to increase in the future due to increased revenue from channel partners.

     Service revenue from continuing operations increased 8% to $16,504,000 in 2000 from $15,261,000 in 1999 and represented 41% of total revenue from continuing operations for both years. The Company expects service revenue from continuing operations to decrease as a percent of total revenue.

     Gross margin from continuing operations decreased to 61% in 2000 from 65% in 1999. License revenue gross margin from continuing operations decreased to 92% in 2000 from 93% in 1999. Service revenue gross margin from continuing operations decreased to 17% in 2000 from 25% in 1999, due to an increase in the number of support and consulting personnel and lower utilization of consulting resources in 2000 versus 1999.

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 28% to $25,580,000 in 2000 from $19,957,000 in 1999. Selling and marketing expenses from continuing operations increased as a percentage of total revenue to 64% from 54% in 1999. The Company invested an incremental $5 - $5.5 million in sales and marketing initiatives in 2000 to reposition and rebrand the iCRM and iPlanning solutions and expand its sales organization. The additional expenditures related primarily to these increased staffing levels associated with hiring additional sales representatives and additional spending for marketing programs.

     Research and development expenses from continuing operations, which consist primarily of employee salaries, benefits and related expenses, increased 6% to $7,502,000 in 2000 from $7,101,000 in 1999, representing 19% of total revenue from continuing operations for both years. The increase in research and development costs is primarily due to adding thin client and distinct features and functionality to the iCRM and iPlanning solutions.

     General and administrative expenses from continuing operations, which include the costs of the Company's finance, human resources and administrative functions, decreased 4% to $4,292,000 in 2000 from $4,485,000 in 1999, and decreased slightly as a percentage of total revenue to 11% in 2000 from 12% in 1999. The general and administrative expenses from continuing operations includes corporate overhead costs which supported continuing and discontinued operations. The

Company expects that the general and administrative costs as a percent of revenue will decrease in the future as the corporate overhead costs related to VistaSource will be reduced or eliminated in connection with the disposition of VistaSource.

     Net interest income from continuing operations increased to $1,153,000 in 2000 from $1,031,000 in 1999 due to slightly higher interest rates.

     The Company recorded a provision for income taxes of $3.6 million in 2000. This provision includes $7,832,000 relating to the establishment of a valuation allowance against the deferred tax asset that was established following the decision to dispose of VistaSource and based on the Company's historical operating losses from continuing operations. The valuation allowance was established during the fourth quarter of 2000 and reflects the reversal of the income tax benefits recognized in the first three quarters of 2000 as well as the deferred tax asset at December 31, 1999. The Company also recorded a provision for income taxes of $566,000 in 2000 in connection with taxable income in its foreign subsidiaries.

     Net loss from continuing operations was $15,307,000 compared to $4,251,000 in 1999. The increase in net loss was primarily attributed to increased sales and marketing costs of $5.6 million and the establishment of a valuation allowance on the Company's deferred tax asset of $7.8 million. The increase in sales and marketing costs was attributed to the Company's previous announced plans to reposition its customer analytics and business planning software business which resulted in incremental spending of $5.0 - $5.5 million.

     The net loss from discontinued operation was $367,000 compared to the net income from discontinued operation of $6,631,000 in 1999. The reduced net income from discontinued operation was attributed to lower revenue from the VistaSource business unit of $9 million and increased operating expenses associated with the repositioning of VistaSource, Inc.

     The loss on the disposal of VistaSource was $3.2 million attributed to estimated expenses of $2.4 million to operate the business through its disposition in the end of March 2001, $2.2 million relating to the removal of the net assets of VistaSource, offset by $1.3 million in the expected proceeds from the distribution.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total revenue from continuing operations increased to $36,871,000 in 1999 from $29,062,000 in 1998. License revenue from continuing operations in 1999 increased 2% to $21,610,000 from $21,153,000 in 1998. Domestic license revenue from continuing operations decreased 13% to $7,177,000 from $8,283,000 in 1998. Domestic license revenue declined in 1999 primarily due to a termination of an OEM agreement with Hyperion Software, Inc., which acquired a competitive product, and attrition in the Company's domestic sales organization. International license revenue from continuing operations increased 13% to $14,482,000 in 1999 from $12,869,000 in 1998 due to continued demand for the Company's products in the international marketplace and to an expanded international presence. The Company's three largest customers (including resellers) comprised a total of 7% of total license revenue during 1999 and 12% of total license revenue in 1998.

     Service revenue from continuing operations increased 93% to $15,261,000 (or 41% of total revenue from continuing operations) in 1999 from $7,909,000 (or 27% of total revenue from continuing operations) in 1998. This increase was due to increased maintenance revenue as well as a continued emphasis by the Company on selling training and consulting services for its iCRM and iPlanning solutions.

     Gross margin from continuing operations decreased to 65% in 1999 from 71% in 1998. License revenue gross margin from continuing operations increased to 93% in 1999 from 91% in 1998 due to the reduction of documentation and operations support expense, which was partially offset by an increase in royalty costs. The increase in royalty expense was due to higher royalty costs associated with the Applix iPlanning solution. Service revenue gross margin from continuing operations increased to 25% in 1999 from 18% in 1998 due to improved utilization of consulting resources and decreased use of third party consultants.

     Selling and marketing expenses from continuing operations decreased 9% to $19,957,000 in 1999 from $21,852,000 in 1998. Selling and marketing expenses from continuing operations decreased as a percentage of total revenue to 54% from 75% in 1998 due to attrition in staffing and lower spending in marketing programs.

     Research and development expenses from continuing operations increased 20% to $7,101,000 in 1999 from $5,918,000 in 1998, but decreased slightly as a percentage of total revenue to 19% from 20% in 1998. The increase in spending was related to the investment in product development.

     General and administrative expenses from continuing operations increased 22% to $4,485,000 in 1999 from $3,678,000 in 1998, and increased slightly as a percentage of total revenue between these years from 12% to 13%. The increase in expenses was primarily due to the increase in staffing levels, recruiting costs and additional facilities costs. The general and administrative expenses from continuing operations include overhead costs associated with VistaSource.

     Net interest income from continuing operations increased to $1,031,000 in 1999 from $985,000 in 1998 due to slightly higher interest rates and slightly higher cash balances available for investments during 1999.

     The benefit from income taxes was $2.3 million representing a 36% tax rate for continuing operations.

     The net income from discontinued operations was $6.6 million in 1999 compared to $7.4 million in 1998. The decrease in net income was attributed to lower revenues associated with VistaSource's legacy business.

LIQUIDITY AND CAPITAL RESOURCES

     The Consolidated Statements of Cash Flows for fiscal years 2000, 1999 and 1998 include the cash flows from the VistaSource segment on a fully-consolidated basis and have not been restated to reflect discontinued operations.

     The Company generated cash from operations in 1998 and 1999. In fiscal 2000, the Company used cash from operations of $8,972,000. The Company invested an incremental $5 - $5.5 million in sales and marketing initiatives in 2000 to reposition and rebrand the iCRM and iPlanning solutions and expand its sales organization. In addition, this increase in the use of cash resulted from the fiscal 2000 net loss totaling $18,912,000, partially offset by the establishment of a valuation allowance against deferred tax assets of $3,001,000, non-cash depreciation and amortization expenses of $3,935,000, and provision for loss on discontinued operation of $3,238,000 during fiscal 2000. The Company's increase in cash used for working capital is attributable to an increase of $1.2 million in accounts receivable and a use of cash of $1.0 million relating to a decrease in deferred revenue which were partially offset by cash provided by other assets, accounts payable and accrued liabilities totaling $1.7 million. The increase in the accounts receivable related to the increase in revenue in the fourth quarter of 2000 coupled with some deterioration of the aging of the accounts receivable related to several customer accounts with balances greater than $100,000 that were outstanding for more than 90 days. Management assesses the collectibility of accounts when revenue is recognized and subsequently reviews receivables for collectibility on a regular basis.

     Cash provided by investing activities totaled $10,697,000 in 2000 primarily because of a movement of short-term investments into cash, which the Company required for operations. Additional investing activities included the purchase of fixed assets in the amount of $2,655,000 and funding of capitalized software development of $1,803,000.

     Cash provided by financing activities totaled $524,000, which was comprised of proceeds from exercise of incentive stock options of $1,184,000 offset by the payment of notes payable of $660,000.

     As of December 31, 2000, the Company had cash, cash equivalents and short-term investments of $12,546,000 and working capital of $12,851,000.

     Management believes that the cash and cash equivalents currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company plans to spend approximately $1 million on leasehold improvements during the next 12 months. The Company has no commitments or specific plans for any other significant capital expenditures in the next twelve months. Management believes that the Company will generate sufficient revenue, raise additional capital or reduce certain discretionary spending to support ongoing operations and achieve its intended business objectives. To date, inflation has not had a material adverse effect on the Company's operating results.

RECENT ACCOUNTING ANNOUNCEMENTS

     In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects that SFAS No. 133 will result in an increase in its reported assets and liabilities, but does not expect a material effect on its result of operations. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in 2001.

RISK FACTORS


     This annual report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein relating to future events or developments may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, we use the words "believes," "anticipates," plans," "expects," "intends," and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.


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

     We typically receive a majority of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter and our sales organization and our individual sales representatives strive to meet quarterly sales targets. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net sales and are difficult to adjust on the short term. As a result, if net sales for a particular quarter were below expectations, we could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionate adverse effect on our operating results for that quarter. In future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly.

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

     In addition, failures in our products could cause system failures for our customers who may assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time-consuming to defend.

IF WE DO NOT INTRODUCE NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER.

     The customer analytics and business planning software markets are characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

FUTURE CAPITAL NEEDS.

     We believe, based upon our current business plan, that our current cash and marketable securities should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. Such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.

ATTEMPTS TO EXPAND BY MEANS OF BUSINESS COMBINATIONS AND ACQUISITIONS MAY NOT BE SUCCESSFUL AND MAY DISRUPT OUR OPERATIONS OR HARM OUR REVENUES.

     We have in the past, and may in the future, buy businesses, products or technologies. In the event of any future purchases, we will face additional financial and operational risks, including:

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


IF WE ARE UNABLE TO HIRE AND RETAIN ADDITIONAL RESEARCH AND DEVELOPMENT, SUPPORT, SALES AND MARKETING STAFF, WE WILL NOT HAVE SUFFICIENT RESOURCES TO COMPETE AND GROW OUR REVENUES.

     We intend to hire a significant number of additional research and development, support, sales and marketing and other personnel during 2001. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

WE RELY HEAVILY ON EXISTING MANAGEMENT AND KEY PERSONNEL.

     We rely heavily on key personnel throughout the organization. In particular, the loss of any of Alan Goldsworthy, Michael Scheib, William Lynch, Edward Terino, or Craig Cervo or any of our staff of sales and development professionals could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, if we should lose any of these critical employees or a group thereof, particularly to a competing organization, we could lose market share, and the Applix brand could be diminished.

WE MAY NOT BE ABLE TO MEET THE OPERATIONAL AND FINANCIAL CHALLENGES THAT WE ENCOUNTER AS OUR INTERNATIONAL OPERATIONS EXPAND.

     Due to the Company's significant international operations, we face a number of additional challenges associated with the conduct of business overseas. For example:

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

BECAUSE THE CUSTOMER ANALYTICS AND BUSINESS PLANNING MARKETS ARE HIGHLY COMPETITIVE, WE MAY NOT BE ABLE TO SUCCEED.

     If we fail to compete successfully in the highly competitive and rapidly changing customer analytics and business planning markets, we may not be able to succeed. We face competition primarily from customer relationship management software firms, emerging Internet customer interaction software vendors and computer telephony software companies. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

     Many of our competitors can devote significantly more resources to the development, promotion and sale of products than we can, and many of them can respond to new technologies and changes in customer preferences more quickly than we can. Further, other companies with resources greater than ours may attempt to gain market share in the customer analytics and business planning markets by acquiring or forming strategic alliances with our competitors.


BECAUSE WE DEPEND ON THIRD-PARTY SYSTEMS INTEGRATORS TO SELL OUR PRODUCTS, OUR OPERATING RESULTS WILL LIKELY SUFFER IF WE DO NOT DEVELOP AND MAINTAIN THESE RELATIONSHIPS.

     We rely in part on systems integrators to promote, sell and implement our solution. If we fail to maintain and develop relationships with systems integrators, our operating results will likely suffer. In addition, if we are unable to rely on systems integrators to install and implement our products, we will likely have to provide these services ourselves, resulting in increased costs. As a result, our results of operation may be harmed. In addition, systems integrators may develop, market or recommend products that compete with our products. Further, if these systems integrators fail to implement our products successfully, our reputation may be harmed.

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS CAN BE LENGTHY, IT IS DIFFICULT FOR US TO PREDICT WHEN OR WHETHER A SALE WILL BE MADE.

     The timing of our revenue is difficult to predict in large part due to the length and variability of the sales cycle for our products. Companies often view the purchase of our products as a significant and strategic decision. As a result, companies tend to take significant time and effort evaluating our products. The amount of time and effort depends in part on the size and the complexity of the deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three to eight months. During this time we may incur substantial sales and marketing expenses and expend significant management efforts. We do not recoup these investments if the prospective customer does not ultimately license our product.

                                                                       EXHIBIT C
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Applix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Applix, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Boston, Massachusetts
January 24, 2001, except for Note K
   which is dated March 14, 2001

                                  APPLIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS

                                                                     DECEMBER 31,
                                                               2000                1999
                                                               ----                ----
CURRENT ASSETS:
     Cash and cash equivalents                              $ 12,546             $ 10,321
     Short-term investments                                       --               15,155
     Accounts receivable, less allowance for
       doubtful accounts of $1,397 and
       $598, respectively                                     12,026               13,971
     Other current assets                                      2,849                3,895
     Deferred tax asset                                           --                3,001
                                                            --------             --------
TOTAL CURRENT ASSETS                                          27,421               46,343
                                                            --------             --------

PROPERTY AND EQUIPMENT, AT COST:
     Computer equipment                                       11,817                8,863
     Office furniture, equipment and
       leasehold improvements                                  3,658                5,777
                                                            --------             --------
         Total property and equipment, at cost                15,475               14,640

     Less accumulated depreciation and
       amortization                                          (12,379)             (10,948)
                                                            --------             --------
         Net property and equipment                            3,096                3,692
                                                            --------             --------

CAPITALIZED SOFTWARE COSTS, net of accumulated
    amortization of $886 and $2,956 respectively                 910                  457

OTHER ASSETS                                                   1,620                4,189
                                                            --------             --------
TOTAL ASSETS                                                $ 33,047             $ 54,681
                                                            ========             ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  APPLIX, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              DECEMBER 31,
                                                                       2000                 1999
                                                                       ----                 ----
CURRENT LIABILITIES:
     Accounts payable                                               $  2,406             $  2,587
     Accrued liabilities                                               7,145                7,405
     Deferred revenue                                                  4,222                7,896
     Net liabilities of discontinued operation                         1,067                   --
                                                                    --------             --------
TOTAL CURRENT LIABILITIES                                             14,840               17,888
                                                                    --------             --------

NOTES PAYABLE                                                             --                1,080
COMMITMENTS (NOTE F)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000
         shares authorized, none issued and
         outstanding                                                      --                   --

     Common stock, $.0025 par value; 30,000,000
         shares authorized ; 11,893,893 and
         11,449,300, respectively                                         30                   29
     Capital in excess of par value                                   48,249               47,113
     Accumulated deficit                                             (27,268)              (8,356)
     Accumulated other comprehensive loss                               (580)                (556)
     Unearned compensation                                                --               (1,440)
     Notes receivable from stockholders                               (1,147)                  --
                                                                    --------             --------
                                                                      19,284               36,790
     Less 306,198 shares of treasury stock, at cost                   (1,077)              (1,077)
                                                                    --------             --------
TOTAL STOCKHOLDERS' EQUITY                                            18,207               35,713
                                                                    ========             ========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 33,047             $ 54,681
                                                                    ========             ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                      APPLIX, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

For the years ended December 31,                                  2000                 1999                 1998
                                                                  ----                 ----                 ----
License revenue                                                $ 23,735             $ 21,610             $ 21,153
Service revenue                                                  16,504               15,261                7,909
                                                               --------             --------             --------
           TOTAL REVENUE                                         40,239               36,871               29,062
                                                               ========             ========             ========

Cost of license revenue                                           1,985                1,454                2,006
Cost of service revenue                                          13,757               11,498                6,509
                                                               --------             --------             --------
           GROSS MARGIN                                          24,497               23,919               20,547
                                                               ========             ========             ========
OPERATING EXPENSES:
      Selling and marketing                                      25,580               19,957               21,852
      Research and development                                    7,502                7,101                5,918
      General and administrative                                  4,292                4,485                3,678
                                                               --------             --------             --------
          TOTAL OPERATING EXPENSES                               37,374               31,543               31,448
                                                               ========             ========             ========

OPERATING LOSS                                                  (12,877)              (7,624)             (10,901)
Interest income - net                                             1,153                1,031                  985
                                                               --------             --------             --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             (11,724)              (6,593)              (9,916)


Provision for (benefit from) income taxes                         3,583               (2,342)              (3,657)
                                                               --------             --------             --------
NET LOSS FROM CONTINUING OPERATIONS                             (15,307)              (4,251)              (6,259)
Discontinued operation (Note C):
     Income (loss) from discontinued operation,
         including income tax provision of $63,
         $3,739, and $4,356, respectively                          (367)               6,631                7,446

     Loss on disposal of VistaSource, including a
         provision of $2,367 for losses during the
         phase-out period                                        (3,238)                  --                   --
                                                               --------             --------             --------
NET INCOME (LOSS)                                              $(18,912)            $  2,380             $  1,187
                                                               ========             ========             ========

Basic and diluted income (loss) per share:
    Continuing operations                                      ($  1.36)            ($  0.40)            ($  0.61)
    Discontinued operation                                        (0.32)                0.62                 0.73
                                                               --------             --------             --------
       Total income (loss) per share                           ($  1.68)            $   0.22             $   0.12
                                                               ========             ========             ========
    Weighted average number of basic and diluted
       shares outstanding                                        11,246               10,625               10,191

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  APPLIX, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  ACCUMULATED
                                         CAPITAL                     OTHER                         NOTES
                              COMMON  IN EXCESS OF  ACCUMULATED  COMPREHENSIVE    UNEARNED    RECEIVABLE FROM    TREASURY
                               STOCK    PAR VALUE     DEFICIT         LOSS      COMPENSATION    STOCKHOLDERS       STOCK      TOTAL
                               -----    ---------     -------         ----      ------------    ------------       -----      -----
JANUARY 1, 1998              $    26    $ 40,959    $  (11,923)     $ (142)       $     --        $    --      $   (933)   $ 27,987
Stock issued under stock
  option and purchase plans
  (207,508 shares)                           730                                                                                730
Comprehensive income:
  Net income                                             1,187                                                                1,187
  Foreign currency
      exchange translation
      adjustment                                                      (329)                                                    (329)
                                                                                                                           --------
Comprehensive income                                                                                                            858
-----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998                 26      41,689       (10,736)       (471)                                        (933)     29,575
Stock option income
  tax benefit                                921                                                                                921
Stock issued for purchase
  of Cosource.com
  (148,571 shares)                           640                                                                                640
Stock issued under stock
  option and purchase
    plans (749,391 shares)         3       2,423                                                                              2,426
Issuance of restricted
  stock                                    1,440                                    (1,440)                                      --
Repurchase of common stock
  (27,500 shares)
Comprehensive income:                                                                                              (144)       (144)
  Net income                                             2,380                                                                2,380
  Foreign currency exchange
    translation adjustment                                             (85)                                                     (85)
                                                                                                                           --------
Comprehensive income                                                                                                          2,295
-----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999                 29      47,113        (8,356)       (556)         (1,440)            --        (1,077)     35,713
Stock issued under stock
  option and purchase
  plans (188,591 shares)                   1,184                                                                              1,184
Issuance of restricted
  stock (256,002 shares)           1       1,119                                                   (1,120)                       --
Interest on stockholders'
  notes receivable                                                                                    (27)                      (27)
Amortization of unearned
  compensation                                                                         273                                      273
Forfeiture of restricted
  stock                                   (1,167)                                    1,167                                       --
Comprehensive loss:
  Net loss                                             (18,912)                                                             (18,912)
  Foreign currency exchange
   translation adjustment                                              (24)                                                     (24)
                                                                                                                           --------
Comprehensive loss                                                                                                          (18,936)
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000            $    30    $ 48,249     $ (27,268)     $ (580)       $     --        $(1,147)     $ (1,077)   $ 18,207
===================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  APPLIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

FOR THE YEARS ENDED DECEMBER 31,                          2000             1999             1998
                                                          ----             ----             ----
OPERATING ACTIVITIES:
      NET INCOME (LOSS)                                 $(18,912)        $  2,380         $  1,187
      Adjustments to reconcile net income (loss)
         to net cash (used in) provided by
         operating activities:
      Depreciation                                         2,032            1,633            2,047
      Amortization of capitalized software costs             983              797              791
      Amortization of goodwill                               347               65              144
      Amortization of deferred compensation                  573               --               --
      Provision for loss on disposal of
         discontinued operation                            3,238               --               --
      Provision for doubtful accounts                        344               --              100
      Interest receivable on notes to
         stockholders                                        (27)              --               --
      Deferred tax asset                                   3,001             (406)              28
      Changes in operating assets and
         liabilities net of assets acquired:
         Accounts receivable                              (1,214)              61           (1,985)
         Other assets                                        891           (1,165)             139
         Accounts payable                                    433              592             (681)
         Accrued liabilities                                 381               61            1,411
         Deferred revenue                                 (1,042)             705             (961)
                                                        --------         --------         --------
            CASH (USED IN) PROVIDED BY
               OPERATING ACTIVITIES                       (8,972)           4,723            2,220
                                                        --------         --------         --------

INVESTING ACTIVITIES:
      Purchase of property and equipment                  (2,655)          (1,709)          (1,652)
      Capitalized software costs                          (1,803)            (784)            (783)
      Purchase of short-term investments                 (31,715)         (41,000)         (36,242)
      Maturities of short-term investments                46,870           29,885           45,930
      Purchase of CoSource.com, net of
        cash acquired                                         --           (1,197)              --
                                                        --------         --------         --------
            CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                       10,697          (14,805)           7,253
                                                        --------         --------         --------

FINANCING ACTIVITIES:
      Proceeds from exercise of incentive
         stock employee stock options and
         employee stock purchase plan                      1,184            3,346              730
      Purchase of treasury stock                              --             (144)              --
      Principal payment on notes payable                    (660)              --               --
      Principal payments under capital
         lease obligations                                    --             (118)            (109)
                                                        --------         --------         --------
            CASH PROVIDED BY FINANCING
              ACTIVITIES                                     524            3,084              621
                                                        --------         --------         --------

Effect of exchange rate changes on cash                      (24)             (85)            (329)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             2,225           (7,083)           9,765

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR                                                   10,321           17,404            7,639
                                                        --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 12,546         $ 10,321         $ 17,404
                                                        ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid during the year for:
   Income taxes                                         $    110         $    312         $    126
   Interest                                             $      5         $     11         $     15

Stock issued in exchange for stockholder
   notes                                                $  1,120         $     --         $     --

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  APPLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. The Company has one principal business segment, its customer analytics and business planning software segment, which is reported as continuing operations. The Company's VistaSource business unit, previously reported as the Linux Division, is now reported as a discontinued operation. (Note C) The customer analytics and business planning software division focuses on enabling customers to automate their front office business operations including customer relationship management and business planning. The Company's VistaSource business unit is a provider of Internet accessible, Linux and Unix based applications and technologies, and is a provider of open source software development auction services and collaborative open source software content. In December 2000, the Company decided to dispose of its VistaSource operations and has presented this segment as discontinued in the consolidated financial statements.

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2000, the Company had an accumulated deficit of $27.3 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company's information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management's plans include increasing revenue and generating positive cash flows from operations. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company's ability to continue as a going concern.

B. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Applix, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue is recognized from the license of software upon receipt of evidence of the arrangement, delivery of the software, and a determination that the fee is fixed, collection of the resulting receivable is deemed reasonably assured and no significant vendor and post-contract support obligations remain. Revenue arrangements where multiple products or services are sold together under one contract are allocated to each element based on their relative value with these fair values being determined using the price charged when that element is sold separately. Service revenue includes revenue from training, consulting and support. Support revenue is recognized ratably over the contract term, typically one year. Revenue from training and consulting is recognized as the services are performed. Payments received in advance for support contracts are initially recorded as deferred revenue and are recognized ratably over the term of the contract. Allowance for estimated future product returns is provided in the same period as the related revenue.

CASH EQUIVALENTS

     The Company considers all short-term investments with original maturities of less than 90 days to be cash equivalents. The Company's investment portfolio consists of cash equivalents and investments placed with institutions which management believes to be of high credit quality. Cash equivalents totaled $8,471,000 and $17,562,000 at December 31, 2000 and 1999 respectively.

SHORT-TERM INVESTMENTS

     All short-term investments are classified as available-for-sale, and are in liquid high-grade commercial paper with original maturities beyond three months and less than twelve months. Securities are marked to market and the resulting unrealized concentrations of credit risk gains and losses have been insignificant.

CONCENTRATION OF CREDIT RISK

     The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivatives contracts. The Company's cash equivalents are placed in money market accounts with financial institutions which management believes to be of high credit quality. The Company's trade receivables reflect a broad customer base, both domestically and internationally.

     The credit risk from the Company's derivative contracts, typically forward contracts, is derived from the counterparty to the transaction, typically a major bank or financial institution. The Company does not anticipate nonperformance by any of these counterparties.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2 to 6 years) as detailed below. Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives or the lease term, whichever is shorter. The Company did not retire any fully depreciated assets in 2000 or 1999. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

     ASSET TYPE          ESTIMATED USEFUL
     ----------          ----------------
                          LIFE (IN YEARS)
                          ---------------
Office furniture                 6
Leasehold improvements           5
Equipment                        3
Computer equipment               3
Software                         2

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

     Amortization expense totaled $983,000, $797,000, and $791,000 for the years ended December 31, 2000, 1999, 1998, respectively, and is included in the cost of license revenue.

LONG-LIVED ASSETS

     The Company evaluates the net realizable value of capitalized software, goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances are identified by a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non financial data such as market trends, product development cycles, and changes in management's market emphasis. Management believes that no such events have occurred.

     The Company assesses the potential impairment of such long-lived assets by comparing the expected future operating cash flows of the assets in relation to their carrying value. If the carrying value is greater than the expected undiscounted cash flows, then the carrying value is reduced to the net present value of the expected future cash flows.

INCOME TAXES

     Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Potentially dilutive common shares consist of stock options and unvested shares of restricted stock. The diluted computations do not include common stock equivalents for the years ended December 31, 2000, 1999 or 1998 as their inclusion would have an antidilutive effect on the net loss per share from continuing operations. For the years ended December 31, 2000, 1999 and 1998, the Company excluded dilutive potential common shares of 1,034,000, 1,391,000 and 508,000 respectively, from its calculation of income (loss) per share.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency for all of the locations in which the Company has a foreign operation is the applicable local currency.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The Company uses foreign currency forward contracts to mitigate the effects of exchange rate changes on the intercompany balances. In 2000, a portion of the billings in the Netherlands and United Kingdom subsidiaries was denominated in US dollars. In order to offset any potential exchange rate exposure for the US dollar receivables, the Company uses foreign currency contracts. The foreign currency exposures are denominated in European currencies. The Company normally hedges intercompany and receivable balances for a 90 day period. Foreign currency contracts are marked to market on a monthly basis and the resulting unrealized gains/losses are recognized in the statement of operations. The net contract hedges for intercompany balances were $2.3 million in British pounds, $191,000 in French francs, $1.1 million in German marks, $419,000 in Netherland guilders, and $58,000 in Swiss francs at December 31, 2000. The contract hedges for US dollar receivables were $950,000 in Netherland guilders and $1.1 million in British pounds, at December 31, 2000.

USE OF ESTIMATES

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

RECLASSIFICATIONS

     Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects that SFAS No. 133 will result in an increase in its reported assets and liabilities, but does not expect a material effect on its result of operations. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in 2001.

C.  DISCONTINUED OPERATIONS

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource, Inc. subsidiary. On March 14, 2001, the Company signed a definitive agreement to sell substantially all of the assets of the VistaSource business unit. The segment's results of operations including revenue, operating expenses, other income and expense and income taxes for 2000, 1999 and 1998, have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheet at December 31, 2000 reflects the net liabilities of the VistaSource segment as net liabilities of discontinued operation within current liabilities. The balance sheet at December 31, 1999 and the statements of cash flows for 2000, 1999 and 1998 have not been reclassified for the discontinued operation. The estimated losses associated with the disposition of VistaSource are approximately $3.6 million for 2000. Those losses include approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of VistaSource, $1.1 million in estimated losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses are partially offset by anticipated proceeds of $1.3 million from the divestiture. (Note K)

     Summary operating results and balance sheet information of the discontinued operation are as follows:

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)

                                                  2000            1999              1998
                                                  ----            ----              ----
OPERATING RESULTS:
Revenue                                        $ 10,250         $ 18,970         $ 21,118
Income (loss) before income taxes                  (304)          10,370           11,802
Net income (loss)                                  (367)           6,631            7,446

BALANCE SHEET INFORMATION:
Accounts receivable, less allowance for        $  3,159         $  4,178
  doubtful accounts of $200 and $0,
  respectively
Other current assets                                200              302
Property and equipment, less                      1,218              646
  accumulated depreciation of $602 and
  $243, respectively
Capitalized software, less accumulated              367              165
  amortization of $425 and $1,557,
respectively
Intangible assets, less accumulated               1,098            1,300
  amortization of $220 and $18,
  respectively
Accounts payable                                   (254)            (216)
Accrued liabilities                                (985)            (588)
Deferred revenue                                 (2,632)          (2,858)
Note payable, current portion                        --             (358)
Note payable, noncurrent portion                     --           (1,080)
Accrued loss on disposal                         (3,238)              --
                                               --------         --------
Net assets (liabilities) of
   discontinued operation                      $ (1,067)        $  1,491
                                               ========         ========

D.  ACCRUED LIABILITIES

ACCRUED LIABILITIES CONSIST OF  (IN THOUSANDS):

                                          DECEMBER 31,
                                    2000               1999
                                    ----               ----
Taxes                             $ 3,017             $ 2,506
Commissions                         1,169               1,071
Accrued vacation                      846               1,068
Accrued compensation                  448                 366
Other                               1,665               2,394
                                  -------             -------
               TOTAL              $ 7,145             $ 7,405
                                  =======             =======

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E.  INCOME TAXES

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES WAS TAXED UNDER THE FOLLOWING JURISDICTIONS:

FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                               2000            1999            1998
                                             ----            ----            ----
Domestic                                  $(12,831)        $(7,330)       $(10,061)
Foreign                                      1,107             737             145
                                          --------         -------        --------
                              TOTAL       $(11,724)        $(6,593)       $ (9,916)
                                          --------         -------        --------

THE COMPONENTS OF THE INCOME TAX
PROVISION (BENEFIT) FROM CONTINUING
OPERATIONS ARE AS FOLLOWS:

Current:
   Federal and state                      $     16         $(2,859)       $ (4,039)
   Foreign                                     566             207              55
                                          --------         -------        --------
                      TOTAL CURRENT            582          (2,652)         (3,984)
                                          --------         -------        --------
Deferred:
   Federal and state                        (4,831)            215             326
   Foreign                                      --              95               1
   Change in valuation allowance             7,832              --              --
                                          --------         -------        --------
                     TOTAL DEFERRED          3,001             310             327
                                          --------         -------        --------
         TOTAL INCOME TAX PROVISION       $  3,583         $(2,342)       $ (3,657)
                                          ========         =======        ========


     The approximate tax effect of each type of temporary difference and carryforward is as follows:


AS OF DECEMBER 31,
(IN THOUSANDS)

                                     2000            1999           1998
                                     ----            ----           ----
Net operating loss carryforwards    $ 5,066         $   616        $   616
Deferred                                719             243            714
Accounts receivable                     607             193            143
Accrued exp                             135              53            140
Vacation and benefits                   549             776            448
Software/fixed assets                    49             325            310
Tax credit carryforwards              1,297             795            224
Valuation allowance                  (8,422)             --             --
                                    -------         -------        -------
NET DEFERRED TAX ASSET              $    --         $ 3,001        $ 2,595
                                    =======         =======        =======

THE FOLLOWING SCHEDULE RECONCILES THE DIFFERENCE BETWEEN THE FEDERAL INCOME TAX RATE AND THE EFFECTIVE INCOME TAX RATE FOR CONTINUING OPERATIONS:

FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)

                                           2000            1999            1998
                                           ----            ----            ----
U.S. federal statutory rate                $(3,986)        $(2,241)        $(3,370)
State and foreign tax provision, net          (589)           (194)           (298)
Research and experimentation tax credit       (211)           (237)            (83)
Permanent items                                512             195              82
Other                                           25             135              12
Change in valuation allowance                7,832              --              --
                                           -------         -------         -------
TAX PROVISION                              $ 3,583         $(2,342)        $(3,657)
                                           =======         =======         =======

         A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company's review of its available evidence supporting the deferred tax asset, including its decision to dispose of its VistaSource segment, the Company established a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company had net operating loss carryforwards of approximately $11,800,000 and $360,000 at December 31, 2000 and 1999, respectively. These net operating loss carryforwards begin to expire in 2010. The Company also has federal research tax credits of approximately $1,300,000 and $1,000,000 at December 31, 2000 and 1999, respectively. These credits begin to expire in 2001.

     In addition, the Company has approximately $4,000,000 of net operating loss carryforwards and $1,000,000 of tax credit carryforwards available for federal income tax purposes that related to the exercise of non-qualified stock options and disqualifying disposition of incentive stock options which are also fully offset by a valuation allowance as of December 31, 2000. The benefit from these carryforwards, totalling approximately $2,360,000, if realized, will be credited to additional paid-in capital.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

F. COMMITMENTS

     The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through April 2010. (Note K) Total rent expense from continuing operations was $2,094,760, $1,845,907 and $1,826,218 for 2000, 1999 and 1998, respectively. The following is a schedule of future minimum lease payments for continuing operations:

AS OF DECEMBER 31, 2000, (IN THOUSANDS)

                                   OPERATING
                                    LEASES
                                    ------
2001                                $1,880
2002                                 1,044
2003                                   923
2004                                   658
2005                                   597
2006 and thereafter                  1,649
                                    ------
TOTAL MINIMUM LEASE PAYMENTS        $6,751
                                    ======

G. STOCKHOLDERS' EQUITY

     On September 15, 2000, the Board of Directors of Applix (the "Company") declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on October 2, 2000 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Stock"), at a purchase price of $42.00 in cash, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 18, 2000 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.

STOCK OPTION PLANS

     The 1994 Equity Incentive Plan of the Company (the "Equity Plan") was adopted by the Company's Board of Directors on April 11, 1994 and approved by its stockholders on May 20, 1994 and amendments to the Equity Plan were adopted by the Board on March 13, 1997, January 23, 1998, January 22, 1999 and March 17, 2000 and approved by the stockholders on May 8, 1997, May 8, 1998, May 9, 1999, and May 5, 2000, respectively. The Equity Plan enables the Company to make awards of restricted Common Stock and to grant options to purchase Common Stock to employees, officers or directors of and consultants to the Company. Restricted stock awards entitle the recipient to purchase Common Stock from the Company under terms which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the Common Stock subject to the award upon the termination of the recipient's employment or other relationship with the Company. Stock options entitle the optionee to purchase Common Stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of Common Stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, the incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date as determined by the Board of Directors. As of December 31, 2000, a total of 654,005 shares had been issued upon exercise of stock options; an additional 2,987,852 shares were issuable pursuant to stock options outstanding;

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and 592,298 shares were reserved for future issuance under the Equity Plan. At December 31, 2000, options for 1,254,209 shares were exercisable. To date, no restricted stock awards have been granted under the Equity Plan.

     The Company also has a 1984 Stock Option Plan (the "Option Plan") for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options were issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant, as determined by the Board of Directors. The price of the stock options and the terms of exercise for all options granted were determined by the Board of Directors. Generally, stock options granted under the Option Plan vest over a five-year period. The options expire on the date determined by the Board of Directors, not to exceed 10 years following the date of grant in the case of incentive stock options. As of December 31, 2000, a total of 1,028,969 shares had been issued upon exercise of stock options granted under the Option Plan and an additional 44,200 shares were issuable pursuant to outstanding stock options. At December 31, 2000, options for 44,200 shares were exercisable. No further options may be granted under the Option Plan.

     On March 19, 1996, the Board of Directors adopted, and on May 10, 1996 the stockholders approved, the 1996 Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company's Common Stock were initially reserved for issuance pursuant to the Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. Each option granted pursuant to the Director Plan becomes exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date. As of December 31, 2000, there were 35,000 shares issuable pursuant to stock options, 12,500 shares reserved for future issuance, no shares issued upon exercise of stock options and options for 27,500 shares of Common Stock were exercisable under the Director Plan. No additional options will be granted under the 1996 Director Plan.

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

     The Sinper Plan is administered by the Board of Directors of the Company. Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. As of December 31, 2000, there were 15,890 shares issued upon exercise of stock options; 21,630 shares were issuable pursuant to stock options outstanding under the Sinper Plan. At December 31, 2000, 17,793 options outstanding under the Sinper Plan were exercisable. No additional options may be granted under the Sinper Plan.

     On December 17, 1999, the Board of Directors adopted, and on May 5, 2000, the stockholders approved, the 2000 Director Stock Option Plan (the "2000 Director Plan"). The 2000 Director Plan provides for the grant of non-statutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company's Common Stock may be issued upon the exercise of options granted under the 2000 Director Plan. Any shares subject to options granted pursuant to the 2000 Director Plan which terminate or expire unexercised will be available for future grants under the 2000 Director Plan. The 2000 Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 2000 Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant, as determined by the Board of Directors.

     The 2000 Director Plan provides for the automatic grant of stock options under the following circumstances: (i) an option for 1,500 shares of Common Stock was automatically granted to each Outside Director upon the approval of the 2000 Director Plan by the stockholders of the Company, (ii) an option for 10,000 shares of Common Stock will automatically be granted to each Outside Director who is initially elected to the Board of Directors after the approval of the 2000 Director Plan by the stockholders of the Company, upon his or her initial election to the Board of Directors (an "Election Grant"); and (iii) on January 1 of each year (beginning January 1, 2001), an option for 4,000 shares of Common Stock will automatically be granted to each Outside Director, provided he or she attended at least 75% of the meetings of the Board of Directors or any committees on which he or she served in the preceding year. Each option will become exercisable (or "vest"), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2000 Director Plan.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been decreased by $3,602,359 (net of tax) or $0.31 per share in 2000, $1,607,000 (net of tax) or
$0.15 per share in 1999, and net income and earnings per share would have been decreased by $1,471,000 (net of tax) or $0.16 per share in 1998. The Company would have recognized $4,457,000 in expense in 2000, but due to a change in forfeiture rates from prior years, the Company recognized a credit of $855,000 (net of tax). The Company would have recognized $2,055,000 (net of tax) in expense during 1999, but due to a change in forfeiture rates from prior years the Company recognized a credit of $447,000 (net of tax). The Company would have recognized $1,676,000 (net of tax) in expense during 1998, but due to a change in forfeiture rates from prior years the Company would have recognized a credit of $205,000 (net of tax). The average fair value of the options granted is estimated as $7.70 during 2000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility 95.2%, weighted average risk-free interest 6.42%, assumed forfeiture rate of 88.1% and an expected life of 5 years. The average fair value of the options granted is estimated as $4.46 during 1999 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility 94.9%, weighted average risk-free interest 5.18%, assumed forfeiture rate of 71.5% and an expected life of 5 years. The average fair value of the options granted is estimated as $3.58 during 1998 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0.0%, volatility of 90.7%, risk-free interest rate of 5.48%, assumed forfeiture rate of 67.3% and an expected life of 5 years.

     Stock option activity for all plans is as follows:

                                                            OPTIONS OUTSTANDING
                                               -----------------------------------------------
                                             OPTIONS/STOCK                        WEIGHTED
                                               AVAILABLE          OPTIONS          AVERAGE
                                               FOR GRANT        OUTSTANDING     EXERCISE PRICE
                                               ---------        -----------     --------------
BALANCE AT JANUARY 1, 1998                       235,108          2,069,466         $ 3.76

Options authorized, 1994 Plan                    450,000                 --             --
Expiration of 1984 Plan                           (6,466)                --         $ 1.59
Expiration of Sinper Plan                        (28,160)                --         $ 3.25
Options granted, 1994 Plan                      (774,600)           774,600         $ 4.60
Options granted, 1996 Director Plan              (10,000)            10,000         $ 6.06
Options exercised                                                   (68,433)        $ 2.90
Options cancelled                                442,960           (442,960)        $ 4.06
                                              ----------         ----------         ------
BALANCE AT DECEMBER 31, 1998                     308,842          2,342,673         $ 3.90
                                              ----------         ----------         ------

Options authorized, 1994 Plan                    500,000                 --             --
Expiration of 1984 Plan                           (1,893)                --         $ 1.11
Expiration of Sinper Plan                         (6,200)                --         $ 3.25
Options granted, 1994 Plan                    (1,005,900)         1,005,900         $ 5.79
Options granted, 1996 Director Plan               (7,500)             7,500         $ 3.88
Options exercised                                                  (559,292)        $ 3.29
Options cancelled                                495,179           (495,179)        $ 4.67
                                              ----------         ----------         ------
BALANCE AT DECEMBER 31, 1999                     282,528          2,301,602         $ 4.82
                                              ----------         ----------         ------

Options authorized, 1994 Plan                  1,500,000                 --             --
Options authorized, 2000 Director Plan            50,000                 --             --
Stock issued, Executive Stock Loan Program      (256,002)                --             --
Expiration of 1984 Plan                             (202)                --         $ 1.65
Options granted, 1994 Plan                    (1,429,080)         1,429,080         $10.08
Options granted, 1996 Director Plan               (7,500)             7,500         $18.06
Options granted, 2000 Director Plan              (14,500)            14,500         $ 6.13
Options exercised                                     --           (117,826)        $16.13
Options cancelled                                531,674           (531,674)        $ 3.56
                                              ----------         ----------         ------
BALANCE AT DECEMBER 31, 2000                     656,918          3,103,182         $ 6.97
                                              ----------         ----------         ------

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  ----------------------------------------  ---------------------------
                                     WEIGHTED
                                     AVERAGE      WEIGHTED                     WEIGHTED
                                    REMAINING     AVERAGE                       AVERAGE
   RANGE OF          NUMBER        CONTRACTUAL    EXERCISE      NUMBER         EXERCISE
EXERCISE PRICE    OUTSTANDING         LIFE         PRICE     EXERCISABLE         PRICE
--------------------------------------------------------     --------------------------
$0.15                   134           0.50        $ 0.15           134          $ 0.15
$1.12-$1.65          27,944           1.95        $ 1.18        27,944          $ 1.18
$1.87-$2.81          63,727           4.66        $ 2.43        38,635          $ 2.34
$3.00-$4.75       1,290,435           4.18        $ 3.64       825,680          $ 3.50
$5.00-$9.88         904,360           5.17        $ 6.03       309,719          $ 6.09
$10.00-$17.75       778,902           5.94        $13.36       131,098          $13.06
$18.00-$24.06        30,180           5.98        $21.07         2,992          $22.10
$34.75                7,500           2.35        $34.75         7,500          $34.75
                  ------------------------                   -------------------------
                  3,103,182           4.91         $6.97     1,343,702          $ 5.17
                  ------------------------                   -------------------------


         The Company had 1,343,702 and 662,149 options exercisable at December 31, 2000 and 1999, respectively, at weighted average prices of $ 5.17 and $ 4.29, respectively.

EMPLOYEE STOCK PURCHASE PLAN

         The Company established an Employee Stock Purchase Plan during 1995, allowing employees to purchase Common Stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. The plan allows for the purchase of up to 100,000 shares of Common Stock per plan period and 700,000 shares of Common Stock in the aggregate. As of December 31, 2000, 593,233 shares of common stock had been issued under the plan.

EXECUTIVE STOCK LOAN PROGRAM

     In September 2000, the Company sold 256,002 shares of common stock to certain stockholders. The purchase was funded by loans evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest is calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the stockholder sells any shares prior to July 31, 2005, the net proceeds from such sale shall become immediately due and payable without notice or demand. The aggregate amount of the notes totaled $1,120,000.

H. SUMMARY OF CONTRIBUTION PLAN

     Applix has a defined contribution plan (401(k)) in which all full time employees are eligible to participate once they have reached the age of 21. Employee and employer contributions vest immediately. The Company may make discretionary contributions to the plan as determined by the Board of Directors. Prior to May 15, 1996, the Company did not make any discretionary contributions to the Plan. Beginning on May 15, 1996, the Company has matched one third of the employee's contribution, up to 6% of the employee's earnings. The Company's matching contribution to the plan was $267,114, $225,373, and $215,021 for the years ended December 31, 2000, 1999, and 1998, respectively.

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


I.  MAJOR CUSTOMER AND GEOGRAPHIC DATA

         The Company's three largest customers (including resellers) comprised 9 % of total license revenue during 2000 and 7% of total license revenue in 1999.

     A summary of the Company's operations by geographic locations for the years ended December 31, 2000, 1999, and 1998 is as follows:

FOR THE YEAR ENDED DECEMBER 31, 2000  (IN THOUSANDS)

                                        UNITED
                                        STATES           EUROPE       ELIMINATIONS     CONSOLIDATED
                                        ------           ------       ------------     ------------
REVENUE FROM CONTINUING
OPERATIONS:
     Customers                         $ 17,220         $ 23,019        $     --         $ 40,239
     Intercompany                         5,219               --          (5,219)              --
                                       --------         --------        --------         --------
                          TOTAL        $ 22,439         $ 23,019        $ (5,219)        $ 40,239
                                       --------         --------        --------         --------
REVENUE FROM DISCONTINUED
OPERATION:
     Customers                         $  5,739         $  4,512        $     --         $ 10,251
     Intercompany                         1,075               --          (1,075)              --
                                       --------         --------        --------         --------
                          TOTAL        $  6,814         $  4,512        $ (1,075)        $ 10,251
                                       --------         --------        --------         --------

OPERATING INCOME (LOSS) FROM
CONTINUING OPERATIONS                  $(13,941)        $  1,064        $     --         $(12,877)

INCOME (LOSS) FROM DISCONTINUED
OPERATION BEFORE INCOME TAXES
AND INTEREST INCOME, NET               $   (428)        $    124        $     --         $   (304)

LONG-LIVED ASSETS                      $  4,544         $  1,082        $     --         $  5,626

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEAR ENDED DECEMBER 31, 1999  (IN THOUSANDS)

                                             UNITED
                                             STATES           EUROPE        ELIMINATIONS     CONSOLIDATED
                                             ------           ------        ------------     ------------
REVENUE FROM CONTINUING OPERATIONS:
     Customers                              $ 14,363         $ 22,508         $     --         $ 36,871
     Intercompany                              7,835               --           (7,835)              --
                                            --------         --------         --------         --------
                               TOTAL        $ 22,198         $ 22,508         $ (7,835)        $ 36,871
                                            --------         --------         --------         --------

REVENUE FROM DISCONTINUED OPERATION:
     Customers                              $ 10,075         $  8,895         $     --         $ 18,970
     Intercompany                              3,715               --           (3,715)              --
                                            --------         --------         --------         --------
                               TOTAL        $ 13,790         $  8,895         $ (3,715)        $ 18,970
                                            ========         ========         ========         ========

OPERATING INCOME (LOSS) FROM
CONTINUING OPERATIONS                       $ (8,347)        $    723         $     --         $ (7,624)

INCOME FROM DISCONTINUED OPERATION
  BEFORE INCOME TAXES AND INTEREST
  INCOME, NET                               $  9,264         $  1,011         $     --         $ 10,275

LONG-LIVED ASSETS                           $  7,613         $    725         $     --         $  8,338


FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

                                             UNITED
                                             STATES           EUROPE        ELIMINATIONS     CONSOLIDATED
                                             ------           ------        ------------     ------------
REVENUE
     Customers                              $ 13,388         $ 15,674         $     --         $ 29,062
     Intercompany                              4,279                            (4,279)
                                            --------         --------         --------         --------
TOTAL                                       $ 17,667         $ 15,674         $ (4,279)        $ 29,062
                                            --------         --------         --------         --------

REVENUE FROM DISCONTINUED OPERATION:
     Customers                              $ 12,269         $  8,849         $     --         $ 21,118
     Intercompany                              3,393               --           (3,393)              --
                                            --------         --------         --------         --------
                               TOTAL        $ 15,662         $  8,849         $ (3,393)        $ 21,118
                                            --------         --------         --------         --------

OPERATING INCOME (LOSS) FROM
  CONTINUING OPERATIONS                     $(11,010)        $    109         $     --         $(10,901)

INCOME FROM DISCONTINUED OPERATION
  BEFORE INCOME TAXES AND INTEREST
  INCOME, NET                               $ 10,820         $    953         $     --         $ 11,773

LONG-LIVED ASSETS                           $  3,912         $    797         $     --         $  4,709

         Operating income (loss) reflects revenue less related costs of revenue, direct selling expenses and allocated operating expenses incurred in the United States, which include general, administrative, research, development and marketing expenses. These expenses are allocated in proportion to the geographical segment sales. Total allocated expenses from continuing operations for the years ended December 31, 2000, 1999, and 1998 were $ 16,244,000, $13,360,000, and $12,595,000, respectively, of which $9,292,000, $8,155,000 and
$6,793,000, respectively, were allocated to Europe. In addition, the income
(loss) from discontinued operation excludes allocation of overhead.

         Revenue from export sales included in U.S. operations were as follows:

                                  APPLIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                          2000          1999          1998
--------------                          ----          ----          ----
REGION
Asia                                   $  165        $1,819        $2,048
Australia                                 254           855           698
Canada                                    510           681         1,221
Europe                                     --            --            84
Other                                      14            22            89
                                       ------        ------        ------
                          TOTAL        $  943        $3,377        $4,140
                                       ------        ------        ------

     The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating entities. Accordingly, the revenue, operating income (loss) and long-lived assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating entities were independent of one another.

J. ACQUISITIONS

     On December 10, 1999, the Company acquired Cosource.com for an aggregate cost of $4.3 million consisting of cash of $480,000, stock valued at $2.1 million, a promissory note for $1.4 million and the estimated acquisition costs of approximately $250,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Cosource.com and the results of its operations have been included in the 1999 financial statements of the Company since the date of the acquisition. The notes payable was expected to be paid in equal installments over a four year period at a 5% annual interest rate. $1.4 million of the stock issued was expected to be earned in equal installments over a four year period. The notes payable and the stock were contingent on the continued employment during that period by two key employees and were therefore recorded as unearned compensation. In 2000, these two key employees left the Company and the items related to the unearned compensation and notes payable have been removed from the balance sheet in 2000. The purchase resulted in $1.3 million in goodwill, various other intangible assets, which were being amortized over a seven year period from the acquisition date. The unamortized balance of the intangible assets of $1,098,000 is included in the calculation of the loss on disposal of VistaSource (Note C).

K. SUBSEQUENT EVENTS

     On January 23, 2001, the Company entered into a lease agreement for approximately 49,920 square feet of new office space in Westborough, Massachusetts at 289-291 Turnpike Road for its corporate headquarters. The term of the lease, which commences on November 1, 2001, is for twelve years with an option to extend for an additional five years. Rental payments under this lease total $46,592, $279,552, $279,552, $279,552, and $3,607,552 for 2001, 2002,
2003, 2004, 2005 and thereafter, respectively.

     On February 26, 2001, the Board of Directors adopted the Company's 2001 Employee Stock Purchase Plan (the "2001 Stock Purchase Plan"). A total of 800,000 shares of Common Stock are available for issuance under the 2000 Stock Purchase Plan. The 2001 Stock Purchase Plan will be conducted in a series of offerings. The first offering commences on April 1, 2001 and will continue until July 31, 2001. Subsequent offerings will commence on each February 1 and August 1 and will continue for six month periods. To participate in an offering under the 2001 Stock Purchase Plan, an employee must authorize the Company to deduct from 1% to 10% of his or her base pay during the offering period. At the end of each offering period, the accumulated payroll deductions of each participating employee will be used to purchase shares of Common Stock at the purchase price for that offering period. The purchase price of the shares in each offering period will be 85% of the closing price per share of the Common Stock on the Nasdaq National Market on either the first day or the last day of the offering period, whichever is lower. The 2001 Stock Purchase Plan will be administered by the Board of Directors or by a Committee appointed by the Board, which is authorized to make rules and regulations for the administration and interpretation of the 2001 Stock Purchase Plan.

     On March 14, 2001, the Company signed a definitive agreement to sell the assets of VistaSource business unit for $1.3 million in cash, and a portion of future collections of outstanding accounts receivable. In addition, following the sale, the Company will retain a 19% interest in the acquiring company. The closing date of the sale is expected to take place prior to April 30, 2001.

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  3.1(1)-      Restated Articles of Organization.

  3.2(1)-      By-laws.

  4.1(2)- Form of Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

 10.1(1)+-     1994 Equity Incentive Plan.

 10.2(1)+-     1984 Stock Option Plan.

 10.3(3)- Commercial Lease between the Registrant and Westboro II-III, Inc. dated January 5, 1996.

 10.4(3)- Commercial Lease between the Registrant and Westboro I Real Estate Corp. dated January 15, 1996.

 10.5(4)+-     2000 Director Stock Option Plan.

 10.6- Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

 10.7+- Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.

 21.1-         Subsidiaries of the Registrant.

 23.1-         Consent of PricewaterhouseCoopers LLP.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-85688).

 (2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated September 20, 2000.

 (3) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 1, 1996.

 (4) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 30, 2000.

          + Management contract or compensatory plan.