Form 10-Q
period 2001-03-31
APPLIX INC /MA/
filed 2001-05-14
CIK 932112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           REGISTRANT HAD 11,860,127 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT MAY 9, 2001.

                                  APPLIX, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     Unaudited Condensed Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000                                      3


     Unaudited Condensed Consolidated Statements of Operations
          For the three months ended March 31, 2001 and 2000                        4


     Unaudited Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 2001 and 2000                        5


     Notes to Unaudited Condensed Consolidated Financial Statements                6-9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                      10-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 13

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                           13

Signature                                                                          14

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2001             2000
                                                                            ---------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $ 12,183          $ 12,546
     Accounts receivable, less allowance for doubtful accounts
          of $1,479 and $1,397, respectively                                  12,773            12,026
     Other current assets                                                      2,669             2,876
                                                                            --------          --------
          Total current assets                                                27,625            27,448

Property and equipment, at cost                                               15,529            15,475
Less accumulated amortization and depreciation                               (12,532)          (12,379)
                                                                            --------          --------
     Net property and equipment                                                2,997             3,096
Capitalized software costs, net of accumulated
       amortization of $1,095 and $886, respectively                             876               910
Goodwill, net of accumulated amortization of
       $923 and $915 respectively                                              2,188               370
Other assets                                                                   1,387             1,250
                                                                            --------         ---------
          Total assets                                                      $ 35,073          $ 33,074
                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $  3,415          $  2,406
     Accrued liabilities                                                       8,092             7,145
     Deferred revenue                                                          5,464             4,222
     Net liabilities of discountinued operation                                1,771             1,067
                                                                            --------          --------
          Total current liabilities                                           18,742            14,840

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 12,043,069 and 11,893,893 shares issued,
          respectively                                                            30                30
     Capital in excess of par value                                           49,002            48,249
     Accumulated deficit                                                     (29,861)          (27,268)
     Accumulated other comprehensive loss                                       (643)             (580)
     Notes receivable from stockholders                                       (1,120)           (1,120)
     Treasury stock, 306,198 shares, at cost                                  (1,077)           (1,077)
                                                                            --------          --------
          Total stockholders' equity                                          16,331            18,234
                                                                            --------          --------
          Total liabilities and stockholders' equity                        $ 35,073          $ 33,074
                                                                            ========          ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                MARCH 31,         MARCH 31,
                                                                  2001              2000
                                                                --------          --------
License Revenue                                                   $5,814            $5,095
Service revenue                                                    5,513             4,182
                                                                --------          --------
          Total revenue                                           11,327             9,277

Cost of license revenue                                              491               427
Cost of service revenue                                            3,968             3,570
                                                                --------          --------
          Gross margin                                             6,868             5,280

Operating expenses:
          Selling and marketing                                    7,015             5,183
          Research and development                                 2,108             1,821
          General and administrative                               1,144               946
                                                                --------          --------
          Total operating expenses                                10,267             7,950
                                                                --------          --------

Operating loss                                                    (3,399)           (2,670)

Interest income, net                                                 133               355
                                                                --------          --------
Net loss from continuing operations before income taxes           (3,266)           (2,315)

Provision for (benefit from) income taxes                             44              (771)
                                                                --------          --------
Net loss from continuing operations                              ($3,310)          ($1,544)

Income from discontinued operation                                    --               747
Gain on disposal of discontinued operation                           718                --
                                                                --------          --------
Net Loss                                                         ($2,592)            ($797)
                                                                ========          ========

Basic and diluted income (loss) per share:
     Continuing Operations                                        ($0.28)           ($0.14)
     Discontinued Operations                                       $0.06             $0.07
                                                                --------          --------
          Total loss per share                                    ($0.22)           ($0.07)
                                                                ========          ========

Weighted average number of basic and
     diluted shares outstanding                                   11,689            11,043

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                        ---------------------------------
                                                                                        MARCH 31, 2001     MARCH 31, 2000
                                                                                        --------------     --------------
Operating activities:
Net loss                                                                                    ($2,592)            ($797)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
          Depreciation and amortization                                                         395               750
          Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                                      (146)              337
               (Increase) decrease in other current assets                                      263              (293)
                Increase in accounts payable                                                    684               147
                Decrease in accrued liabilities                                              (1,473)             (878)
                Increase deferred revenue                                                       942               110
                                                                                           --------          --------
          Cash used for operating activities                                                 (1,927)             (624)

INVESTING ACTIVITIES:
          Purchase of property and equipment                                                    (40)             (824)
          Capitalized software costs                                                           (175)             (226)
          Proceeds from sale of discontinued operation                                        1,300                --
          Purchase of short-term investments                                                     --           (15,376)
          Maturities of short-term investments                                                   --            15,155
          Cash received from purchase of Dynamic Decisions Pty                                   17                --
                                                                                           --------          --------
  Cash provided by (used for) investing activities                                            1,102            (1,271)

FINANCING ACTIVITIES:
          Proceeds from exercise of incentive stock options and
             employee stock purchase plans                                                      526               576
                                                                                           --------          --------
          Cash provided by financing activities                                                 526               576
          Effect of exchange rate changes on cash                                               (64)              (22)
                                                                                           --------          --------
          Net decrease in cash and cash equivalents                                            (363)           (1,341)

Cash and cash equivalents at beginning of period                                             12,546            10,321
                                                                                           --------          --------
Cash and cash equivalents at end of period                                                 $ 12,183          $  8,980
                                                                                           ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                                     15                --
Stock issued for acquisition of Dynamic Decisions Pty                                           227                --
Note payable issued for acquisition of Dynamic Decisions Pty                                  1,549                --

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.   NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. The Company has one principal business segment, its customer analytics and business planning software segment, which is reported as continuing operations. The Company provides customer relationship management and business planning software that enables customers to automate their front office business operations including customer relationship management and business planning. On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation since December 31, 2000 (note F).

B.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 2, 2001. The results of the three-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

C.   COMPUTATION OF NET LOSS PER COMMON SHARE

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

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


     Potential common shares were excluded from the calculation of net loss per share for the periods ended March 31, 2001 and March 31, 2000 since their inclusion would be antidilutive. Potential common shares excluded from the calculation of diluted loss per share were 3,506,092 and 2,636,512 for the three months ended March 31, 2001 and 2000, respectively.


D.   COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes foreign currency translation adjustments.

                                                 -----------------------------
                                                       Three Months Ended
(in thousands)                                              March 31
                                                 -----------------------------
                                                    2001               2000
                                                 ----------         ----------
Net income (loss)                                  ($2,592)             ($797)
Other comprehensive loss                               (63)               (22)
                                                 ----------         ----------
Total comprehensive income (loss)                  ($2,655)             ($819)
                                                 ==========         ==========

E.   EFFECT OF RECENT ACCOUNTING PRONOUNCMENTS

     In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 on January 1, 2001 without significant impact to its results of operations or financial position.

F.   DISCONTINUED OPERATION

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. ("Real-Time"), a subsidiary of Parallex Capital Partners, LLC for $1.3 million and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense and income taxes of the VistaSource business unit for 2001 and 2000 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheets at March 31, 2001 and December 31, 2000 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities.

                                  APPLIX, INC.

                                   (unaudited)


     At December 31, 2000, the estimated net losses associated with the disposition of the VistaSource business were approximately $3.6 million for 2000. These losses included approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of the VistaSource business, $1.1 million in estimated losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by anticipated proceeds of $1.3 million from the divestiture.

     The VistaSource business generated an $870,000 loss from its operations in the first quarter of 2001 compared to the estimated $1.1 loss recognized at December 31, 2000. After adjustments for the actual results of operations of the VistaSource business through the date of disposal, changes in net assets delivered at closing, and changes in estimates of certain obligations, the net loss on the disposal was $2,877,000.

Summary operating results from the discontinued operation of the first quarter in 2001 and 2000 are as follows:

                                     THREE MONTHS ENDED      THREE MONTHS ENDED
(in thousands)                         MARCH 31, 2001          MARCH 31, 2000
                                     ------------------      ------------------
Revenue                                    $1,666                  $3,144
Cost of Sales                                 249                     516
                                     ------------------      ------------------
Gross Margin                                1,417                   2,628
Operating Expenses                          2,287                   1,881
                                     ------------------      ------------------
Operating Income Net of
 Income Taxes                               ($870)                   $747
                                     ==================      ==================

As a result of the disposition of the VistaSource business, $40,000 of allocated operations expense and $261,000 of general and administrative expense has been reclassified from income from discontinued operation to cost of goods sold and general and administrative expense in continuing operations, respectively. This increased the gain from discontinued operation to $747,000 from $446,000 reported on the Company's Annual Report on Form 10K for the year ended December 31, 2000.

     On March 30, 2001 the Company closed the sale of the VistaSource business and received the purchase price of $1,300,000. The reserve balance for the estimated costs associated with the disposition as of March 31, 2001 was $ 1,771,000, consisting of estimated brokerage fees, legal fees, severance costs, and audit fees. For the quarter ended March 31, 2001, the Company recognized a gain of $718,000 in discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business.

                                   (unaudited)


G.   ACQUISITIONS

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for a purchase price consisting of approximately $5.7 million and 100,000 shares of the Company's Common Stock. The cash portion of the purchase price is payable in installments over a maximum of 30 months beginning on July 1, 2001. Certain of the installment payments are contingent upon the continued employment of two key executives of Dynamic Decisions. The transaction was accounted for under the purchase method of accounting.

     A preliminary estimation of the value of the assets acquired in the transaction was done on March 31, 2001. The Company is in the process of completing a valuation of the intangible assets, which will be completed in the second quarter. Goodwill (included in other assets on the balance sheet) was recorded for the value of the acquired assets to the extent that the estimated value exceeded the fair market value of the acquired assets and will be amortized on a straight-line basis over six years. Contingent consideration of up to $4,065,000 will be paid out over the next two years and will be accounted for as compensation expense. The results of operations of Dymanic Decisions Pty Limited are included in the financial statements presented from the date of acquisition.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the three months ended March 31, 2001 assumes the acquisition of Dynamic Decisions Pty Limited on January 1, 2001.

                                               ----------------------
                                                 THREE MONTHS ENDED
(in thousands except for                         MARCH 31 (UNAUDITED)
     share amounts)                            ----------------------
                                                  2001         2000
                                               ----------------------
Revenue                                         $11,885      $10,058

Net loss                                        ($2,251)       ($185)

Total basic and diluted loss per share           ($0.19)      ($0.02)

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

     In October 1995, the Company acquired Target Systems Corporation, which developed and marketed customer interaction software. In October 1996, the Company acquired Sinper Corporation, doing business under the name TM1, which developed and marketed software used for on-line analytical processing (OLAP). These two acquisitions enabled Applix to expand its product offerings to include front office business applications. The Company focuses on front office business applications which include Applix iEnterprise, the Company's offering in the customer relationship management (CRM) market, and Applix iTM1, the Company's real time multi-dimensional analysis software for business intelligence applications.

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

     The Company acquired Cosource.com in December 1999 to expand its VistaSource Division into Internet accessibility and into a collaborative open source software web environment, in a transaction accounted for under the purchase method of accounting. In December 2000 the board of directors decided to dispose of VistaSource. As a result of this decision, VistaSource was classified as a discontinued operations as of December 31, 2000. On March 30, 2001, the Company sold the VistaSource unit to Real-Time International, Inc. a subsidiary of Parallex Capital Partners, LLC. The financial losses of VistaSource for the first quarter of 2001 were estimated and accrued for and are reflected on the balance sheet at December 31, 2000 as a current liability. In the first quarter of 2001, the Company experienced better results of operations from the VistaSource division than that estimated at December 31, 2000, which are reflected in the income statement as income from discontinued operation.

     On March 31, 2001, the Company acquired Dynamic Decisions Pty Limited of Australia in an effort to expand its superior customer analytics and business planning software across the globe. Applix plans to build upon Dynamic Decisions' strong customer base and to continue to offer the highest quality customer analytics and business planning software and support services to all of the Company's customers.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

     Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are described in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.


RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     Total revenue from continuing operations increased 22% to $11,327,000 for the quarter ended March 31, 2001 from $9,277,000 for the quarter ended March 31, 2000.

     License revenue from continuing operations increased 14% to $5,814,000 for the quarter ended March 31, 2001 from $5,095,000 for the quarter ended March 31, 2000. The increase was partially due to improved lead generation, qualification, and higher sales representatives in the first quarter of 2001 compared to the same period in 2000. The Company expects license revenue to continue to increase throughout the remainder of 2001. However, the Company's future license revenue growth will be particularly dependent on the continued acceptance of the Company's iCRM and iPlanning product offerings on a global basis.

     Service revenue from continuing operations increased in the quarter to $5,513,000, or 49% of total revenue, compared to $4,182,000, or 45% of total revenue in the same quarter last year representing a 32% increase. The Company expects service revenue from continuing operations to decrease as a percent of total revenue in the future.

     Domestic license revenue from continuing operations increased 60% to $2,304,000 for the quarter ended March 31, 2001 from $1,435,000 for the same period in the prior year. Domestic service revenue from continuing operations increased 25% to $1,965,000 from $1,575,000 in the same quarter last year.

     International license revenue from continuing operations decreased 4% to $3,510,000 for the quarter ended March 31, 2001 from $3,660,000 for the same period in 2000 primarily due to a decrease in international sales of the Company's iCRM and iPlanning products. International service revenues increased by 36% to $3,548,000 in the first quarter of 2001 from $2,607,000 in the same quarter last year.

     Gross margin from continuing operations increased to 61% for the three months ended March 31, 2001 from 57% for the same period in 2000. License revenue gross margins from continuing operations stayed level at 92% for the quarter ended March 31, 2001 and 2000. Service gross margins from continuing operations improved to 28% for the first quarter of 2001 from 15% in the same period last year due to lower outside contractor cost and improved inside consultant utilization levels.

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 35% to $7,015,000 for the quarter ended March 31, 2001 from $5,183,000 for the quarter ended March 31, 2000. Selling and marketing expenses increased as a percentage of total revenue to 62% for the quarter ended March 31, 2001 from 56% for the quarter ended March 31, 2000. The increase was primarily due to increased staffing levels associated with hiring additional sales representatives and additional spending for marketing programs as compared to the first quarter in 2000.

     Research and development expenses from continuing operations, which consist primarily of employee salaries, benefits and related expenses, increased 16% to $2,108,000 for the quarter ended March 31, 2001 from $1,821,000 for the quarters ended March 31, 2000 and were 19% of total revenue for the quarter ended March 31, 2001 versus 20% of total revenue for the quarter ended March 31, 2000. The increase in total spending is attributable to increased staffing and the cost of outside consultants in iCRM and iPlanning as well as increased investment in the product development of the iCRM and iPlanning initiatives. Total research and development expenses from continuing operations, including capitalized software costs, increased to $2,262,000 due to continuing work on foreign translations of our iCRM and iPlanning products, including $154,000 in capitalized software development costs, or 20% of total revenues for the quarter ended March 31, 2001 from $1,964,000, including $143,000 in capitalized software development costs, or 21% of total revenue for the quarter ended March 31, 2000. We expect research and development expenses to continue to increase in absolute dollars but not as a percentage of sales.

     General and administrative expenses from continuing operations, which include the costs of the finance, human resources and administrative functions, increased 21% to $1,144,000 for the quarter ended March 31, 2001 from $946,000 for the same period in 2000. This was principally due to increased travel, legal and audit fees, personnel reclassification, and higher investor relationship activity. General and administrative expenses remained at 10% of total revenue for the quarter ended March 31, 2001 and March 31, 2000. We expect general and administrative expenses to continue to increase in absolute dollars but not as a percentage of sales.

     Interest income decreased to $135,000 from $355,000 due to fewer funds invested during the three months ended March 31, 2001 versus the same period last year.

    The Company recorded a provision from income taxes for the quarter ended March 31, 2001 of $44,000 based on the Company's foreign income tax obligations. Given the Company's recurring losses, a valuation allowance has been established for any tax benefits associated with these losses because management believes that these tax benefits will not be realized.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had cash and cash equivalents of $12,183,000 as compared to $12,546,000 as of December 31, 2000. Cash used in the Company's operations was $1,927,000 for the three months ended March 31, 2001. The net loss of $2,592,000 was partially offset by the decrease in operating assets and liabilities of $270,000 and by depreciation and amortization of $395,000.

     Cash provided by investing activities totaled $1,102,000 for the three months ended March 31, 2001 resulting from capital expenditures of $40,000 and capitalized software development costs of $175,000. In addition, the Company received proceeds of $1,300,000 from the sale of VistaSource.

     Cash provided from finance activities totaled $526,000 for the three months ended March 31, 2001 which consisted of proceeds received from the exercise of incentive stock options and the Company's employee stock purchase plan of $526,000.

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

     At March 31, 2001, the Company held $7,214,000 in cash equivalents consisting of commercial paper and money market funds. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all the securities will be sold within one year. There have been no significant changes since December 31, 2000.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     None


(B)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter for which this report was filed.

                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               APPLIX, INC.


                                               By: /s/ Edward Terino
                                                   -----------------
                                                   Edward Terino
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   principal financial officer)


Date:  May 11, 2001