Form 10-K405/A
period 2000-12-31
APPLIX INC /MA/
filed 2001-06-15
CIK 932112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A
     For Annual and Transitional Reports Pursuant to Sections 13 or 15(d) of
                      The Securities Exchange Act of 1934


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

This Amendment on Form 10-K/A to the Registrant's Report on Form 10-K filed with the Commission on April 2, 2001 is being filed for the purpose of amending the Quarterly Operating Results for 2000 and 1999 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, amending the exhibit index .The amendment is a reclassification of a fourth quarter adjustment. This adjustment has been reclassified to all four quarters. The Net Income on an annual basis has not changed. In addition, a material contract is being filed as an exhibit.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Exhibit B attached hereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Index to Consolidated Financial Statements.

                  3. The Exhibits filed as a part of this Annual Report on Form 10-K are the following:

                           3.1(1)  --   Restated Articles of Organization.

                           3.2(1)  --   By-laws.

                           4.1(2)  --   Form of Rights Agreement, dated as of
                                        September 18, 2000, between the Company and
                                        American Stock Transfer & Trust Company,
                                        which includes as Exhibit A the terms of the
                                        Series A Junior Participating Preferred
                                        Stock, as Exhibit B the Form of Rights
                                        Certificate, and as Exhibit C the Summary of
                                        Rights to Purchase Preferred Stock.

                         10.1(1)+  --   1994 Equity Incentive Plan.

                         10.2(1)+  --   1984 Stock Option Plan.

                          10.3(3)  --   Commercial Lease between the Registrant and
                                        Westboro II-III, Inc. dated January 5, 1996.

                          10.4(3)  --   Commercial Lease between the Registrant and
                                        Westboro I Real Estate Corp. dated January
                                        15, 1996.

                          10.5(4)  --   2000 Director Stock Option Plan.

                          10.6(5)  --   Secured Promissory Note and Pledge
                                        Agreement entered into on July 31, 2000
                                        between the Company and Alan Goldsworthy.

                          10.7(5)  --   Secured Promissory Note and Pledge
                                        Agreement entered into on July 31, 2000
                                        between the Company and Ed Terino.

                           10.8*   --   Single Tenant Commercial Lease by and
                                        between Westborough Land Realty Trust and
                                        the Registrant, dated January 23, 2001.

                           10.9*   --   Employment agreements dated June 27, 2000
                                        between the Registrant and Jitendra Saxena
                                        and Supplemental Agreement to Employment
                                        Agreement, dated March 19, 2001 between the
                                        Registrant and Jitendra Saxena.

                           10.10   --   Asset Purchase Agreement by and among
                                        Real-Time International, Inc., VistaSource,
                                        Inc., Applix, Inc., Veriteam, Inc.,
                                        VistaSource France, VistaSource GmbH and
                                        VistaSource UK, Ltd., dated as of March 14,
                                        2001.

                           21.1*   --   Subsidiaries of the Registrant.

                           23.1*   --   Consent of PricewaterhouseCoopers LLP.


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

         (5) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

         *        Previously filed.

         +        Management contract or compensatory plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's Report on Form 10-K to be signed on its behalf as of June 15, 2001 by the undersigned, thereunto duly authorized.

                                           APPLIX, INC.

                                           By: /s/ Alan Goldsworthy
                                           Alan Goldsworthy
                                           President and Chief Executive Officer

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

         The Company acquired Veriteam, Inc. doing business as CoSource.com, in December 1999 to expand into the Linux Market with an Internet accessible, collaborative open source software development web site. In April 2000, the Company announced the establishment of VistaSource, Inc. to focus on the emerging Linux and open source markets. VistaSource, Inc. was established with the assets the Applixware product suite and CoSource.com.

         In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource, Inc. subsidiary through a sale of the business. On March 14, 2001, the Company signed a definitive agreement to sell substantially all of the assets of the VistaSource business unit. The segment's results of operations including revenue, operating expenses, other income and expense and income taxes for fiscal 1998, 1999 and 2000, have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheet at December 31, 2000 reflects the net liabilities of the VistaSource business unit as net liabilities of discontinued operations within current liabilities. The balance sheet at December 31, 1999 and the statements of cash flows for fiscal years 1998, 1999 and 2000 have not been reclassified for the discontinued business. The estimated losses associated with the disposition of VistaSource are estimated to be approximately $3.6 million. Those losses for VistaSource include approximately $367,000 in losses from operations from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of VistaSource, $1.1 million in losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses are partially offset by expected proceeds of $1.3 million from the divestiture.

RESULTS OF CONTINUING OPERATIONS
(UNAUDITED)

The following table sets forth, for the periods indicated, certain financial data of the Company as a percentage of total revenue from continuing operations.

 For the years ended December 31,                      2000             1999              1998
                                                       ----             ----              ----
 License revenue                                       59.0%            58.6%             72.8%
 Service revenue                                       41.0%            41.4%             27.2%
                                                      -----            -----             -----
                  Total revenue                       100.0%           100.0%            100.0%
 Cost of license revenue                                4.9%             3.9%              6.9%
 Cost of service revenue                               34.2%            31.3%             22.4%
                                                      -----            -----             -----
                  Gross margin                         60.9%            64.8%             70.7%
                                                      -----            -----             -----

 Operating expenses:
             Selling and marketing                     63.6%            54.1%             75.1%
             Research and development                  18.6%            19.2%             20.4%
             General and administrative                10.7%            12.2%             12.7%
                                                      -----            -----             -----
                  Total operating expenses             92.9%            85.5%            108.2%
                                                      -----            -----             -----

 Operating loss                                       (32.0%)          (20.7%)           (37.5%)
 Interest income - net                                  2.9%             2.8%              3.4%
 Provision for (benefit from) income taxes              8.9%            (6.4%)           (12.6%)
                                                      -----            -----             -----
 Net loss from continuing operations                  (38.0%)          (11.5%)           (21.5%)
                                                      =====            =====             =====

QUARTERLY OPERATING RESULTS FOR 2000 AND 1999
(UNAUDITED)

(In thousands, except per share data)                       Q1 2000          Q2 2000          Q3 2000          Q4 2000
                                                            -------          -------          -------          -------
Revenue from continuing operations                         $  9,277         $  8,938         $ 10,967         $ 11,057
Revenue from discontinued operation                           3,144            2,708            1,898            2,500
                                                           --------         --------         --------         --------
Revenue as previously reported in the 10-Q                 $ 12,421         $ 11,646         $ 12,865         $ 13,557
                                                           ========         ========         ========         ========

Gross margin from continuing operations                    $  5,280         $  5,101         $  7,209         $  6,907
Gross margin from discontinued operation                      2,628            1,979            1,183            1,827
                                                           --------         --------         --------         --------
Gross margin as previously reported in the 10-Q            $  7,908         $  7,080         $  8,392         $  8,734
                                                           ========         ========         ========         ========

Net loss from continuing operations                        ($ 1,544)        ($ 3,054)        ($ 1,124)        ($ 9,585)
Net income (loss) from discontinued operation                   747             (214)          (1,101)          (3,037)
                                                           --------         --------         --------         --------
Net loss                                                   ($   797)        ($ 3,268)        ($ 2,225)        ($12,622)
                                                           ========         ========         ========         ========

Weighted average number of basic and diluted shares
outstanding                                                  11,043           11,245           11,352           11,580
Net loss per share                                         ($  0.07)        ($  0.29)        ($  0.20)        ($  1.09)

(UNAUDITED)

(In thousands, except per share data)                       Q1 1999          Q2 1999          Q3 1999          Q4 1999
                                                            -------          -------          -------          -------
Revenue from continuing operations                         $  8,249         $  7,963         $ 10,645         $ 10,014
Revenue from discontinued operation                           4,697            6,189            3,921            4,163
                                                           --------         --------         --------         --------
Revenue as previously reported in the 10-Q                 $ 12,946         $ 14,152         $ 14,566         $ 14,177
                                                           ========         ========         ========         ========

Gross margin from continuing operations                    $  5,341         $  4,990         $  7,185         $  6,403
Gross margin from discontinued operation                      3,969            5,531            3,367            3,543
                                                           --------         --------         --------         --------
Gross margin as previously reported in the 10-Q            $  9,310         $ 10,521         $ 10,552         $  9,946
                                                           ========         ========         ========         ========

Net loss from continuing operations                        $ (1,319)        $ (1,935)        $   (362)        $   (635)
Net income from discontinued operation                        1,714            2,590            1,209            1,118
                                                           --------         --------         --------         --------
Net income                                                 $    395         $    655         $    847         $    483
                                                           ========         ========         ========         ========

Weighted average number of basic and diluted shares
outstanding                                                  10,439           10,502           10,660           10,889
Net income per share                                       $   0.04         $   0.06         $   0.08         $   0.04

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

         Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company's international operations, increased 28% to $25,580,000 in 2000 from $19,957,000 in 1999. Selling and marketing expenses from continuing operations increased as a percentage of total revenue to 64% from 54% in 1999. The Company invested an incremental $ 5 - $ 5.5 million in sales and marketing initiatives in 2000 to reposition and rebrand the iCRM and iPlanning solutions and expand its sales organization. The additional expenditures related primarily to these increased staffing levels associated with hiring additional sales representatives and additional spending for marketing programs.

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