Form 10-Q
period 2001-06-30
APPLIX INC /MA/
filed 2001-08-13
CIK 932112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2001

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


         REGISTRANT HAD 12,002,155 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 9, 2001.

                                  APPLIX, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of
       June 30, 2001 and December 31, 2000                                         3

     Condensed Consolidated Statements of Operations
       For the three months ended June 30, 2001 and 2000                           4

     Condensed Consolidated Statements of Operations
       For the six months ended June 30, 2001 and 2000                             5

     Condensed Consolidated Statements of Cash Flows
       For the six months ended June 30, 2001 and 2000                             6

     Notes to Condensed Consolidated Financial Statements                         7-10


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    11-16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk              16


  PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                     16

  Item 6.  Exhibits and Reports on Form 8-K                                        17

  Signature                                                                        18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                                                    JUNE 30, 2001   DECEMBER 31, 2000
------                                                                    -------------   -----------------
  Current assets:
       Cash and cash equivalents                                             $  8,996         $ 12,546
       Accounts receivable, less allowance for doubtful accounts
            of $1,372 and $1,397, respectively                                 11,739           12,026
       Other current assets                                                     2,095            2,876
                                                                             --------         --------
            Total current assets                                               22,830           27,448

  Property and equipment, at cost                                              15,460           15,475
  Less accumulated amortization and depreciation                              (12,723)         (12,379)
                                                                             --------         --------
       Net property and equipment                                               2,737            3,096
  Capitalized software costs, net of accumulated
         amortization of $1,283 and $886, respectively                            967              910
  Goodwill, net of accumulated amortization of
         $1,028 and $915 respectively                                           2,165              370
  Other assets                                                                  2,091            1,250
                                                                             --------         --------
            Total assets                                                     $ 30,790         $ 33,074
                                                                             ========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
       Accounts payable                                                      $  2,609         $  2,406
       Accrued liabilities                                                      7,790            7,145
       Deferred revenue                                                         5,527            4,222
       Net liabilities of discontinued operation                                1,128            1,067
                                                                             --------         --------
            Total current liabilities                                          17,054           14,840

  Stockholders' equity:
        Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding
       Common stock, $.0025 par value; 30,000,000 shares
            authorized; 12,156,339 and 11,893,893 shares issued,
            respectively                                                           30               30
       Capital in excess of par value                                          49,022           48,249
       Accumulated deficit                                                    (32,539)         (27,268)
       Accumulated other comprehensive loss                                      (580)            (580)
       Notes receivable from stockholders                                      (1,120)          (1,120)
       Treasury stock, 306,198 shares, at cost                                 (1,077)          (1,077)
                                                                             --------         --------
            Total stockholders' equity                                         13,736           18,234
                                                                             --------         --------
            Total liabilities and stockholders' equity                       $ 30,790         $ 33,074
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

                                  APPLIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                      JUNE 30,           JUNE 30,
                                                        2001              2000
                                                      --------           --------
  License revenue                                     $  4,537           $  4,943
  Service revenue                                        5,907              3,995
                                                      --------           --------
            Total revenue                               10,444              8,938

  Cost of license revenue                                  553                514
  Cost of service revenue                                3,173              3,323
                                                      --------           --------
            Gross margin                                 6,718              5,101

  Operating expenses:
            Selling and marketing                        5,990              7,006
            Research and development                     1,707              1,939
            General and administrative                   1,237              1,107
            Restructuring expense                          512                 --
                                                      --------           --------
            Total operating expenses                     9,446             10,052
                                                      --------           --------
  Operating loss                                        (2,728)            (4,951)

  Interest income, net                                     124                306
                                                      --------           --------
  Net loss from continuing operations before
       income taxes                                     (2,604)            (4,645)

  Provision (benefit) for income taxes                      75             (1,591)
                                                      --------           --------
  Net loss from continuing operations                 ($ 2,679)          ($ 3,054)

  Loss from discontinued operation                          --               (214)
                                                      --------           --------
  Net loss                                            ($ 2,679)          ($ 3,268)
                                                      ========           ========

  Basic and diluted loss per share:

       Continuing operations                          ($  0.23)          ($  0.27)
       Discontinued operations                              --           ($  0.02)
                                                      --------           --------
            Total loss per share                      ($  0.23)          ($  0.29)
                                                      ========           ========
  Weighted average number of basic and
       diluted shares outstanding                       11,740             11,245


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                      ---------------------------
                                                      JUNE 30,           JUNE 30,
                                                        2001               2000
                                                      --------           --------
  License revenue                                     $ 10,351           $ 10,038
  Service revenue                                       11,420              8,177
                                                      --------           --------
            Total revenue                               21,771             18,215

  Cost of license revenue                                1,044                981
  Cost of service revenue                                7,141              6,853
                                                      --------           --------
            Gross margin                                13,586             10,381

  Operating expenses:
            Selling and marketing                       13,005             12,189
            Research and development                     3,815              3,760
            General and administrative                   2,381              2,053
            Restructuring expense                          512                 --
                                                      --------           --------
            Total operating expenses                    19,713             18,002
                                                      --------           --------
  Operating loss                                        (6,127)            (7,621)

  Interest income, net                                     257                661
                                                      --------           --------
  Net loss from continuing operations before
       income taxes                                     (5,870)            (6,960)
  Provision (benefit) for income taxes                     119             (2,362)
                                                      --------           --------
  Net loss from continuing operations                   (5,989)            (4,598)

  Income from discontinued operation                        --                533
  Gain on disposal of discontinued operation               718                 --
                                                      --------           --------
  Net loss                                            ($ 5,271)          ($ 4,065)
                                                      ========           ========

  Basic and diluted income (loss) per share:
       Continuing operations                          ($  0.51)          ($  0.41)
       Discontinued operations                        $   0.06           $   0.05
                                                      --------           --------
            Total loss per share                      ($  0.45)          ($  0.36)
                                                      ========           ========

  Weighted average number of basic and
       diluted shares outstanding                       11,714             11,217



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                       ------------------------------
                                                                       JUNE 30, 2001    JUNE 30, 2000
                                                                       -------------    -------------
  OPERATING ACTIVITIES:
  Net loss                                                               $ (5,271)        $ (4,065)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
            Depreciation and amortization                                   1,014            1,560
            Amortization of deferred compensation                              --              360
            Changes in operating assets and liabilities:
                  Decrease in accounts receivable                             508            2,853
                  Decrease in other current assets                             87              533
                  Decrease (increase) in accounts payable                     (68)           1,681
                  Decrease in accrued liabilities                          (2,174)          (3,188)
                  Decrease (increase) in  deferred revenue                  1,205             (676)
                                                                         --------         --------
            Cash used for operating activities                             (4,699)            (942)

  INVESTING ACTIVITIES:
            Purchase of property and equipment                               (131)          (1,706)
            Capitalized software costs                                       (454)            (650)
            Cash received from the purchase of
                   Dynamic Decisions Pty                                       24               --
            Proceeds from the sale of discontinued operation                1,300               --
            Cash paid upon sale of subsidiary                                (100)              --
            Purchase of short-term investments                                 --           (17,176)
            Maturities of short-term investments                               --            17,701
                                                                         --------         --------
    Cash provided by (used for) investing activities                          639           (1,831)

  FINANCING ACTIVITIES:
            Proceeds from exercise of incentive stock options and
               and employee stock purchase plans                              546              713
            Payment of long term debt                                          --             (180)
                                                                         --------         --------
            Cash provided by financing activities                             546              533

            Effect of exchange rate changes on cash                           (36)             (46)
                                                                         --------         --------
            Net decrease in cash and cash equivalents                      (3,550)          (2,286)

  Cash and cash equivalents at beginning of period                         12,546           10,321
                                                                         --------         --------
  Cash and cash equivalents at end of period                             $  8,996         $  8,035
                                                                         ========         ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Stock issued for acquisition of Dynamic Decisions Pty                  $    227         $     --
  Note payable issued for acquisition of Dynamic Decisions Pty           $  1,549         $     --
  Cash paid for income taxes                                             $     15         $     --



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.  NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. The Company has one principal business segment, its customer analytics and business planning software segment, which is reported as continuing operations. The Company provides customer relationship management and business planning software that enables customers to automate their front office business operations, including customer relationship management and business planning. On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation since December 31, 2000 (note F).

B.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Potential common shares were excluded from the calculation of net loss per share for the periods ended June 30, 2001 and June 30, 2000 since their inclusion would be antidilutive. Potential common shares excluded from the calculation of diluted loss per share were 3,317,647 and 2,998,146 for the six months ended June 30, 2001 and 2000, respectively.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

D.  COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) includes foreign currency translation adjustments.

                                                       Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                   ------------------------------    ---------------------------
     (in thousands)                                     2001            2000             2001           2000
                                                   ------------------------------    ---------------------------

     Net loss                                         ($2,679)         ($3,268)        ($5,271)       ($4,065)
     Other comprehensive income (loss)                     63              (24)              0            (46)
                                                      -------          -------         -------        -------
     Total comprehensive loss                         ($2,616)         ($3,292)        ($5,271)       ($4,111)
                                                      =======          =======         =======        ========


E.  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 on January 1, 2001 without significant impact to its results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of evaluating the impact of SFAS 142 will have on its financial position and results of operations.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

F.  DISCONTINUED OPERATION

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. ("Real-Time"), a subsidiary of Parallax Capital Partners, LLC for $1.3 million and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 and 2000 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheets at June 30, 2001 and December 31, 2000 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities.

     At December 31, 2000, the estimated net losses associated with the disposition of the VistaSource business were approximately $3.6 million for 2000. These losses included approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of the VistaSource business, $1.1 million in estimated losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by proceeds of $1.3 million received from the divestiture.

    The VistaSource business generated a loss from its operations of $870,000 in the first quarter of 2001 (through the date of disposal) compared to the estimated $1.1 loss recognized at December 31, 2000. After adjustments for the actual results of operations of the VistaSource business through the date of disposal, changes in net assets delivered at closing and changes in estimates of certain obligations, the net loss on the disposal was $2,877,000.

Summary operating results from the discontinued operation of the first six months ended June 30, 2001 and 2000 are as follows:

                                      SIX MONTHS ENDED             SIX MONTHS ENDED
       (in thousands)                   JUNE 30, 2001                 JUNE 30, 2000
                                      ----------------             ----------------
       Revenue                             $1,666                       $5,853
       Cost of Sales                          249                        1,246
                                           ------                       ------
       Gross Margin                         1,417                        4,607
       Operating Expenses                   2,287                        4,106
                                           ------                       ------
       Operating Income                    ($ 870)                      $  501
                                           ======                       ======


     On March 30, 2001 the Company closed the sale of the VistaSource business and received the purchase price of $1,300,000. For the six months ended June 30, 2001, the Company has recognized a gain of $718,000 for discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business. The reserve balance for the estimated costs associated with the disposition as of June 30, 2001 was $ 1,128,000, consisting primarily of estimated brokerage fees, legal and accounting fees, and severance costs.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

G.  ACQUISITIONS

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for total cost of approximately $6 million consisting of $5.7 million in cash and 100,000 shares of the Company's Common Stock. The acquisition was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired has been preliminarily allocated to goodwill ($1,943,000) which is being amortized on a straight line basis over six years. A preliminary estimation of the value of the assets acquired in the transaction was done on March 31, 2001. The Company is in the process of completing a valuation of the intangible assets. The cash portion of the purchase price is payable in installments over a maximum of 30 months beginning on July 1, 2001, of which $4,065,000 is contingent upon the continued employment of two key executives of Dynamic Decisions and accordingly, will be accounted for as compensation expense. The results of operations of Dynamic Decisions are included in the financial statements presented from the date of acquisition.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the six months ended June 30, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

                                                                SIX MONTHS ENDED
     (in thousands, except for share amounts)                  JUNE 30 (UNAUDITED)
                                                              ----------------------
                                                                2001           2000
                                                              -------         ------
     Revenue                                                  $22,329         $20,115
     Net loss                                                 ($4,930)        ($3,140)
     Total basic and diluted loss per share                    ($0.42)         ($0.28)


H.  RESTRUCTURING EXPENSE

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative positions, and 2 executive level employees were terminated. The Company's restructuring plan also included the closure of the Company's sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consists of $449,000 for severance costs and $63,000 for the loss on disposal of the Company's French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. At June 30, 2001, $449,000 of the restructuring charge remained as a liability on the balance sheet.

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

     The Company acquired Cosource.com in December 1999 to expand its VistaSource Division into Internet accessibility and into a collaborative open source software web environment, in a transaction accounted for under the purchase method of accounting. In December 2000, the board of directors decided to dispose of VistaSource. As a result of this decision, VistaSource was classified as a discontinued operation as of December 31, 2000 and the Company recorded an estimated loss of $3.6 million. At March 30, 2001, the company sold the VistaSource division for $1.3 million which included approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of the VistaSource business, $1.1 million in estimated losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by proceeds of $1.3 million received from the divestiture.

     On March 30, 2001, the company sold the VistaSource division for $1.3 million. For the three months ended March 31, 2001, and the six months ended June 30, 2001, the Company has recognized a gain of $718,000 from discontinued operations due to adjustments for the actual results of operations of the VistaSource business through the date of disposal, changes in net assets delivered at closing and changes in estimates of certain obligations, resulting in a total net loss on the disposal of $2,877,000.

     On March 31, 2001, the Company acquired Dynamic Decisions Pty Limited of Australia in an effort to expand its customer analytics and business planning software across the globe. Applix plans to build upon Dynamic Decisions' strong customer base and to continue to offer the highest quality customer analytics and business planning software and support services to all of the Company's customers. The total cost of the acquisition was approximately $6 million consisting of $5.7 million in cash and 100,000 shares of the Company's Common Stock, of which $ 5.7 million is payable over the next twenty seven months. The acquisition was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired has been preliminarily allocated to goodwill ($1,943,000) which is being amortized on a straight line basis over six years.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, with the Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2000

     Total revenue from continuing operations increased 17% to $10,444,000 for the quarter ended June 30, 2001 from $8,938,000 for the quarter ended June 30, 2000.

    License revenue from continuing operations decreased 8% to $4,537,000 for the quarter ended June 30, 2001 from $4,943,000 for the quarter ended June 30, 2000. The decrease was primarily due to the decline in the global economy and the continued slowdown in information technology spending. The Company expects license revenue to increase as a percentage of total revenue in the future due to expected increased license revenue from channel partners due to a strengthening pipeline.

    Service revenue from continuing operations increased in the quarter to $5,907,000, or 57% of total revenue, compared to $3,995,000, or 45% of total revenue in the same quarter last year. The increase was primarily due to improved renewal rates for maintenance from existing customers. The Company expects maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers and expects consulting revenue to remain steady but decrease as a percentage of sales as the Company expects total license revenue to increase.

     Domestic license revenue from continuing operations decreased 34% to $1,121,000 for the quarter ended June 30, 2001 from $1,689,000 for the same period in the prior year. The decrease was primarily due to the decline in the domestic economy and the continued slowdown in information technology spending. Domestic service revenue from continuing operations increased 37% to $2,102,000 from $1,532,000 in the same quarter last year primarily due to improved renewal rates for maintenance from existing domestic customers.

     International license revenue from continuing operations increased 5% to $3,416,000 for the quarter ended June 30, 2001 from $3,254,000 for the same period in 2000. The increase was primarily due to the acquisition of Dynamic Decisions offset by a slowing global economy and a continued decline in information technology spending. International service revenues increased by 54% to $3,805,000 in the second quarter of 2001 from $2,463,000 in the same quarter last year primarily due to improved renewal rates for maintenance from existing international customers.

     Gross margin from continuing operations increased to 64% for the three months ended June 30, 2001 from 57% for the same period in 2000. License revenue gross margins from continuing operations decreased to 88% for the quarter ended June 30, 2001 from 90% for the quarter ended June 30, 2000. Service gross margins from continuing operations improved to 46% for the first quarter of 2001 from 17% in the same period last year. The overall increase in margins reflects improved utilization of the Company's professional services organization as well as higher maintenance revenues as a percent of total revenues.

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 15% to $5,990,000 for the quarter ended June 30, 2001 from $7,006,000 for the quarter ended June 30, 2000. Selling and marketing expenses decreased as a percentage of total revenue to 57% for the quarter ended June 30, 2001 from 78% for the quarter ended June 30, 2000. The decrease in total spending is attributable to efforts to cut costs company-wide which included reduced spending on marketing programs in the second quarter of 2001 versus higher spending on marketing programs in the second quarter of 2000. In addition, certain incentive related compensation costs were reduced as a result of the lower sales in the current year.

     Research and development expenses from continuing operations, which consist primarily of employee salaries, benefits and related expenses, decreased 12% to $1,707,000 for the quarter ended June 30, 2001 from $1,939,000 for the quarter ended June 30, 2000 and were 16% of total revenue for the quarter ended June 30, 2001 versus 22% of total revenue for the quarter ended June 30, 2000. The decrease in total spending is attributable to efforts to cut costs company-wide which included significant reductions in the use of outside research and development consultants. Total research and development expenses from continuing operations, including capitalized software costs, decreased to $1,985,000, including $278,000 in capitalized software development costs, or 19% of total revenues for the quarter ended June 30, 2001 from $2,091,000, including $152,000 in capitalized software development costs, or 23% of total revenue for the quarter ended June 30, 2000. The Company expects research and development expenses to increase in absolute dollars but not as a percentage of sales due to better cost containment and an expected increase in revenue.

     General and administrative expenses from continuing operations, which include the costs of the finance, human resources and administrative functions, increased 12% to $1,237,000 for the quarter ended June 30, 2001 from $1,107,000 for the same period in 2000. This was primarily due to increased legal fees incurred in the second quarter of 2001. General and administrative expenses remained at 12% of total revenue for the quarter ended June 30, 2001 and June 30, 2000. The Company expects general and administrative expenses to decrease in absolute dollars and as a percentage of sales.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative positions, and 2 executive level employees were terminated. The Company's restructuring plan also included the sale of the Company's sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consists of $449,000 for severance costs and $63,000 for the loss on disposal of the Company's French subsidiary, which was sold on June 30, 2001. In connection with the sale, the company paid $100,000 to the purchaser, which is included in the restructuring charge. At June 30, 2001, $449,000 of the restructuring charge remained as a liability on the balance sheet.

     Interest income in the second quarter of 2001 decreased to $124,000 from $306,000 in the second quarter of 2000 which is directly attributable to fewer funds invested during the three months ended June 30, 2001 versus the same period last year.

    The Company recorded a provision from income taxes for the quarter ended June 30, 2001 of $75,000 based on the Company's foreign income tax obligations, compared to a benefit of $1,591,000 for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     Total revenue from continuing operations increased 20% to $21,771,000 for the six months ended June 30, 2001 from $18,215,000 for the six months ended June 30, 2000.

    License revenue from continuing operations increased 3% to $10,351,000 for the six months ended June 30, 2001 from $10,038,000 for the six months ended June 30, 2000. The increase was primarily due to the acquisition of Dynamic Decisions acquired in 2001, offset by the decline in the global economy and the continued slowdown in information technology spending. The Company expects license revenue to increase as a percentage of total revenue in the future due to expected increased license revenue from channel partners due to a strengthening pipeline.

    Service revenue from continuing operations increased to $11,420,000, or 52% of total revenue, compared to $8,177,000, or 45% of total revenue in the same quarter last year representing a 7% increase. The Company expects maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers and consulting revenue to remain steady but decrease as a percentage of sales as compared to last year as the Company expects total license revenue to increase.

     Domestic license revenue from continuing operations increased 9% to $3,425,000 for the six months ended June 30, 2001 from $3,126,000 for the same period in the prior year. Domestic service revenue from continuing operations increased 31% to $4,067,000 from $3,107,000 in the same period last year.

     International license revenue from continuing operations was $6,926,000 for the six months ended June 30, 2001 compared to $6,912,000 for the same period in 2000. International service revenues increased by 45% to $7,353,000 in the first six months of 2001 from $5,070,000 in the period last year due to continuing improvement in maintenance renewals from existing customers in the international market space.

     Gross margin from continuing operations increased to 62% for the six months ended June 30, 2001 from 57% for the same period in 2000. License revenue gross margins from continuing operations remained unchanged at 90% for the six months ended June 30, 2001 and June 30, 2000. Service gross margins from continuing operations improved to 37% for the six months of 2001 from 16% in the same period last year due to lower third-party contractor cost and improved employee utilization levels.

     Selling and marketing expenses from continuing operations increased 7% to $13,005,000 for the six months ended June 30, 2001 from $12,189,000 for the six months ended June 30, 2000. The increase was primarily due to increased staffing in the sales and marketing departments compared to the first six months of 2000. Selling and marketing expenses decreased as a percentage of total revenue to 60% for the six months ended June 30, 2001 from 67% for the six months ended June 30, 2000.

     Research and development expenses from continuing operations increased 1% to $3,815,000 for the six months ended June 30, 2001 from $3,760,000 for the six months ended June 30, 2000 and were 18% of total revenue for the six months ended June 30, 2001 versus 21% of total revenue for the six months ended June 30, 2000. Total research and development expenses from continuing operations, including capitalized software costs, increased to $4,270,000 primarily due to continuing work on foreign translations of our iCRM and iPlanning products, including $454,000 in capitalized software development costs, or 20% of total revenues for the six months ended June 30, 2001 from $4,055,000, including $295,000 in capitalized software development costs, or 22% of total revenue for the six months ended June 30, 2000. The Company expects research and development expenses to increase in absolute dollars but not as a percentage of sales.

     General and administrative expenses from continuing operations increased 16% to $2,381,000 for the six months ended June 30, 2001 from $2,053,000 for the same period in 2000. This was primarily due to increased travel and legal fees in the first six months of 2001 compared to the same period in 2000. General and administrative expenses remained at 11% of total revenue for the six months ended June 30, 2001 and June 30, 2000. The Company expects general and administrative expenses to decline for the remainder of 2001.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide and recorded a restructuring charge of $512,000 for the six months ended June 30, 2001.

    Interest income for the six months ended June 30, 2001 decreased to $257,000 from $661,000 for the same period in 2000 due to fewer funds invested during the six months ended June 30, 2001 versus the same period last year.

    The Company recorded a provision from income taxes for the six months ended June 30, 2001 of $119,000 based on the Company's foreign income tax obligations compared to a benefit of $2,362,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash and cash equivalents of $8,996,000 as compared to $12,546,000 as of December 31, 2000. Cash used in the Company's operations was $4,699,000 and $942,000 for the six months ended June 30, 2001 and June 30, 2000 respectively. The net loss of $5,271,000 was partially offset by the increase in operating assets and liabilities of $442,000 and by depreciation and amortization of $1,014,000 for the six months ended June 30, 2001.

    Cash provided by investing activities totaled $639,000 for the six months ended June 30, 2001 compared to total cash used of $1,831,000 for the six months ended June 30, 2000. The increase in cash provided by investing activities primarily resulted from the Company receiving proceeds of $1,300,000 from the sale of VistaSource. This was partially offset by capital expenditures of $131,000, capitalized software development costs of $454,000, and a payment of $100,000 in connection with the sale of the Company's French subsidiary.

     Cash provided from finance activities totaled $546,000 for the six months ended June 30, 2001 which consisted of proceeds received from the exercise of incentive stock options and the Company's employee stock purchase plan compared to total cash provided of $533,000 for the same period in 2000.

     In connection with the acquisition of Dynamic Decisions, the Company expects to pay out $5.86 million over the next twenty seven months.

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

     At June 30, 2001, the Company held $5,340,000 in cash equivalents consisting of commercial paper and money market funds. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all the securities will be sold within one year. There have been no significant changes since December 31, 2000.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 4, 2001, the following proposals were adopted by the vote specified below:

                                                    FOR                   AGAINST                 ABSTAIN
                                                    ---                   -------                 -------
1)   Election of Directors
          Jitendra S. Saxena                     10,122,941                N.A.                   412,310
          John D. Loewenberg                     10,122,941                N.A.                   412,310

2)   Amendment to Company's 1994 Equity
          Incentive Plan                          2,130,412                750,705                 54,119

3.)  Approve the Company's 2001
         Employee Stock Purchase Plan             2,580,330                309,287                 45,619

N.A. - Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      10.11    Applix, Inc 2001 Employee Stock Purchase Plan

      10.12+ Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000

      10.13+ Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy Dated July 3, 2001

      10.14+ Executive Change-in-Control Agreement between the Registrant and Edward Terino Dated July 3, 2001

      +  Management contract or compensatory plan

(B) REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001,

                                    SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APPLIX, INC.


                                      By: /s/ Edward Terino
                                         ---------------------------------------
                                         Edward Terino
                                         Chief Financial Officer
                                         (duly authorized officer and
                                         principal financial officer)


Date:  August 13, 2001