Form 10-Q
period 2001-09-30
APPLIX INC /MA/
filed 2001-11-14
CIK 932112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                       OR

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

         REGISTRANT HAD 12,037,599 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT 11/12/01.

                                  APPLIX, INC.

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Unaudited Condensed Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000                         3

     Unaudited Condensed Consolidated Statements of Operations
          For the three months ended September 30, 2001 and 2000           4

     Unaudited Condensed Consolidated Statements of Operations
          For the nine months ended September 30, 2001 and 2000            5

     Unaudited Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 2001 and 2000            6

     Notes to Unaudited Condensed Consolidated Financial Statements        7-10

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       22

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 23

Signature                                                                 24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                  APPLIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2001             2000
                                                                         -------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                             $  7,958         $ 12,546
     Accounts receivable, less allowance for doubtful accounts
          of $1,510 and $1,397, respectively                                  8,232           12,026
     Other current assets                                                     2,352            2,381
                                                                           --------         --------
          Total current assets                                               18,542           26,953

Restricted cash                                                               1,050             --
Property and equipment, at cost                                              15,655           15,475
Less accumulated amortization and depreciation                              (13,153)         (12,379)
                                                                           --------         --------
     Net property and equipment                                               2,502            3,096
Capitalized software costs, net of accumulated
       amortization of $1,429 and $886, respectively                            948              910
Goodwill, net of accumulated amortization of
       $1,161 and $915 respectively                                           2,055              370
Other assets                                                                  1,998            1,745
                                                                           --------         --------
          Total assets                                                     $ 27,095         $ 33,074
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  2,082         $  2,406
     Accrued liabilities                                                      6,601            7,145
     Deferred revenue                                                         6,035            4,222
     Net liabilities of discountinued operation                                 752            1,067
                                                                           --------         --------
          Total current liabilities                                          15,470           14,840

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares authorized,
           none issued and outstanding                                         --               --
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 12,185,097 and 11,893,893 shares issued
          and outstanding, respectively                                          30               30
     Capital in excess of par value                                          49,186           48,249
     Accumulated deficit                                                    (34,854)         (27,268)
     Accumulated other comprehensive loss                                      (540)            (580)
     Notes receivable from stockholders                                      (1,120)          (1,120)
     Treasury stock, 306,198 shares, at cost                                 (1,077)          (1,077)
                                                                           --------         --------
          Total stockholders' equity                                         11,625           18,234
                                                                           --------         --------
          Total liabilities and stockholders' equity                       $ 27,095         $ 33,074
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

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED
                                                 -------------------------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2001              2000
                                                 -------------     -------------

License revenue                                    $  4,240          $  7,007
Service revenue                                       4,618             3,960
                                                   --------          --------
          Total revenue                               8,858            10,967

Cost of license revenue                                 619               490
Cost of service revenue                               2,887             3,267
                                                   --------          --------
          Gross margin                                5,352             7,210

Operating expenses:
          Selling and marketing                       4,726             6,676
          Research and development                    1,698             1,893
          General and administrative                  1,176             1,141
          Restructuring expense                         438              --
                                                   --------          --------
          Total operating expenses                    8,038             9,710
                                                   --------          --------

Operating loss                                       (2,686)           (2,500)

Interest income                                          58               285
                                                   --------          --------
Net loss from continuing operations before
     income taxes                                    (2,628)           (2,215)

Provision (benefit) for income taxes                     50            (1,091)
                                                   --------          --------
Net loss from continuing operations                ($ 2,678)         ($ 1,124)

Loss from discontinued operation                       --            ($ 1,101)
Gain on disposal of discontinued operation              363              --
                                                   --------          --------
Net loss                                           ($ 2,315)         ($ 2,225)
                                                   ========          ========

Basic and diluted income (loss) per share:
     Continuing operations                         ($  0.22)         ($  0.10)
     Discontinued operations                           0.03             (0.10)
                                                   --------          --------
          Total loss per share                     ($  0.19)         ($  0.20)
                                                   ========          ========

Weighted average number of basic and
     diluted shares outstanding                      11,934            11,352


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       NINE MONTHS ENDED
                                                 -------------------------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2001              2000
                                                 -------------     -------------

License revenue                                    $ 14,591          $ 17,045
Service revenue                                      16,038            12,137
                                                   --------          --------
          Total revenue                              30,629            29,182

Cost of license revenue                               1,663             1,471
Cost of service revenue                              10,028            10,120
                                                   --------          --------
          Gross margin                               18,938            17,591

Operating expenses:
          Selling and marketing                      17,731            18,865
          Research and development                    5,513             5,653
          General and administrative                  3,557             3,195
          Restructuring expense                         950              --
                                                   --------          --------
          Total operating expenses                   27,751            27,713
                                                   --------          --------

Operating loss                                       (8,813)          (10,122)

Interest income                                         315               946
                                                   --------          --------
Net loss from continuing operations before
     income taxes                                    (8,498)           (9,176)
Provision (benefit) for income taxes                    169            (3,454)
                                                   --------          --------
Net loss from continuing operations                ($ 8,667)         ($ 5,722)

Loss from discontinued operation                   $   --            ($   568)
Gain on disposal of discontinued operation            1,081              --
                                                   --------          --------
Net loss                                           ($ 7,586)         ($ 6,290)
                                                   ========          ========

Basic and diluted income (loss) per share:
     Continuing operations                         ($  0.73)         ($  0.51)
     Discontinued operations                           0.09             (0.05)
                                                   --------          --------
          Total loss per share                     ($  0.64)         ($  0.56)
                                                   ========          ========

Weighted average number of basic and
     diluted shares outstanding                      11,808            11,261


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                         ------------------------------------------
                                                                         SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                                         ------------------      ------------------

OPERATING ACTIVITIES:
Net loss                                                                      $ (7,586)               $ (6,290)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
          Depreciation and amortization                                          1,688                   2,351
          Amortization of deferred compensation                                   --                       540
          Changes in operating assets and liabilities:
                Decrease in accounts receivable                                  4,015                   1,254
                (Increase) decrease in other current assets                        (77)                    804
                (Decrease) increase in accounts payable                           (595)                    777
                Decrease in accrued liabilities                                 (2,747)                 (4,769)
                Increase (decrease) in deferred revenue                          1,713                  (1,948)
                                                                              --------                --------

          Cash used for operating activities                                    (3,589)                 (7,281)

INVESTING ACTIVITIES:
          Purchase of property and equipment                                      (314)                 (2,228)
          Capitalized software costs                                              (582)                 (1,510)
          Net cash paid in connection with the purchase of
                 Dynamic Decisions Pty                                            (967)                   --
          Proceeds from the sale of discontinued operation                       1,300                    --
          Cash paid upon sale of subsidiary                                       (100)                   --
          Purchase of short-term investments                                      --                   (21,922)
          Maturities of short-term investments                                    --                    37,077
                                                                              --------                --------

  Cash provided by investing activities                                           (663)                 11,417

FINANCING ACTIVITIES:
          Proceeds from exercise of incentive stock options and
             and employee stock purchase plans                                     710                   1,147
          Restricted cash used for letter of credit                             (1,050)                   --
          Payment of long term debt                                               --                      (270)
                                                                              --------                --------

          Cash provided by financing activities                                   (340)                    877

          Effect of exchange rate changes on cash                                    4                     (77)
                                                                              --------                --------

          Net (decrease) increase in cash and cash equivalents                  (4,588)                  4,936

Cash and cash equivalents at beginning of period                                12,546                  10,321
                                                                              --------                --------

Cash and cash equivalents at end of period                                    $  7,958                $ 15,257
                                                                              ========                ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued for acquisition of Dynamic Decisions Pty                         $    227                $   --
Note payable issued for acquisition of Dynamic Decisions Pty                  $    558                $   --
Cash paid for income taxes                                                    $     15                $    110
Sale of common stock in exchange for a note receivable                        $   --                  $  1,120



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


B.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


C.   COMPUTATION OF NET LOSS PER COMMON SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares which consists of stock options.

    Potential common shares were excluded from the calculation of net loss per share for the periods ended September 30, 2001 and September 30, 2000 since their inclusion would be antidilutive.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

D.   COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) includes foreign currency translation adjustments.

                                           -------------------------           -------------------------
                                              Three Months Ended                   Nine Months Ended
                                                 September 30                         September 30
                                           -------------------------           -------------------------
(in thousands)                              2001              2000              2001              2000
                                           -------           -------           -------           -------

Net loss                                   ($2,315)          ($2,225)          ($7,586)          ($6,290)
Other comprehensive income (loss)               40               (31)               40               (77)
                                           -------           -------           -------           -------
Total comprehensive loss                   ($2,275)          ($2,256)          ($7,546)          ($6,367)
                                           =======           =======           =======           =======



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

     In October 2001, the FASB issued SFA No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt FAS 144 for the fiscal year beginning after December 15, 2001 and is currently in the process of evaluating the impact OF SFAS 144 will have on its financial position and results of operations.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

F.   DISCONTINUED OPERATION

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. ("Real-Time"), a subsidiary of Parallax Capital Partners, LLC, for $1.3 million and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 and 2000 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheets at September 30, 2001 and December 31, 2000 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities.

     At December 31, 2000, the estimated net losses associated with the disposition of the VistaSource business were approximately $3.6 million. These losses included approximately $0.4 million in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of the VistaSource business, $1.1 million in estimated losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by proceeds of $1.3 million received from the divestiture.

    The VistaSource business generated a loss from its operations of approximately $0.9 million in the first quarter of 2001 (through the date of disposal) compared to the estimated $1.1 million loss recognized at December 31, 2000. After adjustments for the actual results of operations of the VistaSource business through the date of disposal, changes in net assets delivered at closing and changes in estimates of certain obligations, the net loss on the disposal was approximately $2.5 million.


Summary operating results from the discontinued operation of the first nine months ended September 30, 2001 and 2000 are as follows:

                             NINE MONTHS ENDED        NINE MONTHS ENDED
(in thousands)               SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
                             ------------------       ------------------
Revenue                           $ 1,666                 $ 7,752
Cost of Sales                         249                   1,962
                                  -------                 -------
Gross Margin                        1,417                   5,790
Operating Expenses                  2,287                   6,380
                                  -------                 -------
Operating Income                  ($  870)                ($  590)
                                  =======                 =======


     On March 30, 2001 the Company closed the sale of the VistaSource business and received the purchase price of $1,300,000. For the nine months ended September 30, 2001, the Company has recognized a gain of approximately $1.1 million, for discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business compared to previous estimates. The reserve balance for the estimated costs associated with the disposition as of September 30, 2001 was approximately $ 0.8 million, consisting primarily of estimated brokerage fees, legal and accounting fees, and severance costs.

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)



G.   ACQUISITIONS

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for total cost of approximately $6 million consisting of $5.7 million in cash and 100,000 shares of the Company's Common Stock. The acquisition was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired has been preliminarily allocated to goodwill ($1,943,000) which is being amortized on a straight line basis over six years. The Company is in the process of completing a valuation of the intangible assets. The cash portion of $5.7 million is payable in installments over a maximum of 30 months beginning on July 1, 2001. Of this amount, $4,065,000 is contingent upon the continued employment of two key executives of Dynamic Decisions, which is included in the purchase price and will be accounted for as compensation expense. As of September 30, 2001, the Company has paid $991,000 in connection with the acquisition of Dynamic Decisions. The results of operations of Dynamic Decisions are included in the financial statements presented from the date of acquisition.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the nine months ended September 30, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

                                                  ------------------------
                                                     NINE MONTHS ENDED
(in thousands, except for per share amounts)      SEPTEMBER 30 (UNAUDITED)
                                                  ------------------------
                                                    2001            2000
                                                  --------        --------
Revenue                                           $ 31,186        $ 31,082
Net loss                                          ($ 7,244)       ($ 5,365)
Total basic and diluted loss per share            ($  0.71)       ($  0.43)

H.   RESTRUCTURING EXPENSE

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative positions, and 2 executive level employees were terminated. The Company's restructuring plan also included the closure of the Company's sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company's French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. At September 30, 2001, $162,000 remained as a liability on the balance sheet and is expected to be be paid out by 2002.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for a further reduction of the company's headcount, and 26 non-management employees, primarily sales, marketing, and administrative positions were terminated. At September 30, 2001, the entire amount is accrued as a liability. This amount is expected to be paid out by 2002.

I. RESTRICTED CASH

     On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in conjunction with the Company's office lease. The irrevocable standby letter of credit has been collateralized by a restricted cash balance of $1,050,000. The funds can be drawn down over the term of the lease, provided the Company has not defaulted on the office lease.

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

     The Company acquired Cosource.com in December 1999 to expand its VistaSource division into Internet accessibility and into a collaborative open source software web environment, in a transaction accounted for under the purchase method of accounting. In December 2000, the board of directors decided to dispose of VistaSource. As a result of this decision, VistaSource was classified as a discontinued operation as of December 31, 2000, and the Company recorded an estimated loss of $3.6 million which included approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2.2 million relating to the removal of the net assets of the VistaSource business, $1.1 million in estimated losses from operations from the measurement date through the estimated date of disposal and $1.3 million in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by proceeds of $1.3 million received from the acquirer on March 31, 2001.

     On March 30, 2001, the company completed the sale of its sale of its VistaSource division for $1.3 million. As a result of adjustments for the actual results of operations of the VistaSource business through the date of disposal, changes in net assets delivered at closing and changes in estimates of certain obligations, the Company has recognized a gain on the disposal of $363,000 and $1,081,000 for the three and nine month periods ended September 31, 2001.

     On March 30, 2001, the Company acquired Dynamic Decisions Pty Limited of Australia in an effort to expand its customer analytics and business planning software presense in southeast Asia. Applix is building upon Dynamic Decisions' strong customer base and to capabilities to offer high quality customer analytics and business planning software and support services to the Company's customers. The total cost of the acquisition was approximately $6 million consisting of $5.7 million in cash and 100,000 shares of the Company's Common Stock. As of September 30, 2001, approximately $1,000,000 of the purchase had been paid and the remaining $4.7 million is payable over the next twenty four months. The acquisition was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the assets acquired has been preliminarily allocated to goodwill ($1,943,000) which is being amortized on a straight line basis over six years.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, with the Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year-ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenue from continuing operations decreased 19% to $8,858,000 for the quarter ended September 30, 2001 from $10,967,000 for the quarter ended September 30, 2000.

    License revenue from continuing operations decreased 39% to $4,240,000 for the quarter ended September 30, 2001 from $7,007,000 for the quarter ended September 30, 2000. The decrease was primarily due to the decline in the global economy and the continued slowdown in information technology spending. The Company expects license revenue to increase as a percentage of total revenue in the future due to change in the revenue mix specifically in the channel segment.

     Service revenue from continuing operations increased in the quarter to $4,618,000, or 52% of total revenue, compared to $3,960,000, or 36% of total revenue in the same quarter last year. The increase was primarily due to improved renewal rates for maintenance from existing customers. The Company expects maintenance revenue to continue to increase due to continuing improvement in customer satisfaction and maintenance renewals from existing customers. The Company expects consulting revenue to decrease as a percentage of sales as the Company focuses on license revenue.

     Domestic license revenue from continuing operations decreased 50% to $1,602,000 for the quarter ended September 30, 2001 from $3,214,000 for the same period in the prior year. The decrease was primarily due to the decline in the domestic economy and the continued slowdown in information technology spending. Domestic service revenue from continuing operations increased 8% to $1,508,000 from $1,391,000 in the same quarter last year primarily due to improved customer satisfaction and renewal rates for maintenance from existing domestic customers.

     International license revenue from continuing operations decreased 30% to $2,638,000 for the quarter ended September 30, 2001 from $3,793,000 for the same period in 2000. The decrease was primarily due to a greater than expected seasonal weakness in Europe and a continued decline in information technology spending world-wide. International service revenues increased by 21% to $3,110,000 in the second quarter of 2001 from $2,569,000 in the same quarter last year primarily due to improved customer satisfaction and renewal rates for maintenance from existing international customers.

     Gross margin from continuing operations decreased to 60% for the three months ended September 30, 2001 from 66% for the same period in 2000. License revenue gross margins from continuing operations decreased to 85% for the quarter ended September 30, 2001 from 93% for the quarter ended September 30, 2000. Service gross margins from continuing operations improved to 37% for the third quarter of 2001 from 18% in the same period last year.

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 29% to $4,726,000 for the quarter ended September 30, 2001 from $6,676,000 for the quarter ended September 30, 2000. Selling and marketing expenses decreased as a percentage of total revenue to 53% for the quarter ended September 30, 2001 from 61% for the quarter ended September 30, 2000. The decrease in costs reflects the Company's efforts to bring expenses in line with revenues while continuing to support sales and development strategies. In addition, certain incentive based compensation costs were reduced as a result of the lower sales in the current year.

     Research and development expenses from continuing operations, which consist primarily of employee salaries, benefits and related expenses, decreased 10% to $1,698,000 for the quarter ended September 30, 2001 from $1,893,000 for the quarter ended September 30, 2000, and were 19% of total revenue for the quarter ended September 30, 2001, versus 17% of total revenue for the quarter ended September 30, 2000. The decrease in total spending is attributable to efforts to manage costs company-wide and included reductions in the use of outside research and development consultants. Total research and development expenses from continuing operations, including capitalized software costs, decreased to $1,825,000, including $127,000 in capitalized software development costs, or 21% of total revenues for the quarter ended September 30, 2001 from $2,370,000, including $447,000 in capitalized software development costs, or 22% of total revenue for the quarter ended September 30, 2000. The Company expects research and development investments to increase in absolute dollars and to remain constant as a percentage of sales due to improved cost containment.

     General and administrative expenses from continuing operations, which include the costs of the finance, human resources and administrative functions, increased 3% to $1,176,000 for the quarter ended September 30, 2001 from $1,141,000 for the same period in 2000. General and administrative expenses increased to 13% of total revenue for the quarter ended September 30, 2001 compared to 10% of total revenue for the same period in 2000. The Company expects general and administrative expenses to decrease in absolute dollars and as a percentage of sales primarily due to the restructuring and continuing management efforts made in the last two quarters.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 which related to additional reduction of the Company's headcount, and 26 non-management employees, primarily sales, marketing, and administrative positions were terminated. At September 30, 2001, the entire amount is accrued as a liability. This amount is expected to be paid out by 2002.

     Interest income in the third quarter of 2001 decreased to $58,000 from $285,000 in the third quarter of 2000 which is directly attributable to fewer funds invested and lower interest rates during the three months ended September 30, 2001 versus the same period last year.

    The Company recorded a provision for income taxes for the quarter ended September 30, 2001 of $50,000 based on the Company's foreign income tax obligations, compared to a benefit of $1,091,000 for the quarter ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenue from continuing operations increased 5% to $30,629,000 for the nine months ended September 30, 2001 from $29,182,000 for the nine months ended September 30, 2000.

    License revenue from continuing operations decreased 14% to $14,591,000 for the nine months ended September 30, 2001 from $17,045,000 for the nine months ended September 30, 2000. The decrease was primarily due to the decline in the global economy and the continued slowdown in information technology spending.

    Service revenue from continuing operations increased to $16,038,000, or 52% of total revenue for the nine months ended September 30, 2001, compared to $12,137,000, or 42% of total revenue in the same quarter last year representing a 32% increase in service revenue.

     Domestic license revenue from continuing operations decreased 6% to $5,961,000 for the nine months ended September 30, 2001 from $6,356,000 for the same period in the prior year. Domestic service revenue from continuing operations increased 24% to $5,609,000 from $4,525,000 in the same period last year.

     International license revenue from continuing operations decreased 19% to $8,630,000 for the nine months ended September 30, 2001 compared to $10,689,000 for the same period in 2000. International service revenues increased by 37% to $10,429,000 in the first nine months of 2001 from $7,612,000 in the period last year due to continuing improvement in maintenance renewals from existing customers in the international market space.

     Gross margin from continuing operations increased to 62% for the nine months ended September 30, 2001 from 60% for the same period in 2000. License revenue gross margins from continuing operations decreased to 89% for the nine months ended September 30, 2001 from 91% for the nine months ended September 30, 2000. Service gross margins from continuing operations improved to 37% for the nine months of 2001 from 17% in the same period last year due to lower third-party contractor cost and improved employee utilization levels.

     Selling and marketing expenses from continuing operations decreased 6% to $17,731,000 for the nine months ended September 30, 2001 from $18,865,000 for the nine months ended September 30, 2000. The decrease was primarily due to the Company's efforts to reduce costs world-wide. Selling and marketing expenses decreased as a percentage of total revenue to 58% for the nine months ended September 30, 2001 from 65% for the nine months ended September 30, 2000.

     Research and development expenses from continuing operations decreased 2% to $5,513,000 for the nine months ended September 30, 2001 from $5,653,000 for the nine months ended September 30, 2000 and were 18% of total revenue for the nine months ended September 30, 2001 versus 19% of total revenue for the nine months ended September 30, 2000. Total research and development expenses from continuing operations, including capitalized software costs, increased to $6,095,000 primarily due to continuing work on foreign translations of our iCRM and iPlanning products, including $582,000 in capitalized software development costs, or 20% of total revenues for the nine months ended September 30, 2001 from $6,425,000, including $772,000 in capitalized software development costs, or 22% of total revenue for the nine months ended September 30, 2000.

     General and administrative expenses from continuing operations increased 11% to $3,557,000 for the nine months ended September 30, 2001 from $3,195,000 for the same period in 2000. This was primarily due to increased travel and legal fees in the first nine months of 2001 compared to the same period in 2000. General and administrative expenses remained at 11% of total revenue for the nine months ended September 30, 2001 and September 30, 2000.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative positions, and 2 executive level employees were terminated. The Company's restructuring plan also included the closure of the Company's sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company's French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. At September 30, 2001, $162,000 remained as a liability on the balance sheet and is expected to be be paid out by 2002.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for a further reduction of the company's headcount. In connection with this plan, 26 non-management employees, primarily sales, marketing, and administrative positions were terminated. At September 30, 2001, the entire amount is accrued as a liability. This amount is expected to be paid out by 2002.

     Interest income for the nine months ended September 30, 2001 decreased to $315,000 from $946,000 for the same period in 2000 due to fewer funds invested and lower interest rates during the nine months ended September 30, 2001 versus the same period last year.

    The Company recorded a provision for income taxes for the nine months ended September 30, 2001 of $169,000 based on the Company's foreign income tax obligations compared to a benefit of $3,454,000 for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     In the third quarter of 2001, the Company's cash position improved slightly from the prior quarter, from $8,996,000 to $9,008,000, due in part to continued improvement in the Company's customer receivable collections.

     As of September 30, 2001, the Company had cash and cash equivalents of $9,008,000 as compared to $12,546,000 as of December 31, 2000. Cash used in the Company's operations was $3,578,000 for months ended September 30, 2001 compared to $7,281,000 cash used by operations for the nine months ended September 30, 2000 respectively. The net loss of $7,586,000 was partially offset by the decrease in operating assets and liabilities of $2,308,000 and by depreciation and amortization of $1,700,000 for the nine months ended September 30, 2001.

    Cash used in investing activities totaled $674,000 for the nine months ended September 30, 2001 compared to cash provided by investing activities of $11,417,000 for the nine months ended September 30, 2000. The decrease in cash provided by investing activities primarily resulted from the Company's reduced short-term investment activities in 2001 compared to the same period in 2000. This was partially offset by the proceeds received from the sale of the discontinued operation of $1,300,000, net cash payments in connection with the acquisition of Dynamic Decisions of $967,000, capital expenditures of $325,000, capitalized software development costs of $582,000, and a payment of $100,000 in connection with the sale of the Company's French subsidiary .

     Cash provided from finance activities totaled $710,000 for the nine months ended September 30, 2001 which consisted of proceeds received from the exercise of incentive stock options and the

Company's employee stock purchase plan compared to total cash provided of $877,000 for the same period in 2000.

     In connection with the acquisition of Dynamic Decisions, the Company expects to pay out $4.6 million over the next twenty four months.

     The Company is negotiating a $2.5 million domestic revolving working capital line of credit and a $2.5 million export-import of the U.S. guaranteed revolving line of credit. The Company expects to close on these credit facilities by the end of 2001.

     In connection with the new office lease agreement for the Company's new corporate headquarters, the Company established a $1,050,000 irrevocable standby letter of credit on August 1, 2001. The letter of credit has been fully collateralized by a restricted cash balance of $1,050,000 required by the issuing bank. The amount of the letter of credit and restricted cash can be drawn down over the term of the lease, provided the Company has not defaulted on the office lease agreement. The Company anticipates that it will partially utilize the credit facilities described above to obtain a new, replacement letter of credit, which will not require cash as collateral.

    The Company believes that the funds currently available will be sufficient to fund the Company's operations at least through the next twelve months. The Company has no commitments or specific plans for any significant capital expenditures in the next twelve months. To date, inflation has not had a material adverse effect on the Company's operating results.

                                  RISK FACTORS

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein relating to future events or developments may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, we use the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q.

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

 IF WE ARE UNABLE TO RETAIN OUR RESEARCH AND DEVELOPMENT, SUPPORT, SALES AND MARKETING STAFF, WE WILL NOT HAVE SUFFICIENT RESOURCES TO COMPETE AND GROW OUR REVENUES.

     Our future success and ability to sustain our revenue growth depends upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

WE RELY HEAVILY ON KEY PERSONNEL.

     We rely heavily on key personnel throughout the organization. The loss of any of our members of management, or any of our staff of sales and development professionals, could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, the loss of any critical employees or a group thereof, particularly to a competing organization, could cause us to lose market share, and the Applix brand could be diminished.

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

OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO PROTECT OUR TRADEMARKS FROM MISUSE BY THIRD PARTIES.

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

         At September 30, 2001, the Company held $4,362,000 in cash equivalents consisting of commercial paper and money market funds. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all the securities will be sold within one year. There have been no significant changes since December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS



     10.15+ Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001
     10.16+ Consulting, Agreement between the Registrant and David C. Mahoney, dated September 10, 2001

     +  Management contract or compensatory plan


(B)      REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE


         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APPLIX, INC.



                                            By: /s/ Walt Hilger
                                                -----------------------------
                                                Walt Hilger
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)



Date:  November 14, 2001

                               INDEX TO EXHIBITS

EXHIBIT NO.      DESCRIPTION
-----------      -----------

   10.15+ Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001

   10.16+        Consulting Agreement between the Registrant and David C.
                 Mahoney, dated September 10, 2001


--------------

+  Management contract or compensatory plan