Form 10-K
period 2001-12-31
APPLIX INC /MA/
filed 2002-04-01
CIK 932112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transitional Reports Pursuant to Sections 13 or 15(d) of The Securities
Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-25040

APPLIX, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2781676

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

289 Turnpike Road, Westborough, Massachusetts	01581-2831

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-0300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0025 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     On March 19, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was $25,354,992 based on the closing price of the Common Stock on the Nasdaq National Market on March 19, 2002.

     The number of shares of Common Stock outstanding as of March 19, 2002 was 12,189,900.

Documents Incorporated By Reference

Document Part	Form 10-K

Definitive Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 30, 2002 to be filed with the Securities and Exchange Commission	Part III

APPLIX, INC.

FORM 10-K

     Applix iTM1, Applix iEnterprise, Applix iCustomersight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

     Certain information contained in this Annual Report on Form 10-K is forward-looking in nature. All statements included in this Annual Report on Form 10-K or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operation results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward- looking statements can be identified by terminology such as “may”, “ will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Risk Factors”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

Item 1. Business

General

     Applix is a global provider of enterprise performance management solutions that include interactive planning, customer relationship management (CRM) and analytics and business intelligence solutions that enable companies to achieve better, faster decision-making. Applix solutions capture information from across the extended enterprise and enable continual marketplace responsiveness. Adaptable, scalable and real-time, Applix solutions support unique, complex and disparate business processes, providing analysis, planning, measurement and response to changing customer requirements and business dynamics. Headquartered in Westborough, MA, Applix has more than 2,600 customers worldwide, including many of the Fortune 500.

     Applix’s award-winning “Applix iCRM” and “Applix iTM1” solution sets are designed to easily accommodate even the most unique business processes of companies. In 2001, Applix was honored with several prestigious awards for its leading-edge technology, including Global Finance’s Top Internet Infrastructure Award, ISM’s Top (CRM) Software Solution, Cebit’s Top CRM Solution in the Wireless Category, the eWeek Excellence Award, and the Aberdeen Group’s Top Ten CRM Implementation award. Applix is one of the world’s only single-source providers of iCRM, customer analytics and business planning software and solutions.

Industry Background

     The harsh economy in 2001, and the impact from global events in the second half of the year, forced companies to adopt rigorous methods for assessing the impact that any future investments would have on their business. With limited resources, many companies were pressed to make difficult decisions as to those areas of their business in which investment spending should be increased and those in which it should be decreased, sometimes requiring a complete redesign of the business model. It is not sufficient to simply gather data at the departmental level; businesses need to gather, integrate, measure and analyze enterprise-wide data, especially key performance indicators. At the end of the day – or the year – it is becoming increasingly critical to establish closer ties between departmental and enterprise level processes and data.

     In the key markets Applix serves, companies continue to implement a variety of customer and employee-facing systems that capture, aggregate, and, equally importantly, report and analyze data from all potential “touch points,” including websites, call centers and mobile devices. By properly analyzing all of this data, companies can be proactive in assessing changing needs and addressing them with an eye towards profitability. In January 2002, Information Week reported that the two most important “business intelligence” (BI) applications today are financial analysis, at 38% of total BI applications and CRM analytics, which represents 35% of total BI applications. Growth is predicted to be especially strong in business analytics: Datamonitor expects the business intelligence market to double from the estimated 2002 level of $3 billion to $6 billion in 2004. Further, Gartner, Inc. estimates that more than 40% of Global 2000 enterprises will have implemented a corporate performance management (CPM) system by 2005. This strong projected growth rate validates Applix’s conviction that in today’s competitive corporate marketplace, companies can no longer succeed by solely automating their day-to-day transactions. As importantly, companies must also aggregate, analyze, react to key metrics such as customer retention and product profitability, and fine-tune their business processes accordingly.

     Applix is well positioned to deliver enterprise performance management solutions, as evidenced by the numerous awards won last year and the growing number of customers who have selected Applix software solutions to maximize business performance.

Applix Solutions

     Applix’s business solutions are based on two solution sets, Applix iTM1 and Applix iCRM.

     Applix iTM1 and Applix iCRM are solution sets that can function independently and together. They allow customers to build CRM or multidimensional “On-Line Analytical Processing” (OLAP) solutions.

     In December 2001, Applix announced the combination of iCRM and iTM1 as a new integrated product, which will provide enterprise-wide workflow within an enabled business planning solution. Applix Integra combines the strengths of Applix's two product lines and provides the analytics solutions for both the back- and front-office. In fact, Applix believes it will be one of the first single-source vendors of an iCRM solution and an OLAP solution, and the first to develop customer analytics solutions that rely on a formal integration between two such solution sets.

     Applix’s analytics solutions enable companies to turn from reactive to predictive when interacting with their customers and prospective customers. Applix enables companies with even the most commoditized products to reduce their customer defection rates, and create greater customer loyalty, all by delivering the high degree of service that more and more customers are beginning to expect.

     Applix iCRM and Applix iTM1 owe their adaptability to the robust “Applix iEnterprise” and “Applix iTM1” technology platforms that power them. Applix continues to enhance these platforms and the integration between them, in order to continue providing software that best supports companies’ unique, competitive business processes.

Applix Integra

     The recently announced Applix Integra integrates the planning, analytics, business workflow, collaboration, exception alerting and forecasting functions of the Applix iTM1 and Applix iCRM solutions. Development efforts during the year are expected to result in commercial availability of Applix Integra in 2002. Applix Integra will provide customers with immediate visibility into their operational and financial data, in a single view, enabling the decision makers to take advantage of unforeseen opportunities and quickly stabilize fluctuations that threaten financial targets. Applix Integra will integrate disparate data from multiple applications in real time and seamlessly – and provide a clear picture of the status of the company’s operations. Decision makers will be able to foresee trends, respond quickly to changing customer needs, detect deviating business indicators and alert managers with actionable analytics, collaboratively manage the budget process and optimize service delivery a host of high-level capabilities previously unavailable in real time. In addition to the benefit of real-time, enterprise-spanning intelligence, Applix Integra also means lower cost of ownership for the business with an adaptable, upgradeable, low-support system and a proven technology with proven results.

Planned components of Applix Integra include:

•	Real-time planning and analytics. With these capabilities, businesses can not only view the current situation at an enterprise level, but can perform what-if analyses against the data and receive the answers in real time, without having to wait for lengthy, back-office batch processes to answer hours or even days later.

•	Dynamic business workflow. This enables a business to map its processes with Applix Integra’s escalation, notification, detection, and workflow capabilities. Easy-to-use “wizards” conform to complex business rules so that users can stay ahead of opportunities and issues.

•	Complex business modeling. Applix Integra’s unique architecture of multi-cubes, rules, a real-time engine, and workflow allow a business to manage its complex business models.

•	Actionable alerts. Timely alerts generated from a company’s analyses and business processes enable it to be proactive to its business environment.

•	Integrated application and deployment platform. Blending the best of Applix iEnterprise and Applix iTM1 platforms means that a business can easily develop and deploy Applix Integra solutions. Using the Development Studio, a company can develop complex solutions with simple drag-and-drop objects.

Applix iTM1 Solution

     Applix iTM1 enables budgeting/financial planning, business forecasting and management reporting solutions to be developed for the entire enterprise. Its unique real-time approach to consolidating, viewing and even editing vast volumes of multidimensional data is an undisputable differentiator in the OLAP market. With over 30,000 users in over 70% of the Fortune-50 companies and over 50% of the Fortune-500 companies, Applix iTM1 has been one of the leading multi-dimensional databases for highly complex business and financial analytical applications for over fifteen years.

     Applix iTM1 solutions expand the scope of business planning processes to continuously support changing customer demands, operational requirements, and evolving eBusiness models in the new economy. It also allows for the quick and effortless integration of information from CRM, enterprise resource planning (ERP), financial systems, human resources, and other “legacy” databases in order to allow a business to run according to supply resources and customer demand. Using Applix iTM1, the back office and the front office staff can work together seamlessly to manage the demand chain on a real-time basis.

     Applix iTM1 allows business users to access their critical data via a desktop browser, Microsoft Excel or the Web. With its powerful client-server database engine and an elegant, easy-to-use interface, users are able to spend more time analyzing information and less time maintaining data.

     The Applix iTM1 approach provides the following benefits:

•	Instantaneous response times: Because of Applix iTM1’s ability to quickly load vast data sets into memory, it avoids other products’ drawbacks that result from having to pre-calculate all consolidations and derived values before anyone can view them.

•	Real-time what-if analyses: Because of Applix iTM1’s memory-based approach, users can instantly view the results of any what-if analyses and updates they perform to ad hoc analyses of vast data sets.

•	Scalability: Applix iTM1’s 64-bit capability, combined with its ability to support multiple servers, multiple cubes, multi-threaded processing and multi-user data updating, make it a logical choice for large-scale operations.

•	Efficient use of system resources: Because Applix iTM1 never resorts to pre-calculating customers’ data, it requires much less hardware and processing power than other products, which suffer from a common “data explosion” predicament.

•	Rapid deployment: Applix iTM1 typically builds complete applications for customers in a fraction of the time required by competing products.

Applix iCRM

     Applix iCRM is a suite of collaborative, Internet-based CRM solutions that streamline companies’ methods for capturing, accessing and interpreting customer data and responding to their needs from every corner of their multi-channel enterprises. The suite of software automates Web-based marketing, sales, customer service, partner service, product quality assurance and internal helpdesks. With Applix iCRM, companies can operate their entire enterprise system from a central site, enabling users anywhere in a global organization to quickly and easily access and analyze corporate information.

     The Applix iCRM solution set consists of the following application modules, which are available as a fully integrated iCRM solution or on a stand-alone basis:

     Applix iSales is a comprehensive marketing and sales force automation solution that manages every phase of the sales cycle, from initial lead generation and qualification to closure, fulfillment and follow-on sales. Telemarketers, inside and outside sales representatives and managers can optimize campaigns, lead tracking, forecasting, quote generation and account management. Sales methodologies and other pre-defined application components can be adapted to suit specific needs. Applix iSales supports wireless communication, such as Web-enabled phones and personal data assistants (PDAs), so a company’s sales force can access important customer and prospect information when and where they need it.

     Applix iService is a customer service and customer support module for managing existing customers and partners and their service level agreements (SLAs). iCRM allows iService personnel to provide customer-facing services through a variety of mediums including call centers, the Web, e-mail, fax and wireless mobile links. Applix iService maintains information about customer calls, resolutions, escalation status, and notifications; provides customer feedback on product performance, function and features directly to an organization’s product development and quality assurance departments; and displays customer history so customer service representatives are always informed and ready to answer questions. Applix iService also provides Web-based self-service features that allow customers of a global organization to report problems, receive their resolutions and help themselves to a variety of knowledge bases that assist them in solving problems.

     Applix iHelpdesk is an enterprise-wide incident management system for internal information technology (IT) support groups. Applix iHelpdesk helps manage customer problems from initial login through resource allocation, escalation, modification and resolution. With powerful features that streamline call management, problem diagnostics, caller profile management and even caller training, Applix iHelpdesk provides the tools to be responsive to customer and internal staff request. iHelpDesk features include automated load balancing and on-demand graphic and text-based reporting, combined with integration to industry-leading network management and asset management products. Like Applix iService, Applix iHelpDesk enables an organization to collect problems and access solutions, and it also provides feedback on product performance, function and features directly to an organization’s product development and quality assurance departments.

     The Applix iCRM approach provides the following benefits:

•	Integration of complex dependencies: All Applix iCRM applications share a common data source, which ensures the consistency and integrity of a company’s data across all work groups. The interconnectedness of multiple departments is further facilitated by Applix iCRM’s rich library of configurable business rules that easily accommodate the way people want to share data and communicate with one another throughout all corners of an extended enterprise.

•	Rapid adaptation: The Developer’s Studio provides a self-sufficient, intuitive environment for building, adapting and viewing all aspects of an iCRM implementation. Customers can accommodate all of their unique business processes without resorting to external, disconnected programming efforts.

•	Rapid deployment: Applix iCRM’s rapid customization translates to rapid deployment. Further, its thin-client architecture allows thousands of users to run Applix iCRM applications on their Web browsers without ever installing any software on their desktop machines, thereby minimizing installation and maintenance chores throughout an enterprise.

•	Low total cost of ownership (TCO): All of the above benefits, combined with the scalability of Web-based applications, provide an impressively low total cost of ownership.

Technology Platforms

     All of Applix’s software solutions are based on the Applix iEnterprise and Applix iTM1 technology platforms.

     Applix products owe their adaptability to the robust Applix technology platforms that power them. The platforms provide a multi-tier, highly scalable architecture featuring an XML-compliant “Developer’s Studio” development environment, a central data schema, a wizard-driven business rule generator, and other tools that drive application development.

     Applix iTM1 solutions utilize the Applix iTM1 OLAP technology, which includes 64-bit technology to analyze some of the biggest volumes of multi-dimensional data in the industry. Applix iTM1 provides a multi-tier, highly scalable engine whose efficient, in-memory methods for building multidimensional cubes and calculating their values, are fully leveraged by Applix iTM1 software solutions. Its flexible, scalable products – designed to adapt to companies’ unique and competitive business processes – provide analysis, planning, measurement and response to changing customer requirements and business dynamics, all in real time.

     By integrating Applix iCRM solutions with a solid, full-featured technology platform, Applix is able to provide straightforward methods for adapting its software to customers’ needs, rather than forcing customers to compromise their business processes by adapting to the software.

Marketing And Sales

     The Company focuses its Applix Integra, Applix iTM1, and Applix iCRM marketing efforts on Global-2000 companies committed to customer service and enhancing customer relations. The Company has focused its marketing efforts for its Applix iCRM products on the following four industry sectors: financial services, telecommunications, healthcare, and retail banking. For Applix iTM1, the Company markets to enterprises seeking applications in budgeting, forecasting, and operational planning. The Company feels that these industry sectors are, and will continue to be, some of the fastest growing sectors for its products. A key part of the Company’s marketing strategy is an emphasis on its single-sourced solution, its internet-architected product capabilities, its rapid deployment and lower total cost of ownership for customers.

     The Company strongly believes that its hybrid sales and marketing strategy, utilizing both a direct sales force and strategic resellers, is an important part of the Company’s future success. The Company plans on continuing to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This is expected to support the Company in penetrating both new accounts within its existing markets and also entirely new market segments.

     Applix’s Integra, Applix iTM1, and Applix iCRM solutions are sold through a direct sales force and a network of value added resellers (VARs) and original equipment manufacturers (OEMs). The Company’s sales teams operate out of the Company’s offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, Germany, Canada, The Netherlands, Japan, Singapore and Australia. These direct selling efforts are supplemented both domestically and abroad with support from strategic marketing partners. While the sales cycle for Applix products varies substantially from customer to customer, it traditionally requires three to six months.

Customer Training, Support, and Consulting Services

     The Company believes that its superior consulting services and customer support are a critical part of the Company’s sales and marketing efforts. Many of the Company’s customers use the Company’s products to develop and support “mission critical” applications, and the Company therefore recognizes that quality training, support and consulting services are especially important to its customers.

     The Company’s in-house consultants assist in the sales process by working directly with potential customers, educating them as to the benefits of the Company’s products. In support of customers’ rapid implementation success, the Company utilizes a structured implementation methodology called “Rapid Results”. This program ensures that CRM and analytics implementations are completed on time, on budget, and meet business requirements by following four highly defined steps. In addition, the Company’s consultants work directly with customer personnel in both information technology departments and in the functional areas relevant to the application, to assist them in the planning and deploying of Applix solutions.

     Customers may elect to purchase a maintenance support plan for an annual fee that is generally 18% of the license fee for covered products. Included in the maintenance support plans are product upgrades and interim fixes to reported problems. Maintenance support plan revenues accounted for approximately 59% of the Company’s professional services and maintenance revenue from continuing operations in 2001, compared to approximately 49% of professional services and maintenance revenue from continuing operations in 2000.

Product Development

     The Company believes strongly that the path to success is predicated upon constantly being at the forefront of technology and product innovation. With a strong commitment to the future, Applix has continued its long history of investing in product research and development. In 2001, Applix invested approximately $7.7 million, or 19% of total revenues, on product research and development (including capitalized software development costs).

     The Company’s product development team includes resources in the United States and Europe.

     With the integration of the Company’s technology platforms, the Applix Integra product development has resulted in a consolidation of resources, resulting in reduced costs while maintaining, or increasing, product development productivity.

Competition

     The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), reliability, ease of use, supportability, and total costs of ownership (initial investment and on-going operating costs of the solution).

     The markets for the Company’s products are highly competitive and subject to rapid change. The CRM market, a very broadly defined market, is in great flux due to mergers and acquisitions that are expected to continue redefining the market as ERP and telephony vendors encroach on this space.

     Software vendors are under increasing pressure to provide solutions that are easy to map to customers’ rapidly evolving business models and that integrate with other solutions. Customers have become more methodical in their methods of evaluating vendors’ solutions, and they often require that vendors substantiate their claims with case studies that demonstrate compelling return on investment benefits.

     In the CRM market, and to a lesser degree in the business intelligence market, many of the Company’s competitors have significantly greater financial, technological, and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully against current and future competition or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Proprietary Rights

     Applix relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. The Company has internal policies and systems to ensure limited access to, and the confidential treatment of, its trade secrets. The Company generally distributes its products under “shrink-wrap” software license agreements, which contain various provisions to protect the Company’s ownership and confidentiality of the underlying technology. The Company also requires its employees and other parties with access to confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company’s technology. Despite these precautions, it may be possible for a third party to misappropriate the Company’s technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every foreign country in which the Company’s products are distributed, and “shrink-wrap” licenses, which are not signed by the customer, may be unenforceable in certain jurisdictions.

     Certain technologies used in or added onto the Company’s products are licensed from third parties. The Company generally pays royalties on such technologies on a percentage of revenue basis (the amount of which is not material to the Company). Applix believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor without significant expense. If the Company’s right to distribute such third-party products were terminated, sales of the Company’s products could be adversely affected.

     The Company believes that, due to the rapid pace of technological innovation for software applications, the Company’s ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

     Applix is not engaged in any material disputes with other parties with respect to the ownership or use of the Company’s proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims or other claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claims were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

Employees

     As of December 31, 2001, the Company had 243 total employees. Domestically, the Company had 44 employees in product research and development, 53 employees in sales and marketing, 14 employees in professional services, 8 employees in information systems, and 19 employees in finance, administration and facilities. Internationally, the Company had 105 employees, which includes 62 employees in sales and marketing, 36 employees in professional services, 3 employees in information systems, and 4 employees in finance, administration and facilities. None of the Company’s employees are represented by a labor union, and the Company believes that its employee relations are good.

Item 2.   Properties

     The Company moved into new headquarters (49,920 square feet) in November 2001, located at 289 Turnpike Road in Westboro, Massachusetts. The lease has an original twelve-year term, which will expire in November 2013, with one 5-year option to extend the term. The Company’s lease for 112-114 Turnpike Road Westborough, Massachusetts expired on December 31, 2001. The Company also leases smaller facilities in several metropolitan areas within the United States and the United Kingdom, Germany, Canada, Singapore, Japan, The Netherlands and Australia. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 3.   Legal Proceedings

     The Company is not party to any legal proceedings material to the Company’s business.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of all executive officers of the Company.

Name	Age	Position

Alan Goldsworthy	53	President and Chief Executive Officer

Walt Hilger	36	Chief Financial Officer and Treasurer

Craig Cervo	54	Chief Technology Officer

     Mr. Goldsworthy was elected President, Chief Executive Officer and a director of Applix in April 2000. Mr. Goldsworthy joined Applix in January 2000 and was elected President, eBusiness Division on January 21, 2000. Prior to joining the Company, he served as Executive Vice President and then Chief Executive Officer of CMI-Competitive Solutions, Inc. (“CSI”), a provider of enterprise resource planning (ERP) solutions, from September 1996 to December 1999. Prior to CSI, Mr. Goldsworthy worked from 1981 to 1996 at Digital Equipment Corporation, holding various sales, marketing, and operational management positions.

     Mr. Hilger was elected as Chief Financial Officer and Treasurer on September 25, 2001. Mr. Hilger joined the Company in November 1999 as the Vice President of Operations and Planning. From 1997 to 1999, Mr. Hilger was Vice President of Corporate Finance for Cahners Business Information, a billion dollar business-to-business web content company. From 1988 to 1997, he worked at Houghton-Mifflin Company, where he served as Corporate Manager of Financial Planning and Analysis and later as Divisional Business Manager.

     Mr. Cervo joined the Company in October 1992 as Vice President, Research & Development and was elected Vice President of Product Development in October of 1994 and Chief Technology Officer in March 2001.

     There are no family relationships among any of the executive officers.

PART II

Item 5.   Market for Registrant’s Common Stock and Related Stockholder Matters

     The Company’s Common Stock is listed on the Nasdaq National Market (“Nasdaq”) under the symbol “APLX”. The table below sets forth the Nasdaq high and low sale price of its common stock during the two most recent fiscal years.

	Fiscal 2001		Fiscal 2000

Period	High	Low	High	Low

First Quarter	$6.000	$2.130	$21.000	$10.875
Second Quarter	$2.880	$1.590	$12.000	$5.500
Third Quarter	$1.990	$0.640	$8.125	$2.880
Fourth Quarter	$2.000	$0.430	$4.500	$1.630

     The Company has never paid any cash dividends on its common stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     The approximately number of holder of record of the Company’s common stock on March 19, 2002 was 194. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Item 6.   Selected Financial Data

	2001	2000	1999	1998	1997

For the years ended December 31,
(In thousands, except per share data)
Statement of Operations Data
Total revenues	$40,303	$40,239	$36,871	$29,062	$22,036
Restructuring and other charges	1,700	—	—	—	—
Amortization of goodwill and acquired intangible assets	374	127	—	—	—
Operating loss	(9,541)	(12,877)	(7,624)	(10,901)	(7,158)
Permanent impairment of cost based investment	1,250	—	—	—	—
Net loss from continuing operations	(10,975)	(15,307)	(4,251)	(6,259)	(5,423)
Net income (loss)	(9,894)	(18,912)	2,380	1,187	(404)
Per Share Data
Basic and diluted loss per share from continuing operation	$(0.93)	$(1.36)	$(0.40)	$(0.61)	$(0.54)
Basic and diluted income (loss) per share	$(0.83)	$(1.68)	$0.22	$0.12	$(0.04)

	2001	2000(a)	1999	1998	1997

AS of December 31,
(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$8,228	$12,546	$25,476	$21,445	$21,368
Restricted cash	1,050	—	—	—	—
Working capital	2,254	12,113	28,455	24,866	22,632
Total assets	24,938	33,074	54,681	45,613	44,365
Long-term debt	—	—	1,080	—	—
Total stockholders’ equity	9,381	18,234	35,713	29,575	27,987

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW

     The Company was incorporated in 1983 to develop and market software applications for the Unix workstation market. In October 1995, the Company acquired Target Systems Corporation, which developed and marketed customer interaction software. In October 1996, the Company acquired Sinper Corporation, doing business under the name TM1, which developed and marketed software used for on-line analytical processing (OLAP). These two acquisitions enabled Applix to expand its product offerings to include customer analytics and business planning. Applix focuses on customer analytics and business planning through Applix iCRM, the Company’s solution in the customer relationship management (CRM) market and Applix iTM1, the Company’s real time multi-dimensional analysis software for business planning solutions.

     The Company acquired Veriteam, Inc., doing business as CoSource.com, in December 1999 to expand into the Linux market with an Internet accessible, collaborative open source software development web site. In April 2000, the Company announced the establishment of VistaSource, Inc. to focus on the emerging Linux and open source markets. VistaSource, Inc. was established with the assets of the Company’s Applixware product suite and CoSource.com.

     In December 2000, the board of directors decided to dispose of VistaSource. As a result of this decision, VistaSource was classified as a discontinued operation as of December 31, 2000, and the Company recorded an estimated loss of $3,605,000 which included approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2,200,000 relating to the removal of the net assets of the VistaSource business, $1,100,000 in estimated losses from operations from the measurement date through the estimated date of disposal and $1,300,000 in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by proceeds of $1,300,000 received from the acquirer on March 31, 2001.

     On March 30, 2001 the Company completed the sale of the VistaSource business and received the purchase price of $1,300,000. For the twelve months ended December 31, 2001, the Company recognized a gain of $1,081,000 for discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business compared to previous estimates. The reserve balance for the estimated costs associated with the disposition as of December 31, 2001 was $182,000, consisting primarily of severance costs.

     On March 30, 2001, the Company acquired Dynamic Decisions Pty Limited of Australia in an effort to expand its customer analytics and business planning software presence in Southeast Asia. Applix is building upon Dynamic Decisions’ strong customer base and ability to offer high quality customer analytics and business planning software and support services to the Company’s customers. The total cost of the acquisition was approximately $5,867,000, consisting of up to $5,640,000 in consideration payable in cash and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer base, of $1,500,000 was recorded based on its fair value. The excess of the purchase price over the fair value of the net assets acquired at the time of acquisition of $934,000 has been recorded as goodwill and has been amortized on a straight-line basis over its estimated useful life of six years.

     Of the cash portion of the purchase price, $5,150,000 is payable in installments over a maximum of 30 months beginning on July 1, 2001. As of December 31, 2001, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price. The remaining amount of $3,883,000 is contingent upon continued employment of two key executives of Dynamic Decisions, and will be accounted for as compensation expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on expected or known trends or events, historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists via a valid executed customer order and/or signed license agreement; (2) physical or electronic delivery has occurred including availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In the event that the Company is unable to meet any one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Account Receivable and Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and determines the allowance for doubtful accounts based upon historical experience and specific customer collection issues. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company generally invoices the customer in the same local currency as to be paid by the customer. The Company does not hedge its foreign customer receivables due to the relatively small exposure from foreign currency rate fluctuations.

Capitalized Software Development Costs

     The Company’s policy for capitalized software development costs is to capitalize eligible research, design, and development costs relating to its software products incurred between the time that the product’s technological feasibility is established and the general release of the product to customers. This policy requires management to use professional judgment in determining what development costs are eligible and at what point technological feasibility has been reached. Capitalized software development costs are amortized as a cost of software license revenue over the estimated product life, and development costs not capitalized under the policy are classified as a development expense in the same period as incurred. If management determines that the recoverability of these unamortized capitalized software costs is not probable, these costs may require adjustment to their net realizable value, which could affect the results of the reporting period.

Accounting For Cost Based Investments

     The Company has two cost based investments, which had a zero value at December 31, 2001. In assessing potential impairment for cost based investments, the Company considers various factors including but not limited to investees’ financial performance, anticipated funding needs, comparable companies’ performance, and volatility inherent in the external market for these investments. If these factors are not supportive of the carrying value of the investment, the Company may record impairment charges not previously recognized to reflect management’s best estimate of recoverability. With the divestment of its VistaSource business unit, the Company retained a cost based investment in Real-Time International, Inc. that was deemed to have no value at the date of the transaction. The Company also has a cost based investment in TurboLinux, Inc., which was determined to be impaired, resulting in recognition of a $1,250,000 impairment loss in 2001.

Goodwill and Other Intangible Assets and Related Impairment

     During 2001, the Company completed its acquisition of Dynamic Decisions and recorded goodwill in the amount of $934,000 associated with the excess purchase price over the fair value of the net assets acquired and identifiable intangible assets of $1,500,000 assigned to identified customer relationships. The amounts assigned to the identifiable assets and liabilities acquired in connection with the acquisition were based on estimated fair values at the date of acquisition. The fair values were determined by the Company’s management, based in part upon information supplied by the management of the acquired business and a valuation prepared by an independent appraiser. The valuation of identified customer relationships has been based primarily upon future cash flow projections discounted to present value using a risk-adjusted discount rate.

     In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors including legal factors, market conditions and operational performance of its acquired businesses to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. In addition, the estimated lives of goodwill and other intangible assets are based on current facts. If events change, and the Company has overestimated the economic life of these assets, the Company will begin to amortize the remaining unamortized carrying value of these assets over the newly estimated life, which may result in additional amortization expense.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and is now required to analyze its goodwill for impairment during the first six months of fiscal 2002, and subsequently on an annual basis thereafter, unless facts or circumstances arise earlier which indicate impairment. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

Restructuring

     During 2001, the Company recorded significant charges in connection with its restructuring programs. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company’s actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in adjustments to the original estimates.

Deferred Taxes

     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2001 and 2000, the Company’s deferred tax asset was fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company’s consolidated statements of operations as a percentage of net revenue for the period from continuing operations:

	For The Years Ended December 31,

	2001	2000	1999

Software license revenue	47.9%	59.0%	58.6%
Professional service and maintenance revenue	52.1%	41.0%	41.4%

Total revenue	100.0%	100.0%	100.0%
Cost of software license revenue	5.8%	4.9%	3.9%
Cost of professional services and maintenance revenue	31.1%	34.2%	31.3%

Gross margin	63.1%	60.9%	64.8%

Operating expenses
Selling and marketing	53.8%	63.6%	54.1%
Research and development	17.0%	18.6%	19.2%
General and administrative	11.8%	10.7%	12.2%
Restructuring and other charges	4.2%	—	—

Total operating expenses	86.8%	92.9%	85.5%

Operating loss	(23.7%)	(32.0%)	(20.7%)
Loss on impaired investment	(3.1%)	—	—
Interest income, net	0.9%	2.9%	2.8%
(Provision for) benefit from income taxes	(1.4%)	(8.9%)	6.4%

Net loss from continuing operations	(27.2%)	(38.0%)	(11.5%)

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

     Total revenue from continuing operations increased to $40,303,000 in 2001 from $40,239,000 in 2000. Software license revenue in 2001 of $19,304,000 was approximately 19% lower than 2000 at $23,735,000 and represented 48% of revenue from continuing operations for 2001 and 59% of revenue from continuing operations for 2000. Domestic software license revenue from continuing operations decreased 20% to $8,789,000 in 2001 from $11,011,000 in 2000. International software license revenue from continuing operations decreased 17% to $10,515,000 in 2001 from $12,724,000 in 2000. The decreases were primarily due to the decline in the global economy and the continued slowdown in information technology spending. The Company expects software license revenue to increase as a percent of total revenue in the future primarily due to an expected increase in software license revenues through new channel partners. The Company’s three largest customers (including resellers) comprised a total of 11% of total software license revenue from continuing operations during 2001 and 9% of total software license revenue from continuing operations in 2000.

     Professional services and maintenance revenue from continuing operations increased 27% to $20,999,000 in 2001 from $16,504,000 in 2000 and represented 52% and 41% of total revenue from continuing operations for 2001 and 2000, respectively. Domestic professional services and maintenance revenue from continuing operations increased 14% to $7,199,000 in 2001 from $6,304,000 in 2000. International professional services and maintenance revenue increased 35% to $13,800,000 as compared to $10,200,000 in 2000. The increase was primarily due to increased maintenance revenue as a result of the improved renewal rates for maintenance from existing customers. The Company expects the maintenance revenue as a component of total professional service and maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers. The Company expects professional service revenue to decrease as percentage of total professional services and maintenance revenue due to the Company’s increasing reliance on external consultants. The Company expects the maintenance revenue to increase as a percentage of professional services and maintenance revenue due to further increases in maintenance revenues and the decrease in consulting revenue. Maintenance revenues increased $4,340,000 to $12,387,000 in 2001 from $8,047,000 in 2000. Maintenance revenue continues to grow as a higher percentage of existing customers are choosing to extend maintenance support contracts. The Company expects overall professional services and maintenance revenue from continuing operations to decrease as a percent of total revenue as a result of the expected decrease in professional service revenues.

     Gross margin from continuing operations increased to 63% in 2001 from 61% in 2000. Software license revenue gross margin from continuing operations decreased to 88% in 2001 from 92% in 2000. Professional services and maintenance revenue gross margin from continuing operations increased to 40% in 2001 from 17% in 2000, due to a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company’s international operations, decreased 15% to $21,671,000 in 2001 from $25,580,000 in 2000. Selling and marketing expenses from continuing operations decreased as a percentage of total revenue to 54% in 2001 from 64% in 2000. Decreases in selling and marketing expenses are related primarily to completion of the corporate rebranding and remarketing effort that was initiated in 2000. The decrease also reflects the declining staffing levels associated with corporate restructuring initiatives including reduction in headcount during 2001.

     Product research and development expenses from continuing operations, which consist primarily of employee salaries, benefits and related expenses, decreased 9% to $6,848,000 in 2001 from $7,502,000 in 2000. The Company’s investment in product research and development represented 17% and 19% of total revenue from continuing operations for 2001 and 2000, respectively. The Company's product research and development costs decreased slightly due to productivity gains recognized during 2001. The development costs reflect continued investments in features and functionality for the core Applix iTM1 and Applix iCRM products and the development of the product platform supporting Applix Integra.

     General and administrative expenses from continuing operations, which include the costs of the Company’s finance, human resources, and administrative functions increased 11% to $4,754,000 in 2001 from $4,292,000 in 2000. A decrease in staff costs as a result of restructuring actions was more than offset by an increase in the amortization expense from acquisition activity. General and administrative expenses from continuing operations increased as a percentage of total revenue to 12% in 2001 from 11% in 2000. The Company expects that the general and administrative costs as a percent of revenue will decrease in the future as the full benefit from the Company’s restructuring initiatives are fully realized.

     The Company initiated three restructuring actions in 2001 involving strategic decisions and continues to re-evaluate the current state of on-going businesses. Restructuring charges consisted primarily of contract terminations, severance charges and equipment charges incurred as a result of the cessation of operations of a subsidiary and actions taken at the corporate level and several remaining subsidiaries to increase operational efficiencies improve margins and further reduce expenses.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees; primarily sales, marketing, and administrative personnel, and 2 executive level employees were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser to account for the assumed liabilities, which is included in the restructuring charge. At December 31, 2001, $12,000 remained accrued for severance cost. As a result of these plans, the Company expects to save $4,000,000 on an annual basis.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide through headcount reductions. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. At December 31, 2001, $58,000 remained accrued for severance costs. As a result of the plan, the Company expects to save $1,000,000 on an annual basis.

     In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office, and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, consisting of $363,000 for severance, $385,000 for office closures and contractual obligations and $92,000 for the write-off of impaired assets. At December 31, 2001, $696,000 remained accrued for severance and other costs. As a result of this plan, the Company expects to save $1,100,000 on an annual basis.

     In December 2001, the Company determined that its cost-based investment in TurboLinux, Inc. of $1,250,000 was impaired. This assessment was based on the Company’s review of operating results for TurboLinux and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its estimated net realizable value of zero.

     The operating loss, before restructuring costs of $1,700,000 in 2001 and $0 in 2000 and amortization of $374,000 in 2001 and $127,000 in 2000, improved 41% to a loss of $7,467,000 in 2001 as compared to an operating loss of $12,750,000 in 2000. Benefits from the restructuring actions resulted in lower operating expenses and led to a quarterly decline in operating losses. In the fourth quarter, the Company reported an operating profit of $136,000 excluding the restructuring charges and acquisition related amortization expense.

     Net interest income from continuing operations decreased to $376,000 in 2001 from $1,153,000 in 2000 due to lower interest rates earned on investments and a decrease in the Company’s average cash position.

     As a result of net operating losses incurred in 2001 and 2000 and after evaluating the Company’s anticipated performance over its normal planning horizon, the Company has provided a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for federal and state tax purposes as of December 31, 2001. The provision in 2000 includes $7,832,000 relating to the establishment of a valuation allowance against the deferred tax asset that was established following the decision to dispose of VistaSource and based on the Company’s historical operating losses from continuing operations. The valuation allowance was established during the fourth quarter of 2000 and reflects the reversal of the income tax benefits recognized in the first three quarters of 2000 as well as the deferred tax asset at December 31, 1999. Additionally, the Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, the Company has a recorded a tax provision of $558,000 for the year ended December 31, 2001, for state and foreign income tax liabilities, as compared to a provision of $3,583,000 for the year ended December 31, 2000, which included $582,000 for state and foreign income taxes.

     Net loss from continuing operations was $10,975,000 in 2001 compared to $15,307,000 in 2000. The decrease in net loss was attributed to declining operating expenses, lower provisions for income taxes and improved gross margin profitability. The decreases in selling and marketing operating costs ($3,909,000) were offset by restructuring charges and a loss from impaired investment ($2,950,000).

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

     Total revenue from continuing operations increased to $40,239,000 in 2000 from $36,871,000 in 1999. Software license revenue in 2000 of $23,735,000 was approximately 10% higher than 1999 at $21,610,000 and represented 59% of revenue from continuing operation for both years. Domestic software license revenue from continuing operations increased 28% to $11,011,000 from $8,621,000 in 1999. International software license revenue from continuing operations decreased 2% to $12,724,000 in 2000 from $12,989,000 in 1999. The Company’s three largest customers (including resellers) comprised a total of 9% of total software license revenue from continuing operations during 2000 and 7% of total software license revenue from continuing operations in 1999.

     Professional services and maintenance revenue from continuing operations increased 8% to $16,504,000 in 2000 from $15,261,000 in 1999 and represented 41% of total revenue from continuing operations for both years.

     Gross margin from continuing operations decreased to 61% in 2000 from 65% in 1999. Software license revenue gross margin from continuing operations decreased to 92% in 2000 from 93% in 1999. Professional services and maintenance revenue gross margin from continuing operations decreased to 17% in 2000 from 25% in 1999, due to an increase in the number of support and consulting personnel and lower utilization of consulting resources in 2000 versus 1999.

     Selling and marketing expenses from continuing operations increased 28% to $25,580,000 in 2000 from $19,957,000 in 1999. Selling and marketing expenses from continuing operations increased as a percentage of total revenue to 64% from 54% in 1999. The Company invested an incremental $ 5 - $ 5.5 million in sales and marketing initiatives in 2000 to reposition and rebrand the iCRM and iTM1 solutions and expand its sales organization. The additional expenditures related primarily to these increased staffing levels associated with hiring additional sales representatives and additional spending for marketing programs.

     Research and development expenses from continuing operations increased 6% to $7,502,000 in 2000 from $7,101,000 in 1999, representing 19% of total revenue from continuing operations for both years. The increase in research and development costs was primarily due to adding thin client and distinct features and functionality to the iCRM and iTM1 solutions.

     General and administrative expenses from continuing operations decreased 4% to $4,292,000 in 2000 from $4,485,000 in 1999, and decreased slightly as a percentage of total revenue to 11% in 2000 from 12% in 1999. The general and administrative expenses from continuing operations include corporate overhead costs, which supported continuing and discontinued operations.

     Net interest income from continuing operations increased to $1,153,000 in 2000 from $1,031,000 in 1999 due to slightly higher interest rates.

     The Company recorded a provision for income taxes of $3.6 million in 2000. This provision included $7,832,000 relating to the establishment of a valuation allowance against the deferred tax asset that was established following the decision to dispose of VistaSource and based on the Company’s historical operating losses from continuing operations. The valuation allowance was established during the fourth quarter of 2000 and reflects the reversal of the income tax benefits recognized in the first three quarters of 2000 as well as the deferred tax asset at December 31, 1999. The Company also recorded a provision for income taxes of $566,000 in 2000 in connection with taxable income in its foreign subsidiaries.

     Net loss from continuing operations was $15,307,000 compared to $4,251,000 in 1999. The increase in net loss was primarily attributed to increased sales and marketing costs of $5.6 million and the establishment of a valuation allowance on the Company’s deferred tax asset of $7.8 million. The increase in sales and marketing costs was attributed to the Company’s previous announced plans to reposition its customer analytics and business planning software business which resulted in incremental spending of $5.0 — $5.5 million.

     The net loss from discontinued operation was $367,000 compared to the net income from discontinued operation of $6,631,000 in 1999. The reduced net income from discontinued operation was attributed to lower revenue from the VistaSource business unit of $9 million and increased operating expenses associated with the repositioning of VistaSource, Inc.

     The loss on the disposal of VistaSource was $3.2 million attributed to estimate expenses of $2.4 million to operate the business through its disposition in the end of March 2001, $2.2 million relating to the removal of the net assets of VistaSource, offset by $1.3 million in the expected proceeds from the distribution.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows for fiscal years 2000 and 1999 include the cash flows from the VistaSource segment on a fully consolidated basis and have not been restated to reflect discontinued operations. The Consolidated Statement of Cash Flows for the fiscal year 2001 includes the cash flows from the VistaSource segment as discontinued operations.

     As of December 31, 2001, the Company had cash and cash equivalents of $9,278,000, which included restricted cash of $1,050,000 that represents the security deposit for the headquarter office lease, as compared to $12,546,000 as of December 31, 2000. Cash used in the Company’s operations was $3,586,000 for the year ended December 31, 2001 compared to $8,972,000 for the year ended December 31, 2000. The net loss of $9,894,000 for 2001 was partially offset by the decrease in operating assets and liabilities of $3,472,000, which was primarily due to an increase of accounts receivable collections of $4,635,000, and an increase in deferred revenue bookings of $1,491,000.

     Cash used in investing activities totaled $2,233,000 for the year ended December 31, 2001 compared to cash provided by investing activities of $10,697,000 for the year ended December 31, 2000. The decrease in cash provided by investing activities primarily resulted from the Company’s reduced short-term investment activities in 2001 compared to 2000. This was partially offset by the proceeds received from the sale of the discontinued operation of $1,300,000, net cash payments in connection with the acquisition of Dynamic Decisions of $1,733,000, net purchase of capital equipment of $856,000, capitalized software development costs of $844,000, and a payment of $100,000 in connection with the sale of the Company’s French subsidiary.

     Cash provided from financing activities totaled $1,466,000 for the year ended December 31, 2001, which consisted of proceeds received from the exercise of incentive stock options and the Company’s employee stock purchase plan of $737,000, and net proceeds from factoring of receivables to a certain bank of $729,000. This compares to total cash provided by financing activities of $524,000 for 2000.

     In connection with the Company's acquisition of Dynamic Decisions, the Company expects to pay out additional contingent consideration of $3,883,000 in eight quarterly installments between January 1, 2002 and January 1, 2004.

     In connection with the office lease agreement for the Company’s new corporate headquarters, the Company established a $1,050,000 irrevocable standby letter of credit on August 1, 2001. The letter of credit has been fully collateralized by a restricted cash balance of $1,050,000 as required by the issuing bank. The amount of the letter of credit and restricted cash will be reduced over the term of the lease from December 1, 2002 to December 1, 2006, provided the Company has not defaulted on the office lease agreement. The Company anticipates that it will partially utilize the credit facilities described below to obtain a new, replacement letter of credit, which will not require cash collateral. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 will be reduced starting the first day of the second lease year as follows:

Reduction Amount

Second lease year (December 1, 2002)	$116,667
Third lease year (December 1, 2003)	$116,667
Fourth lease year (December 1, 2004)	$175,001
Fifth lease year (December 1, 2005)	$233,330
Sixth lease year (December 1, 2006)	$283,335

     At the end of the sixth year, the Company can reduce the letter of credit to $125,000 or substitute $125,000 in cash in lieu of the Letter of Credit.

     The Company has no commitments or specific plans for any significant capital expenditures in the next twelve months.

     The Company has secured two revolving credit facilities, providing for loans and other financial accommodations, with a bank totaling approximately $5.0 million. The first facility has an interest rate of prime plus 1.25% and is in the aggregate principal amount of up to the lesser of (i) $2.5 million and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility has an interest rate of prime plus 1.00% and is in the aggregate principal amount of up to the lesser of (i) $2.5 million and (ii) an amount based upon a percentage of the Company’s qualifying foreign accounts receivable. This second facility is guaranteed by the Export-Import Bank of the United States (“EXIM Bank”) and includes certain additional obligations of the Company in favor of EXIM Bank. The obligations of the Company to SVB are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of the Company and such subsidiaries. Because the Company has not yet satisfied certain conditions precedent, covenants, and other requirements, the Company currently has no availability to borrow or receive other financial accommodations under either of the credit facilities. The facilities expire on December 5, 2002. At the time the credit facility becomes available, a default in the bank covenants could adversely affect the Company’s ability to access its existing credit facilities or obtain access to new credit facilities in the future and could increase the cost of such facilities.

     The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $729,000.

     In accordance with generally accepted accounting principles (GAAP), the Company recognized a sale for those accounts receivable balances for which there was not a future obligation to the customer in the amount of $361,000. The Company has concluded that these accounts have been legally isolated, and accordingly, these amounts have been removed from the Company’s accounts receivable balance at December 31, 2001. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $368,000 did not reduce the accounts receivable balance, and has been recorded as a financing transaction and recognized as a liability at December 31, 2001. This amount is expected to be repaid by the Company to the bank during 2002. The sale of the receivables had an immaterial impact on the Company’s days sales outstanding (DSO) by reducing approximately 3 days from approximately 73 to 70 days.

     The following summarizes the expected effect of the Company’s contractual obligations (future minimum operating lease payments of its office facilities and certain equipment) on the Company’s liquidity and cash flow in the future periods:

Operating
Leases

2002	$2,550,000
2003	2,407,000
2004	2,139,000
2005	2,014,000
2006	1,796,000
2007 and thereafter	11,674,000

Total minimum lease payments	$22,580,000

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2001, the Company had an accumulated deficit of $37.2 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company's information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management's plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the year towards decreasing operating losses on a quarterly sequential basis. Additionally, the Company improved its fourth quarter 2001 cash flow and improved its cash position at December 31, 2001. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company's available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company's business plan, the successful introduction of Applix Integra and worldwide economic conditions. In addition, borrowings under the Company's credit facilities are dependent upon adequate borrowings base and the maintenance of certain financial covenants, which may limit the availability of borrowing. The Company does not currently anticipate the need to draw down on the two revolving credit lines for its working capital needs. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company's ability to continue as a going concern.

     To date, inflation has not had a material adverse effect on the Company’s operating results.

Euro Conversion

     On January 1, 2002, 12 of the 15 members of the European Union established fixed conversion rates among their existing sovereign currencies and adopted the Euro as their common legal currency and eliminated their legacy currencies. The Company is currently conducting transactions in the Euro and fully converted its information systems as of January 2002. The Company does not expect the Euro conversion to have a material effect on its competitive position or financial results.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria for recognizing intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted FAS 142 on January 1, 2002, and is currently in the process of evaluating the impact that FAS 142 will have on its consolidated financial position and results of operations.

     In June 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of fiscal 2003, and the Company does not believe that the adoption of FAS 143 will have a material effect on its financial position or results of operations.

     In August 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.” The Company is required to adopt FAS 144 in the first quarter of fiscal 2002. The Company has not yet determined what effect, if any, the adoption of FAS 144 will have on its financial position and results of operations.

RISK FACTORS

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS.

     We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services;

•	the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

•	introduction of products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the mix of products and services we sell;

•	the hiring and retention of key personnel;

•	our expansion into international markets;

•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

•	changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

•	new government legislation or regulation.

     We typically receive a majority of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter and our sales organization and our individual sales representatives strive to meet quarterly sales targets. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below expectations, we could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionate adverse effect on our operating results for that quarter. If our operating results are below the expectations of public market analysts and investors, the price of our common stock may fall significantly.

OUR FUTURE SUCCESS IS DEPENDENT IN LARGE PART ON THE SUCCESS OF APPLIX INTEGRA

     We have devoted a substantial amount of resources to the development and marketing of our new Applix Integra product. We believe that our future financial performance will be dependent in large part on the success of Applix Integra. Because Applix Integra has been announced only recently and has not yet begun commercial shipments, we cannot yet assess its market acceptance or predict with accuracy the amount of revenue it will generate.

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

FUTURE CAPITAL NEEDS.

     We believe, based upon our current business plan, that our current cash and cash equivalents, funds generated from operations and available credit lines should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. Such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.

ATTEMPTS TO EXPAND BY MEANS OF BUSINESS COMBINATIONS AND ACQUISITIONS MAY NOT BE SUCCESSFUL AND MAY DISRUPT OUR OPERATIONS OR HARM OUR REVENUES.

     We have in the past, and may in the future, buy businesses, products or technologies. In the event of any future purchases, we will face additional financial and operational risks, including:

•	difficulty in assimilating the operations, technology and personnel of acquired companies;

•	disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management’s attention from our core business;

•	difficulty in retaining key technical and managerial personnel from acquired companies;

•	dilution of our stockholders, if we issue equity to fund these transactions;

•	assumption of increased expenses and liabilities;

•	our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions; and

•	additional ongoing expenses associated with write-downs of goodwill and other purchased intangible assets.

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

WE MAY NOT BE ABLE TO MEET THE OPERATIONAL AND FINANCIAL CHALLENGES THAT WE ENCOUNTER IN OUR INTERNATIONAL OPERATIONS.

     Due to the Company’s significant international operations, we face a number of additional challenges associated with the conduct of business overseas. For example:

•	we may have difficulty managing and administering a globally-dispersed business;

•	fluctuations in exchange rates may negatively affect our operating results;

•	we may not be able to repatriate the earnings of our foreign operations;

•	we have to comply with a wide variety of foreign laws;

•	we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;

•	export controls could prevent us from shipping our products into and from some markets;

•	multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

•	changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

•	economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

BECAUSE THE CUSTOMER ANALYTICS AND BUSINESS PLANNING MARKETS ARE HIGHLY COMPETITIVE, WE MAY NOT BE ABLE TO SUCCEED.

     If we fail to compete successfully in the highly competitive and rapidly changing customer analytics and business planning markets, we may not be able to succeed. We face competition primarily from customer relationship management software firms, Internet customer interaction software vendors and computer telephony software companies. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

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

     We rely in part on systems integrators to promote, sell and implement our solutions. If we fail to maintain and develop relationships with systems integrators, our operating results will likely suffer. In addition, if we are unable to rely on systems integrators to install and implement our products, we will likely have to provide these services ourselves, resulting in increased costs. As a result, our results of operation may be harmed. In addition, systems integrators may develop, market or recommend products that compete with our products. Further, if these systems integrators fail to implement our products successfully, our reputation may be harmed.

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

OUR PRODUCTS MAY CONTAIN DEFECTS THAT MAY BE COSTLY TO CORRECT, DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND EXPOSE US TO LITIGATION.

Despite testing by Applix and our customers, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of our products.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. The Company uses foreign currency forward contracts to manage the risk of exchange rate fluctuations. Most of the Company’s international sales through it subsidiaries are denominated in foreign currencies. Relative to foreign currency exposures existing at December 31, 2001, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows or significantly diminish the fair value of the Company’s foreign currency financial instruments, primarily due to the short lives of the affected financial instruments. To date, foreign currency fluctuations have not had a material effect on the Company’s operating results. In all cases, the Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments that the Company holds are not leveraged and are not held for trading or speculative purposes.

     At December 30, 2001, the Company held $9,278,000 in cash equivalents, including $1,050,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity, and the Company’s intention that all the securities will be sold within one year. There have been no significant changes since December 31, 2001.

Item 8.   Financial Statements and Supplementary Data

Quarterly Operating Results for 2001 and 2000

	Q1 2001	Q2 2001	Q3 2001	Q4 2001

(Unaudited)
(In thousands, except per share data)
Revenue from continuing operations	$11,327	$10,444	$8,858	$9,674
Gross margin from continuing operations	6,868	6,718	5,352	6,494
Operating profit before restructuring and amortization	(3,367)	(2,012)	(2,134)	136
Restructuring and other charges	—	512	438	750
Amortization of goodwill and acquired assets	32	114	114	114
Permanent impairment of cost based investment	—	—	—	1,250
Net loss from continuing operations	$(3,310)	$(2,679)	$(2,678)	$(2,308)
Gain from discontinued operation	718	—	363	—

Net loss	$(2,592)	$(2,679)	$(2,315)	$(2,308)

Net loss per share	$(0.22)	$(0.23)	$(0.19)	$(0.19)
Weighted average number of basic and diluted shares outstanding	11,689	11,740	11,934	11,975

	Q1 2000	Q2 2000	Q3 2000	Q4 2000

(Unaudited)
(In thousands, except per share data)
Revenue from continuing operations	$9,277	$8,938	$10,967	$11,057
Revenue from discontinued operation	3,144	2,708	1,898	2,500

Revenue as previously reported in the 10-Q	$12,421	$11,646	$12,865	$13,557

Gross margin from continuing operations	$5,280	$5,101	$7,209	$6,907
Gross margin from discontinued operation	2,628	1,979	1,183	1,827

Gross margin as previously reported in the 10-Q	$7,908	$7,080	$8,392	$8,734

Operating profit before amortization	$(2,639)	$(4,919)	$(2,468)	$(2,724)
Amortization of goodwill and acquired assets	$31	$32	$32	$32
Net loss from continuing operations	$(1,544)	$(3,054)	$(1,124)	$(9,585)
Net income (loss) from discontinued operation	747	(214)	(1,101)	(3,037)

Net loss	$(797)	$(3,268)	$(2,225)	$(12,622)

Net loss per share	$(0.07)	$(0.29)	$(0.20)	$(1.09)
Weighted average number of basic and diluted shares outstanding	11,043	11,245	11,352	11,580

     The Company’s Consolidated Financial Statement and Supplementary Data are included under Item 14 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This information has been previously reported by the Registrant in a Current Report on Form 8-K filed with the Commissioner on April 13, 2001.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The response to this item is contained in part under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, and in part in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2002 (the “2002 Proxy Statement”) in the sections entitled “Election of Directors – Members of the Board of Directors” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, which sections are incorporated herein by reference.

Item 11.   Executive Compensation

     The response to this item is contained in the 2002 Proxy Statement in the sections entitled “Election of Directors — Compensation of Directors” and “Executive Compensation”, which sections are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The response to this item is contained in the 2002 Proxy Statement in the section entitled “Beneficial Ownership of Voting Stock”, which section is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

     The response to this item is item is contained in the 2002 Proxy Statement in the section entitled “Certain Relationships and Related Transactions,” which is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report.

2. Consolidated Financial Statement Schedule
The consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statement and Financial Statement Schedule is filed as part of this Annual Report.

3. Exhibits The Exhibits filed as a part of this Annual Report on Form 10-K are the following:

3.1(1)	—	Restated Articles of Organization.

3.2(1)	—	By-laws.

4.1(2)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.1(1)+	—	Applix, Inc. 1994 Equity Incentive Plan.

10.2(1)+	—	Applix, Inc. 1984 Stock Option Plan.

10.3(3)+	—	Applix, Inc. 2000 Director Stock Option Plan.

10.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10.5(5)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10.6+(5)	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.

10.7(7)	—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001.

10.8(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10.9(6)+	—	Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy, dated July 3, 2001.

10.10(7)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.

10.11(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Alan Goldsworthy.

10.12(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Ed Terino.

10.13(5)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.

10.14	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.

10.15	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.

10.16	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.

10.17	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of PricewaterhouseCoopers LLP.

1.	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 33-85688).

2.	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated September 20, 2000.

3.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 30, 2000.

4.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

5.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

+	Management contract or compensatory plan.

(b)	Reports on Form 8-K filed in the fourth quarter of 2001.

None.

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

Signature	Title	Date

/s/ Alan Goldsworthy Alan Goldsworthy	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 27, 2002

/s/ Walt Hilger Walt Hilger	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ Jitendra Saxena Jitendra Saxena	Director	March 27, 2002

/s/ Peter Gyenes Peter Gyenes	Director	March 23, 2002

/s/ Alain J. Hanover Alain J. Hanover	Director	March 22, 2002

/s/ David C. Mahoney David C. Mahoney	Director	March 22, 2002

/s/ John D. Loewenberg John D. Loewenberg	Director	March 25, 2002

/s/ Charles F. Kane Charles F. Kane	Director	March 27, 2002

Item 14(a)  Index to Consolidated Financial Statements and Financial Statement Schedule

     All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Applix, Inc.

     We have audited the accompanying consolidated balance sheet of Applix, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applix, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
January 25, 2002, except for Note 16,
as to which the date
is February 8, 2002

Report of Independent Accountants

To the Board of Directors and Stockholders of Applix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Applix, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 24, 2001

Applix, Inc.
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands, except share amounts)

              ASSETS

	2001	2000

Current assets:
Cash and cash equivalents	$8,228	$12,546
Accounts receivable, net of allowances of $1,446 and $1,397, respectively	7,202	12,026
Other current assets	1,672	2,381

Total current assets	17,102	26,953

Restricted cash	1,050	—

Property and equipment, at cost:
Computer equipment	11,959	11,817
Office furniture, equipment and leasehold improvements	2,292	3,658

	14,251	15,475
Less accumulated depreciation and amortization	(11,722)	(12,379)

Net property and equipment	2,529	3,096

Capitalized software costs, net of accumulated amortization of $1,598 and $886, respectively	1,042	910

Goodwill, net of accumulated amortization of $1,084 and $896, respectively	1,117	370

Intangible assets, net of accumulated amortization of $186	1,314	—

Other assets	784	1,745

TOTAL ASSETS	$24,938	$33,074

See accompanying Notes to Consolidated Financial Statements.

Applix, Inc.
Consolidated Balance Sheets (continued)
December 31, 2001 and 2000
(in thousands, except share and per share amounts)

                        LIABILITIES AND STOCKHOLDERS’ EQUITY

	2001	2000

Current liabilities:
Accounts payable	$2,137	$2,406
Accrued liabilities	6,716	7,145
Deferred revenue	5,813	4,222
Net liabilities of discontinued operation	182	1,067

Total current liabilities	14,848	14,840

Long term liabilities	709	—

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,320,096 and 11,893,893 shares issued at December 31, 2001 and 2000, respectively	31	30
Capital in excess of par value	49,212	48,249
Accumulated deficit	(37,162)	(27,268)
Accumulated other comprehensive loss	(503)	(580)
Notes receivable from stock purchase agreements	(1,120)	(1,120)

	10,458	19,311

Less 306,198 shares of treasury stock	(1,077)	(1,077)

Total stockholders’ equity	9,381	18,234

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,938	$33,074

See accompanying Notes to Consolidated Financial Statements.

Applix, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(in thousands, except per share data)

	2001	2000	1999

Software license revenue	$19,304	$23,735	$21,610
Professional services and maintenance revenue	20,999	16,504	15,261

Total revenue	40,303	40,239	36,871

Cost of software license revenue	2,335	1,985	1,454
Cost of professional services and maintenance revenue	12,536	13,757	11,498

Gross margin	25,432	24,497	23,919

Operating expenses
Selling and marketing	21,671	25,580	19,957
Research and development	6,848	7,502	7,101
General and administrative	4,754	4,292	4,485
Restructuring and other charges	1,700	—	—

Total operating expenses	34,973	37,374	31,543

Operating loss	(9,541)	(12,877)	(7,624)
Non-operating income (expense)
Permanent impairment of cost based investment	(1,250)	—	—
Interest income, net	374	1,153	1,031

Loss from continuing operations before income taxes	(10,417)	(11,724)	(6,593)
Provision (benefit) for income taxes	558	3,583	(2,342)

Net loss from continuing operations	(10,975)	(15,307)	(4,251)
Discontinued operation
Income (loss) from discontinued operation, including income tax provision of $63 and $3,739 in 2000 and 1999, respectively	—	(367)	6,631
Gain (loss) on disposal of discontinued operation, including a provision of $2,367 for losses during the phase-out period in 2000	1,081	(3,238)	—

Net income (loss)	$(9,894)	$(18,912)	$2,380

Basic and diluted income (loss) per share
Continuing operations	$(0.93)	$(1.36)	$(0.40)
Discontinued operation	$0.09	$(0.32)	$0.62

Total income (loss) per share	$(0.83)	$(1.68)	$0.22

Weighted average number of basic and diluted shares outstanding	11,861	11,246	10,625

See accompanying Notes to Consolidated Financial Statements.

Applix, Inc.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2001, 2000 and 1999
(in thousands, except share data)

				ACCUMULATED
		CAPITAL		OTHER
	COMMON	IN EXCESS OF	ACCUMULATED	COMPREHENSIVE	UNEARNED
	STOCK	PAR VALUE	DEFICIT	(LOSS) INCOME	COMPENSATION

Balance, December 31, 1998	$26	$41,689	$(10,736)	$(471)	$—
Stock option income tax benefit		921
Stock issued for purchase of Cosource.com (148,571 shares)		640
Stock issued under stock plans (749,391 shares)	3	2,423
Issuance of restricted stock		1,440			(1,440)
Repurchase of common stock (27,500 shares)
Net income			2,380
Foreign currency exchange translation adjustment				(85)

Comprehensive income

Balance, December 31, 1999	29	47,113	(8,356)	(556)	(1,440)
Stock issued under stock plans (188,591 shares)		1,184
Issuance of restricted stock (256,002 shares)	1	1,119
Amortization of unearned compensation					273
Forfeiture of restricted stock		(1,167)			1,167
Net loss			(18,912)
Foreign currency exchange translation adjustment				(24)

Comprehensive loss

Balance, December 31, 2000	30	48,249	(27,268)	(580)	—
Stock issued under stock plans (326,203 shares)	1	736
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)		227
Net loss			(9,894)
Foreign currency exchange translation adjustment				77

Comprehensive loss

Balance, December 31, 2001	31	49,212	(37,162)	(503)	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NOTES
	RECEIVABLE
	FROM STOCK
	PURCHASE	TREASURY
	AGREEMENTS	STOCK	TOTAL

Balance, December 31, 1998	$—	$(933)	$29,575

Stock option income tax benefit			921
Stock issued for purchase of Cosource.com (148,571 shares)			640
Stock issued under stock plans (749,391 shares)			2,426
Issuance of restricted stock			—
Repurchase of common stock (27,500 shares)		(144)	(144)
Net income			2,380
Foreign currency exchange translation adjustment			(85)

Comprehensive income			2,295

Balance, December 31, 1999	—	(1,077)	35,713
Stock issued under stock plans (188,591 shares)			1,184
Issuance of restricted stock (256,002 shares)	(1,120)		—
Amortization of unearned compensation			273
Forfeiture of restricted stock			—
Net loss			(18,912)
Foreign currency exchange translation adjustment			(24)

Comprehensive loss			(18,936)

Balance, December 31, 2000	(1,120)	(1,077)	18,234
Stock issued under stock plans (326,203 shares)			737
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)			227
Net loss			(9,894)
Foreign currency exchange translation adjustment			77

Comprehensive loss			(9,817)

Balance, December 31, 2001	(1,120)	(1,077)	9,381

See accompanying Notes to Consolidated Financial Statements.

Applix, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
( in thousands)

Years ended December 31,	2001	2000	1999

Operating activities
Net income (loss)	$(9,894)	$(18,912)	$2,380
Adjustments to reconcile net income (loss) to net cash provided by (used for ) operating activities:
Depreciation	1,410	2,032	1,633
Amortization	1,086	1,330	862
(Gain) loss on sale of discontinued operation	(1,081)	3,238	—
Write-off of impaired investment	1,250	—	—
Non-cash restructuring charges	92	—	—
Non-cash stock compensation expense	30	573	—
Provision for doubtful accounts	49	344	—
Deferred tax asset	—	3,001	(406)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,635	(1,214)	61
(Increase) decrease in other assets	566	864	(1,165)
Increase in restricted cash	(1,050)	—	—
Increase (decrease) in accounts payable	(540)	433	592
Increase (decrease) in accrued liabilities	(2,021)	381	61
Increase in other liabilities	195	—	—
Increase (decrease) in deferred revenue	1,491	(1,042)	705
Increase in accrued discontinued operations	196	—	—

Cash (used in) provided by operating activities	(3,586)	(8,972)	4,723

Investing activities
Property and equipment expenditures	(856)	(2,655)	(1,709)
Capitalized software costs	(844)	(1,803)	(784)
Payment for disposition of subsidiary	(100)	—	—
Net proceeds from sale of discontinued operation	1,300	—	—
Payments for acquisition, net of cash acquired	(1,733)	—	(1,197)
Purchase of short-term investments	—	(31,715)	(41,000)
Maturities of short-term investments	—	46,870	29,885

Cash provided by (used in) investing	(2,233)	10,697	(14,805)

Financing activities
Proceeds from issuance of stock under stock plans	737	1,184	3,346
Purchase of common stock	—	—	(144)
Payment on notes payable	—	(660)	—
Proceeds from factoring of receivables	729	—	—
Principal payments under capital lease obligations	—	—	(118)

Cash provided by financing activities	1,466	524	3,084

Effect of exchange rate changes on cash	35	(24)	(85)

Net increase (decrease) in cash and cash equivalents	(4,318)	2,225	(7,083)

Cash and cash equivalents at beginning of period	12,546	10,321	17,404

Cash and cash equivalents at end of period	$8,228	$12,546	$10,321

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$311	$110	$312
Stock issued in exchange for stockholder notes	$—	$1,120	$—
Stock issued for acquisition of Dynamic Decision Pty	$227	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Applix, Inc.
Notes to Consolidated Financial Statements

1.   NATURE OF BUSINESS

     Applix, Inc. (“Applix” or the “Company”) develops, markets and supports a suite of Internet-based software applications. The Company has one principal business segment, its customer analytics and business planning software segment, which is reported as continuing operations. The Company provides customer relationship management and business planning software that enables customers to automate their front office business operations, including customer relationship management and business planning. On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented.

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2001, the Company had an accumulated deficit of $37.2 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the year towards decreasing operating losses on a quarterly sequential basis. Additionally, the Company improved its fourth quarter 2001 cash flow and improved its cash position at December 31, 2001. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. In addition, borrowings under the Company’s credit facilities are dependent upon adequate borrowings base and the maintenance of certain financial covenants, which may limit the availability of borrowing. The Company does not currently anticipate the need to draw down on the two revolving credit lines for its working capital needs. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Applix, Inc. and all of its wholly owned subsidiaries. Upon consolidation all significant intercompany accounts and transactions are eliminated.

Revenue Recognition

     The Company derives its revenues from licenses of its software products and from services the Company provides to its customers. Revenue from software licensing and services fees is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     The Company’s software arrangements may contain multiple elements, such as software products, services and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenue from training, consulting and implementation services is recognized as the services are performed. Revenue for PCS under software maintenance arrangements is recognized ratably over the term of the arrangement, generally one year. Revenue for license renewals is recognized when all the criteria under SOP 97-2 have been met.

Cash and Cash Equivalents

     The Company considers highly liquid investments with maturities of less than 90 days at time of acquisition to be cash equivalents. The Company’s investment portfolio consists of cash equivalents placed with institutions, which management believes to be of high credit quality. Cash equivalents consist of money market instruments, which are designated as available for sale securities and are carried at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Cash equivalents totaled $1,166,000 and $8,471,000 at December 31, 2001 and 2000 respectively. Restricted cash of $1,050,000 represents required collateral on a certain operating lease. The restricted cash will be released to the Company ratably over the term of the lease agreement.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

Concentrations of Credit Risk

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade receivables. The Company maintains cash, cash equivalents and investment with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

     The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Reserves are provided for estimated amounts of accounts receivable that may not be collected.

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

	Estimated
	Useful Life
Asset Type	(In years)

Office furniture	6
Leasehold improvement	5	(or life of lease, whichever is shorter)
Equipment	3
Computer equipment	3
Software	2

Capitalized Software Costs

     Costs related to research, design and development of computer software are charged to research and development expense as incurred. The Company capitalizes eligible software costs incurred between the time that the product’s technological feasibility is established and the general release of the product to customers. Such capitalized costs are then amortized on a product-by-product basis generally over one to two years.

     The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of factors including demand for a product, operating results, business plans, and economic projections. In addition, the Company’s evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management’s market emphasis.

     Amortization expense totaled $712,000, $983,000, and $797,000 for the years ended December 31, 2001, 2000, 1999, respectively, and is included in the cost of software license revenue.

Impairment of Long-Lived Assets

     The Company evaluates the net realizable value of long-lived assets, including goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances are identified by a number of factors including a significant decrease in demand for a product related to an asset, history of operating cash flow losses, operating results, business plans, and economic projections. In addition, the Company’s evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management’s market emphasis. Management believes that no such events have occurred.

     The Company uses the undiscounted cash flow method to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value, as determined based upon discounted cash flows. The rates that would be

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors.

Income Taxes

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Computation of Net Income (Loss) Per Common Share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Potentially dilutive common shares consist of stock options. The diluted computations do not include common stock equivalents for the years ended December 31, 2001, 2000 and 1999, as their inclusion would have been antidilutive. For the years ended December 31, 2001, 2000 and 1999, the Company excluded dilutive potential common shares of 142,029, 1,034,000 and 1,391,000, respectively, from its calculation of income (loss) per share. The Company has an additional 3,519,571 and 2,069,182 of antidilutive common stock equivalents for the years ended December 31, 2001 and 2000, respectively, which would not be included in the fully dilutive calculation of income (loss) per share had the Company reported net income as the stock option exercise price exceeded the average market price for the respective periods.

Translation of Foreign Currencies

     The functional currency for all of the locations in which the Company has a foreign operation is the applicable local currency. Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange. Revenues and expenses are translated at average exchange rates during the period. The resulting translation adjustments are included in other comprehensive income. Transaction gains and losses that arise from exchange rate changes included in income are immaterial for all periods presented.

     The Company uses foreign currency forward contracts to mitigate the effects of exchange rate changes on intercompany balances and amounts denominated in a currency other than the functional currency of the respective subsidiary. Such exposures result from the portion of the Company’s operations, assets and liabilities are in currencies other than the US dollar, primarily the Netherlands Guilders, Germany Deutsche Marks, United Kingdom Pounds, Switzerland Francs and Australia Dollars as of December 31, 2001. These foreign exchange contracts are entered into in the ordinary course of business, and accordingly, are not speculative in nature. The Company typically hedges intercompany and receivable balances for a 90-day period. In accordance with FAS 133, as defined below, the changes in the fair value of these undesignated hedges are recognized in the statement of operations immediately as an offset to the changes in fair value of the asset or liability being hedged. For the years ended December 31, 2001, 2000 and 1999, the impact to the Company’s statements of operations was not material. The estimated fair value of foreign currency forward contracts is based on the difference between the foreign currency contract rate and period-end rate. At December 31, 2001 and 2000, the fair value of the Company’s outstanding foreign currency forward contracts was not material to the Company’s financial position.

Comprehensive Income

     Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments.

Advertising Expense

     Advertising costs are expensed as incurred. Advertising expense was $485,000 in 2001, $442,000 in 2000 and $244,000 in 1999.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for the stock options grants.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and intangible assets, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

Reclassifications

     Certain prior year financial statement items have been reclassified to conform to the current year’s presentation.

Effect of Recent Accounting Pronouncements

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted FAS 133 on January 1, 2001, which did not result in a material impact to its consolidated financial position or results of operations.

     In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of Statement of Financial Accounting Standards No. 125 (FAS 125). FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted FAS No. 140 on April 1, 2001, which did not result in a material impact to its consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria for recognizing intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to adopt FAS 142 on January 1, 2002, and is currently in the process of evaluating the impact that FAS 142 will have on its consolidated financial position and results of operations.

     In June 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of fiscal 2003, and the Company does not believe that the adoption of FAS 143 will have a material effect on its financial position or results of operations.

     In August 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.” The Company is required to adopt FAS 144 in the first quarter of fiscal 2002 and the Company has not yet determined what effect, if any, the adoption of FAS 144 will have on its financial position and results of operations.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

3.   DISCONTINUED OPERATION

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001, 2000 and 1999 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at December 31, 2001 and 2000 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities.

     At December 31, 2000, the estimated net losses associated with the disposition of the VistaSource business were approximately $3,605,000. These losses included approximately $367,000 in losses from operations for the period from January 1, 2000 through the measurement date of December 17, 2000, $2,200,000 relating to the removal of the net assets of the VistaSource business, $1,100,000 in estimated losses from operations from the measurement date through the estimated date of disposal and $1,300,000 in provisions for employee severance and benefits, transaction costs, bank fees and other contractual commitments. These losses were partially offset by proceeds of $1,300,000 received from the divestiture.

     The VistaSource business generated a loss from its operations of $870,000 in the first quarter of 2001 (through the date of disposal) compared to the estimated $1,100,000 loss recognized at December 31, 2000. After adjustments for the actual results of operations of the VistaSource business through the date of disposal, changes in net assets delivered at closing and changes in estimates of certain obligations, the net loss on the disposal was approximately $2,524,000.

     On March 30, 2001 the Company closed the sale of the VistaSource business and received the purchase price of $1,300,000. For the twelve months ended December 31, 2001, the Company has recognized a gain of $1,081,000 for discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business compared to previous estimates. The reserve balance for the estimated costs associated with the disposition as of December 31, 2001 was $182,000, consisting primarily of severance costs.

     Summary operating results and balance sheet information of the discontinued operation are as follows (in thousands):

	2001	2000	1999

Operating Results:
Revenue	$1,666	$10,250	$18,970
Income (loss) before income taxes	(870)	(304)	10,370
Net income (loss)	(870)	(367)	6,631
Balance sheet information:
Accounts receivable, less allowance for doubtful accounts of $200 and $0 for 2000 and 1999, respectively	$—	$3,159	$4,178
Other current assets	—	200	302
Property and equipment, less accumulated depreciation of $602 and $243 for 2000 and 1999, respectively	—	1,218	646
Capitalized software, less accumulated amortization of $425 and $1,557 for 2000 and 1999, respectively	—	367	165
Intangible assets, less accumulated amortization of $220 and $18 for 2000 and 1999, respectively	—	1,098	1,300
Accounts payable	—	(254)	(216)
Accrued liabilities	(182)	(985)	(588)
Deferred revenue	—	(2,632)	(2,858)
Note payable, current portion	—	—	(358)
Note payable, noncurrent portion	—	—	(1,080)
Accrued loss on disposal	—	(3,238)	—

Net assets (liabilities) of discontinued operation	$(182)	$(1,067)	$1,491

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

4.    ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2001 and 2000 consisted of the following (in thousands):

	2001	2000

Income taxes	$938	$1,240
Sales and value added taxes	1,278	1,777
Accrued compensation and benefits	2,524	2,463
Restructuring	766	—
Other	1,210	1,665

Total	$6,716	$7,145

5.    INCOME TAXES

     Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2001	2000	1999

Domestic	$(11,617)	$(12,831)	$(7,330)
Foreign	1,200	1,107	737

Total	$(10,417)	$(11,724)	$(6,593)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:

Federal and state	$77	$16	$(2,859)
Foreign	481	566	207

Total Current	558	582	(2,652)

Deferred:
Federal and state	—	(4,831)	215
Foreign	—	—	95
Change in valuation allowance	—	7,832	—

Total Deferred	—	3,001	310

Total income tax provision	$558	$3,583	$(2,342)

     The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2001	2000	1999

Net operating loss carryforwards	$10,861	$5,066	$616
Deferred revenue	264	719	243
Accounts receivable	505	607	193
Accrued expenses	392	135	53
Vacation and benefits	254	549	776
Software/fixed assets	434	49	325
Tax credit carryforwards	1,752	1,297	795
Valuation allowance	(14,462)	(8,422)	—

NET DEFERRED TAX ASSET	$—	$—	$3,001

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

     The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2001	2000	1999

U.S. federal statutory rate	$(3,541)	$(3,986)	$(2,241)
State and foreign tax provision, net	(602)	(589)	(194)
Research and experimentation tax credit	—	(211)	(237)
Permanent items	185	512	195
Other	43	25	135
Unbenefitted losses	4,473	7,832	—

TAX PROVISION	$558	$3,583	$(2,342)

     The Company had net operating loss carryforwards of approximately $26,900,000 and $11,800,000 at December 31, 2001 and 2000, respectively. The Company also has federal research tax credits of approximately $1,100,000 and $1,300,000 at December 31, 2001 and 2000, respectively. These net operating loss carryforwards and credits expire in various amounts through 2021.

     A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company established a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization. The valuation allowance increased by $6,040,000 during 2001, primarily due to the increase in net operating loss carryforwards.

     Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 would be allocated as follows (in thousands):

Reported in the statement of operations	$12,102
Reported in capital in excess of par	2,360

$14,462

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company’s value prior to an ownership change.

6.    COMMITMENTS

     The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through April 2010. Total rent expense was $2,360,000, $2,095,000 and $1,846,000 for 2001, 2000 and 1999, respectively. The following is a schedule of future minimum lease payments at December 31, 2001 (in thousands):

2002	$2,550
2003	2,407
2004	2,139
2005	2,014
2006	1,796
2007 and thereafter	11,674

Total minimum lease payments	$22,580

     The Company’s office lease for its headquarters has an original 12 year term, which will expire in November 2013, with one five year option to extend the term.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

7.    STOCKHOLDERS’ EQUITY

Preferred Stock

     The Company has 1,000,000 authorized shares of Preferred Stock, $0.01 per value per share. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. As of December 31, 2001, none of the preferred stock was issued and outstanding.

Common Stock Purchase Rights

     On September 15, 2000, the Board of Directors of the Company declared a dividend of one right for each outstanding share of the Company’s common stock at the close of business on October 2, 2000. Under certain circumstances, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”), at a purchase price of $42.00 in cash, subject to adjustment.

     The rights are not exercisable and cannot be transferred separately from the common stock until the earlier of (i) 10 business days following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired (or obtained the right to acquire) beneficial ownership of 15% or more of the outstanding shares of common stock or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such (the “Stock Acquisition Date”), or (ii) 10 business days (or such later date as may be determined by the Board of Directors of the Company) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock (the earlier of (i) and (ii) being the “Distribution Date”).

     In the event that any person becomes an Acquiring Person, unless the event causing the 15% threshold to be crossed is a Permitted Offer (as defined in the Rights Agreement), each holder of a right, with certain exceptions, shall have the right to receive, upon exercise, in lieu of the Preferred Stock, that number of shares of common stock (or in certain circumstances, cash, property or other securities of the Company) that equals the exercise price of the right divided by 50% of the current market price (as defined in the Rights Agreement) per share of common stock at the date of the occurrence of such event. However, the rights are not exercisable following such event until the time that the rights are no longer redeemable by the Company as described below. Notwithstanding the foregoing, following such event, all rights that are, or (under certain circumstances specified in the Rights Agreement), were, beneficially owned by any Acquiring Person will be null and void. Following such event, subject to certain conditions, the Board of Directors of the Company may exchange the Rights (other than rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one share of common stock, or one one-thousandth of a share of Preferred Stock, per right, subject to adjustment.

     In the event that, at any time after any person becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding common stock are not changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company that equals the exercise price of the right divided by 50% of the current market price (as defined in the Rights Agreement) of such common stock at the date of the occurrence of the event.

     The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors of the Company. The rights expire on September 18, 2010 (the “Final Expiration Date”), but may be redeemed by the Company in whole, but not in part, for $0.001 per right (the “Redemption Price”), payable in cash or stock, at any time prior to (i) the tenth business day after the Stock Acquisition Date, or (ii) the Final Expiration Date. Immediately upon the action of the Board of Directors of the Company ordering redemption of the rights, the rights will terminate and the only right of the holders of the rights will be to receive the Redemption Price. The rights may also be redeemable following certain other circumstances specified in the Rights Agreement. Rights shall be issued (i) in respect of each new share of common stock issued after October 2, 2000 but prior to the earlier of the Distribution Date or the Expiration Date and (ii) in connection with the issuance or sale of common stock following the Distribution Date but prior to the Expiration Date upon the exercise of stock options or under any employee benefit plan or arrangement, or upon the exercise, conversion or exchange of securities, granted or issued by the Company prior to the Distribution Date.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

Stock Option Plans

     In 1994, the stockholders approved the 1994 Equity Incentive Plan of the Company (the “Equity Plan”). As the result of several amendments, the Equity Plan authorizes the issuance of options to purchase up to 5,490,157 shares of common stock. The Equity Plan enables the Company to make awards of restricted common stock and to grant options to purchase common stock to employees, officers or directors of and consultants to the Company. Restricted stock awards entitle the recipient to purchase common stock from the Company under terms, which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the common stock subject to the award upon the termination of the recipient’s employment or other relationship with the Company. Stock options entitle the optionee to purchase common stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of common stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, the incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date. To date, no restricted stock awards have been granted under the Equity Plan.

     The Company also has a 1984 Stock Option Plan (the “Option Plan”) for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options were issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant. The exercise price of the stock options and the terms of exercise for all options granted were determined by the Board of Directors. Generally, stock options granted under the Option Plan vest over a four or five-year period.

     In 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Director Stock Option Plan (the “Director Plan”). The Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant. Each option granted pursuant to the Director Plan becomes exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date.

     In 1996, the Board of Directors adopted the 1996 Sinper Stock Option Plan (the “Sinper Plan”). The purpose of this plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees of Sinper Corporation (Sinper), which became a wholly owned subsidiary of the Company pursuant to terms of the Agreement and Plan of Merger among the Company, Applix Acquisition Corporation and Sinper. The Sinper Plan is administered by the Board of Directors of the Company. Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant. No additional options will be granted under the Sinper Plan.

     In 1999, the Board of Directors adopted, and the stockholders approved, the 2000 Director Stock Option Plan (the “2000 Director Plan”). The 2000 Director Plan provides for the grant of non-statutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company’s common stock may be issued upon the exercise of options granted under the 2000 Director Plan. Any shares subject to options granted pursuant to the 2000 Director Plan which terminate or expire unexercised will be available for future grants under the 2000 Director Plan. The 2000 Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 2000 Director Plan, the stock options must be granted with an exercise price of no less than the fair market value of the stock on the date of grant.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

     The 2000 Director Plan provides for the automatic grant of stock options under the following circumstances: (i) an option for 1,500 shares of common stock was automatically granted to each non-employee Director upon the approval of the 2000 Director Plan by the stockholders of the Company, (ii) an option for 10,000 shares of common stock will automatically be granted to each non-employee Director who is initially elected to the Board of Directors after the approval of the 2000 Director Plan by the stockholders of the Company, upon his or her initial election to the Board of Directors (an “Election Grant”); and (iii) on January 1 of each year (beginning January 1, 2001), an option for 4,000 shares of common stock will automatically be granted to each non-employee Director, provided he or she attended at least 75% of the meetings of the Board of Directors or any committees on which he or she served in the preceding year. Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2000 Director Plan.

     Information with respect to activity under the stock option plans is as shown below:

		Options Outstanding

	Available		Weighted Average
	for Grant	Number	Exercise Price

Balance at December 31, 1998	308,842	2,342,673	$3.90
Additional authorized	500,000	—	—
Expiration of options under the 1984 and Sinper Plan	(8,093)	—	—
Option granted	(1,013,400)	1,013,400	$5.78
Option exercised	—	(559,292)	$3.29
Options cancelled	495,179	(495,179)	$4.67

Balance at December 31, 1999	282,528	2,301,602	$4.82

Additional authorized	1,550,000	—	—
Stock issued	(256,002)	—	—
Expiration of options under 1984 Plan	(202)	—	—
Options granted	(1,451,080)	1,451,080	$10.08
Options exercised	—	(117,826)	$16.13
Options cancelled	531,674	(531,674)	$3.56

Balance at December 31, 2000	656,918	3,103,182	$6.97

Additional authorized	1,000,000	—	—
Stock issued	(35,000)	—	—
Expiration of options under 1984 Plan and Sinper Plan	(7,328)	—	—
Options granted	(1,880,301)	1,880,301	$1.90
Options exercised	—	(66,241)	$3.06
Options cancelled	1,255,642	(1,255,642)	$6.74

Balance at December 31, 2001	989,931	3,661,600	$4.52

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

     Related information for options outstanding and exercisable as of December 31, 2001 under the stock option plans is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.61-$0.99	171,000	6.75	$0.74	—	—
$1.00-$1.65	468,455	6.37	$1.39	11,404	$1.35
$1.66-$2.91	951,006	6.38	$2.15	94,686	$2.39
$2.92-$4.88	945,252	3.18	$3.57	813,946	$3.50
$4.89-$9.88	670,620	4.19	$5.98	392,346	$5.93
$9.89-$17.75	437,962	5.04	$13.53	183,746	$13.42
$17.76-$24.06	9,805	4.94	$18.18	9,180	$18.19
$24.07-$34.75	7,500	1.35	$34.75	7,500	$34.75

	3,661,600	4.99	$4.52	1,512,808	$5.49

     At December 31, 2001, 4,651,531 shares of common stock were reserved for future issuance under the stock plans.

Stock-Based Compensation

     As permitted under Statement of Financial Accounting Standards No. 123, (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards.

     Pro forma information regarding net income and earnings per share is required by FAS 123 for awards granted after October 28, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes options pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	2001	2000	1999

Expected life (years)	5	5	5
Expected stock price volatility	96.0%	95.2%	94.9%
Risk free interest rate	4.72%	6.42%	5.18%

     Using the above assumption the weighted average grant date fair values for options granted were $1.42, $7.70 and $4.46 in 2001, 2000 and 1999, respectively.

     As required under FAS 123, the reported net loss and diluted loss per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	2001	2000	1999

Pro forma net loss	$(11,931)	$(22,514)	$773
Pro forma loss per share	$(1.01)	$(2.00)	$0.07

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

     The Company established its Employee Stock Purchase Plan during 1995 (1995 Plan), allowing eligible employees to purchase common stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. On February 26, 2001, the Board of Directors adopted, and on May 4, 2001, the stockholders approved the Company’s Employee Stock Purchase Plan (2001 Plan), which authorized the issuance of up to 800,000 shares of common stock and has generally the same terms as the 1995 Plan. Employees purchased 224,962 shares in 2001, of which 124,958 shares were issued under the 2001 Plan and 100,004 shares were issued under the 1995 Plan. During 2000, 70,765 shares were issued under the 1995 Plan. At December 31, 2001, 681,805 shares were available for issuance under the 2001 Plan.

Notes Receivable from Stock Purchase Agreements

     In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchase was funded by loans evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest is calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the stockholder sells any shares prior to July 31, 2005, the net proceeds from such sale shall become immediately due and payable without notice or demand. In the event the executive leaves the Company, the loan is due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate amount of the notes totaled $1,120,000 at December 31, 2001 and 2000. These loans, which are shown as a deduction to Stockholders’ equity, are secured by the common stock purchased.

8.    EMPLOYEE BENEFIT PLAN

     Applix has a defined contribution plan (401(k)) in which all full time employees are eligible to participate once they have reached the age of 21. Employee and employer contributions vest immediately. The Company may make discretionary contributions to the plan as determined by the Board of Directors. The Company’s matching contribution to the plan was $205,000, $267,000, and $225,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.    MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATIONS

     As a result of the Vistasource disposition, the Company had only one operating segment at December 31, 2001. Accordingly, the Company has restated the historical segment data to exclude the Vistasource business unit, for which the segment data is included in Note 3.

     The Company operates in three major geographic areas. The following geographic area data include sales based upon the location from which the sale was made. Based on the structure of the Company’s operations to achieve consolidated objectives, there are significant interdependencies and overlaps for each geographic area, and long-lived assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating entities were independent of one another.

     A summary of the Company’s operations by geographic locations for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

Geographic Segment Information	2001	2000	1999

Revenue from continuing operations
United States	$15,054	$14,065	$12,714
Europe	20,865	23,019	22,508
Pacific Rim	4,384	3,155	1,649

Total revenue from continuing operations	$40,303	$40,239	$36,871

Revenue from discontinued operations
United States	$—	5,738	10,075
Europe	—	4,512	8,895
Pacific Rim	—	—	—

Total revenue from discontinued operations	$—	$10,250	$18,970

Long-lived Assets
United States	$2,999	$4,544	$7,613
Europe	778	1,082	725
Pacific Rim	2,225	—	—

Total long-lived assets	$6,002	$5,626	$8,338

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

10.    ACQUISITIONS

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer base, of $1,500,000 was recorded based on the fair value of the asset at the time of acquisition and will be amortized on a straight–line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 has been recorded as goodwill, and has been amortized on a straight-line basis over its estimated useful life of six years.

     Of the cash portion of the purchase price, $5,150,000 is payable in installments over a maximum of 30 months beginning on July 1, 2001. As of December 31, 2001, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price. The remaining amount of $3,883,000 is contingent upon the continued employment of two key executives of Dynamic Decisions, and will be accounted for as compensation expense. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the years ended December 31, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

	TWELVE MONTHS ENDED
(in thousands, except for per share amounts)	December 31 (UNAUDITED)

	2001	2000

Revenue	$40,878	$43,311
Net income (loss)	$(9,543)	$(17,059)
Total basic and diluted earning (loss) per share	$(0.80)	$(1.52)

     On December 10, 1999, the Company acquired Cosource.com for an aggregate cost of $4,300,000 consisting of cash of $480,000, stock valued at $2,100,000, promissory notes for $1,400,000 and the estimated acquisition costs of approximately $250,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Cosource.com and the results of its operations have been included in the 1999 financial statements of the Company since the date of the acquisition. The notes payable were expected to be paid in eight equal installments over a four-year period at a 5% annual interest rate. $1,400,000 of the stock issued was expected to vest in eight equal installments over a four-year period. The notes payable and the stock were contingent on the continued employment during that period of two key employees and were therefore recorded as unearned compensation. In 2000, these two key employees left the Company. As a result, the Company repurchased the stock which had not yet vested, and the Company’s obligation to make further payment on the notes terminated. Accordingly, the items related to the unearned compensation and notes payable have been removed from the balance sheet in 2000. The purchase resulted in $1,300,000 in goodwill, various other intangible assets, which were being amortized over a seven-year period from the acquisition date. The unamortized balance of the intangible assets of $1,098,000 is included in the calculation of the loss on disposal of VistaSource .

11.    RESTRUCTURING EXPENSES

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. Payments made for severance during the year totaled $437,000 resulting in a remaining accrued severance balance of $12,000 at December 31, 2001.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide through headcount reductions. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. Payments for severance during the year totaled $290,000, resulting in a remaining accrued severance balance of $58,000 at December 31, 2001.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

     In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000. The components of the fourth quarter charge, as well as the Company’s payments made against accruals is detailed as follows:

			Balance at
Cash charges	Charges incurred	Payment made	December 31, 2001

Cash Charges
Work force reduction	$363,000	$(52,000)	$311,000
Office closures	274,000	—	274,000
Other contractual obligations	111,000	—	111,000

Subtotal	748,000	(52,000)	696,000

Non-cash charges
Impaired assets	92,000	—	—

Total	$840,000	$(52,000)	$696,000

12.    RESTRICTED CASH

     On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in connection with executing an agreement to lease certain office space. The irrevocable standby letter of credit is collateralized by a restricted cash deposit of $1,050,000. The funds can be drawn down over the term of the lease, provided the Company has not defaulted on the office lease. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 will be reduced starting the first day of the second lease year as follows:

Reduction Amount

Second lease year (December 31, 2002)	$116,667
Third lease year (December 31, 2003)	$116,667
Fourth lease year (December 31, 2004)	$175,001
Fifth lease year (December 31, 2005)	$233,330
Sixth lease year (December 31, 2006)	$283,335

     At the end of the sixth year, the Company can reduce the letter of credit to $125,000 or substitute $125,000 in cash in lieu of the Letter of Credit.

Applix, Inc.
Notes to Consolidated Financial Statements (continued)

13.    NON-RECOURSE RECEIVABLE SALE

     The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the Purchase Arrangement in the amount of $729,000.

     In accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $361,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at December 31, 2001. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $368,000 has been recorded as a financing transaction and recognized as a liability at December 31, 2001. This amount is expected to be repaid by the Company to the bank during 2002.

14.    IMPAIRMENT OF INVESTMENT

     In December 2001, the Company determined that its cost-based investment in TurboLinux, Inc. (“TurboLinux”) of $1,250,000 was impaired. This assessment was based on the Company’s review of TurboLinux’s operating results and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its estimated net realizable value of zero.

15.    BANK CREDIT FACILITIES

     The Company has two secured revolving credit facilities, providing for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The first facility has an interest rate of prime plus 1.25% and is in the aggregate principal amount of up to the lesser of (i) $2,500,000 and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility has an interest rate of prime plus 1.00% and is in the aggregate principal amount of up to the lesser of (i) $2,500,000 and (ii) an amount based upon a percentage of the Company’s qualifying foreign accounts receivable. This second facility is guaranteed by the Export-Import Bank of the United States (“EXIM Bank”) and includes certain additional obligations of the Company in favor of EXIM Bank. The obligations of the Company to SVB are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of the Company and such subsidiaries. Because the Company has not yet satisfied certain conditions precedent, covenants and other requirements, the Company currently has no availability to borrow or receive other financial accommodations under either of the credit facilities. The facilities expire on December 5, 2002.

16.    SUBSEQUENT EVENT

     On February 8, 2002, a customer of the Company’s divested business unit filed a claim in Germany against the Company’s German subsidiary, Veriteam GmbH. The claim alleges a breach of contract pertaining to software sold and implemented by the divested business unit on behalf of the Company. The customer is seeking repayment for the cost of the software and related services for approximately $800,000. The Company has answered the customer’s claim, denying the claim’s allegations. Due to the early nature of the claim, the Company has been unable to fully assess the likely outcome of the claim, however, the Company intends to vigorously defend its position and believes the claim lacks substantial merit.

Schedule II — Valuation and Qualifying Accounts for the Year ended December 31, 2001.

	Balance at	Additions
	beginning	Charges to cost	Charges to	Balance at
	of year	and expenses	accounts	end of year

2001
Allowance for accounts receivable	1,397,000	316,000	267,000	1,446,000

EXHIBIT INDEX

     The Exhibits filed as a part of this Annual Report on Form 10-K are the following:

3.1(1)	—	Restated Articles of Organization.

3.2(1)	—	By-laws.

4.1(2)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.1(1)+	—	Applix, Inc. 1994 Equity Incentive Plan.

10.2(1)+	—	Applix, Inc. 1984 Stock Option Plan.

10.3(3)+	—	Applix, Inc. 2000 Director Stock Option Plan.

10.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10.5(5)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10.6+(5)	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.

10.7(7)	—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001.

10.8(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10.9(6)+	—	Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy, dated July 3, 2001.

10.10(7)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.

10.11(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Alan Goldsworthy.

10.12(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Ed Terino.

10.13(5)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.

10.14	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.

10.15	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.

10.16	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.

10.17	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of PricewaterhouseCoopers LLP.

1.	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 33-85688).

2.	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated September 20, 2000.

3.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 30, 2000.

4.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

5.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

+	Management contract or compensatory plan.