Form 10-Q
period 2002-03-31
APPLIX INC /MA/
filed 2002-05-15
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-25040

APPLIX, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2781676

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

289 Turnpike Road, Westborough, Massachusetts 01581
(Address of principal executive offices)

(508) 870-0300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

         As of May 6, 2002, there were 12,186,106 shares of the Registrant’s common stock, $0.0025 par value, outstanding.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2002

Page No.

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	28

Signature	29

         Applix iTM1, Applix iEnterprise, Applix iCustomersight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

         Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operation results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “ will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Risk Factors”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
( in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$8,320	$8,228

Accounts receivable, less allowance for doubtful accounts of $1,462 and $1,446	7,013	7,202

Prepaid expenses and other current assets	1,834	1,672

Total current assets	17,167	17,102

Restricted cash	1,050	1,050

Property and equipment, at cost:	14,439	14,251

Less accumulated amortization and depreciation	(11,954)	(11,722)

	2,485	2,529

Capitalized software costs, net of accumulated amortization of $1,796 and $1,598	1,590	1,042

Goodwill, net of accumulated amortization of $1,084	1,117	1,117

Intangible assets net of accumulated amortization of $250 and $186	1,250	1,314

Other assets	791	784

Total assets	$25,450	$24,938

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,720	$2,137

Accrued expenses	6,409	6,898

Deferred revenue	7,275	5,813

Total current liabilities	15,404	14,848

Long term liabilities	614	709

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—

Common stock, $.0025 par value; 30,000,000 shares authorized; 12,468,598 and 12,320,096 shares issued	31	31

Additional paid in capital	49,404	49,212

Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)

Accumulated deficit	(37,256)	(37,162)

Accumulated other comprehensive loss	(550)	(503)

Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	9,432	9,381

Total liabilities and stockholders’ equity	$25,450	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
( in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2002	2001

Revenues:

Software license	$4,379	$5,814

Professional services and maintenance	4,904	5,513

Total revenues	9,283	11,327

Cost of revenues:

Software license	774	491

Professional services and maintenance	2,188	3,968

Total cost of revenues	2,962	4,459

Gross margin	6,321	6,868

Operating expenses:

Product development	1,081	2,108

Sales and marketing	3,416	7,015

General and administrative	1,372	1,144

Compensation expenses related to acquisition (Note 6)	517	—

Total operating expenses	6,386	10,267

Operating loss	(65)	(3,399)

Interest and other income, net	35	133

Loss from continuing operations before income taxes	(30)	(3,266)

Provision for income taxes	64	44

Loss from continuing operations	(94)	(3,310)

Discontinued operations	—	718

Net loss	$(94)	$(2,592)

Net income (loss) per share, basic and diluted

Continuing operations	$(0.01)	$(0.28)

Discontinuing operations	—	0.06

Total loss per share	$(0.01)	$(0.22)

Weighted average number of basic and diluted shares outstanding	12,115	11,689

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
( in thousands)
(unaudited)

	Three Month Ended
	March 31,
	2002	2001

Cash flows from operating activities:

Net loss	$(94)	$(2,592)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	232	154

Amortization	262	241

Provision for doubtful accounts	16	53

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(270)	(199)

(Increase) decrease in other assets	(176)	263

Increase (decrease) in accounts payable	(417)	684

(Decrease) in accrued liabilities	(690)	(1,473)

Increase in deferred revenue	1,462	942

Cash (used in) provided by operating activities	325	(1,927)

Cash flows from investing activities:

Property and equipment expenditures	(188)	(40)

Capitalized software costs	(746)	(175)

Cash received from purchase of Dynamic Decisions Pty Limited	—	17

Net proceeds from sale of discontinued operation	—	1,300

Cash provided by (used in) investing	(934)	1,102

Cash flows form financing activities:

Proceeds from issuance of stock under stock plans	192	526

Proceeds from factoring of receivables	644	—

Cash provided by financing activities	836	526

Effect of exchange rate changes on cash	(135)	(64)

Net increase (decrease) in cash and cash equivalents	92	(363)

Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$8,320	$12,183

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions Pty Limited	$—	$227

Note payable issued for acquisition of Dynamic Decisions Pty Limited	$—	$1,549

See accompanying notes to condensed consolidated financial statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	The Company

         Applix, Inc. (“Applix” or the “Company”) is a global provider of enterprise performance management solutions that include interactive planning, customer relationship management (“CRM”) and analytics and business intelligence. These combined products represent one principal business segment, which Applix reports as its continuing operations. The Company’s iCRM and iTM1 applications are designed and developed to allow businesses to capture information from across the extended enterprise and enable continual marketplace responsiveness. These applications are adaptable, scalable, and real-time and support unique, complex and disparate business processes, providing analysis, planning, measurement and response to changing customer requirements and business dynamics. On March 30, 2001, the Company sold its Vistasource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented. The Company is currently developing a new integrated product known as Applix Integra. Through the Company’s extensive product development efforts, Applix Integra will combine its two existing products lines, Applix iCRM and Applix iTM1, to provide a single analytics solution for both the back-office and front-office to its customers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

         The Company’s software arrangements may contain multiple elements, such as software products, services and post-contract customer support (“PCS”). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a three-month period from date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenue from training, consulting and implementation services is recognized as the services are performed. Revenue for PCS under software maintenance arrangements is recognized ratably over the term of the arrangement, generally one year. Revenue for license renewals is recognized when all the criteria under SOP 97-2 have been met.

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

Intangible Assets and Goodwill

         The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events. SFAS 142 also requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life.

         The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 requires the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed its goodwill and intangible assets for possible reclasses of which there were none and has reviewed the useful lives of its identifiable intangible assets and determined that the originals estimated lives remain appropriate. The Company will evaluate its goodwill for impairment under the provisions of SFAS 142 during the second quarter of 2002, but does expect a material impact on its results of operations or financial position.

         Prior to January 1, 2002, the Company amortized goodwill associated with its acquisitions prior to July 1, 2001 over six years using the straight-line method. Identifiable intangibles (customer relationships) are currently being amortized over six years using the straight-line method.

         In accordance with the adoption of SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The following pro forma information for the three months ended March 31, 2001 presents net loss and loss per share adjusted to exclude goodwill amortization of $32,000 recognized during the period.

(In thousands except per share amounts)
Net Loss:

As reported	$(2,592)

Pro forma	(2,560)

Loss per share — Basic and Diluted:

As reported	$(0.22)

Pro forma	(0.22)

          Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $62,500 and $0 during the three months ended March 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for this intangible asset remaining as of March 31, 2002 are as follows:

Remainder of 2002	$187,500

2003	250,000

2004	250,000

2005	250,000

2006	250,000

2007	62,500

Impairment of Long-Lived Assets

         The Company tests goodwill for impairment in accordance with SFAS 142, which requires goodwill to be tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then complete step two in order to measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount.

         The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 did not have a material impact to the Company's results of operations or financial position. The Company evaluates the net realizable value of long-lived assets when certain events or changes in circumstances are identified by a number of factors, including a significant decrease in demand for a product related to an asset, history of operating cash flow losses, operating results, business plans, and economic projections. In addition, the Company’s evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management’s market emphasis. Management believes that no such events have occurred.

         The Company uses the undiscounted cash flow method to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value, as determined based upon either quoted a market price or discounted cash flows whichever is more appropriate under the circumstances. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors.

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

Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and intangible assets, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

3.	Net Income (Loss) Per Share

         Net income (loss) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders’ by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options.

         For the quarters ended March 31, 2002 and 2001, the Company excluded dilutive potential common shares of 261,225 and 282,665, respectively, from its calculation of net income (loss) per share. The Company had an additional 3,442,232 and 2,972,546 of antidilutive common stock equivalents outstanding for the quarters ended March 31, 2002 and 2001, respectively, which would not be included in the fully dilutive calculation of net income (loss) per share had the Company reported net income as the stock option exercise price exceeded the average market price for the respective periods.

4.	Comprehensive Income or Loss

         Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income or loss includes foreign currency translation adjustments.

	Three Months Ended March 31 (in thousands)

	2002	2001

Net loss	$(94)	$(2,592)

Other comprehensive loss	(47)	(63)

Total comprehensive loss	$(141)	$(2,655)

5.	Segment and Geographical Information

         The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s customer relationship management and analytics and business intelligence applications. Substantially all its revenues result from the licensing of the Company’s software products and related professional services and maintenance services. The Company reviews its financial information, which is presented on a consolidated basis. The financial information is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. The Company considers itself to be in a single industry segment, the licensing, implementation and support of its software products.

6.	Acquisition

         On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000 was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

         Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of March 31, 2002, the Company has paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price and one additional cash payment of $517,000, which has been accounted for as compensation expense within operating expenses as the payment was contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense within operating expense as they are contingent upon future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

          Unaudited pro forma revenue, net income (loss), and net income (loss) per share shown below for the quarter ended March 31, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Three Months Ended
March 31
2001

(Unaudited)

(In thousands, except per share amounts)
Revenue	$11,885

Net income (loss)	$(2,251)

Total basic and diluted net income (loss) per share	$(0.19)

7.	Restructuring Charges

         In 2001, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial positions and to reallocating resources to pursue the Company’s future operating strategies.

         In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. No amounts remain accrued at March 31, 2002.

         In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide through headcount reductions. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. No amounts remain accrued at March 31, 2002.

         In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000 which included $92,000 in non-cash charges relating to impaired assets. The components of the fourth quarter cash charges, as well as the Company’s payments made against accruals are detailed as follows:

			Balance at		Balance at
	Charges	Payments	December 31,	Payments	March 31,
Cash charges	incurred	made	2001	made	2002

Work force reduction	$363,000	$(52,000)	$311,000	$(232,000)	$79,000
Office closures	274,000	—	274,000	(4,000)	270,000
Other contractual obligations	111,000	—	111,000	(4,000)	107,000

Total	$748,000	$(52,000)	$696,000	$(240,000)	$456,000

8.	Discontinued Operation

         In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at March 31, 2002 and December 31, 2001 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations.

9.	Non-recourse Sale of Receivables

         The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about March 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $644,000.

         In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $443,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at March 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $201,000 has been recorded as a financing transaction and recognized as a liability at March 31, 2002.

10.	Commitments and Contingencies

         On February 8, 2002, a customer of the Company’s divested business unit filed a claim in Germany against the Company’s German subsidiary, Veriteam GmbH. The claim alleges a breach of contract pertaining to software sold and implemented by the divested business unit on behalf of the Company. The customer is seeking repayment for the cost of the software and related services of approximately $800,000. The Company has answered the customer’s claim, denying the claim’s allegations. Due to the early nature of the claim, the Company has been unable to fully assess the likely outcome of the claim, however, the Company intends to vigorously defend its position and believes the claim lacks substantial merit.

11.	Restricted Cash

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

         Applix, Inc. (“Applix” or the “Company”) is a global provider of enterprise performance management solutions that include interactive planning, customer relationship management (CRM) and analytics and business intelligence. These combined products represent one principal business segment, which it reports as its continuing operations. The Company’s iCRM and iTM1 applications are designed and developed to capture information from across the extended enterprise and enable continual marketplace responsiveness. The applications are adaptable, scalable, and real-time and support unique, complex and disparate business processes, providing analysis, planning, measurement and response to changing customer requirements and business dynamics.

          The Company’s iCRM and iTM1 applications owe their adaptability to Applix iEnterprise and Applix iTM1 technology platforms that power them. Applix continues to enhance these platforms and the integration between them, in order to continue providing software that best supports companies’ unique, competitive business processes.

         In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at March 31, 2002 and 2001 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities.

         On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000 was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

         Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of March 31, 2001, the Company has paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price and one additional cash payment of $517,000, which has been accounted for as compensation expense within operating expenses as the payment was contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense with operating expense as they are contingent upon the future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

          In December 2001, the Company announced the combination of Applix iCRM and Applix iTM1 as a new integrated product known as Applix Integra, which will provide enterprise-wide workflow within an enabled business planning solution. Applix Integra combines the strengths of the Company’s two product lines and provides the analytics solutions for both the back-office and front-office. Development efforts during the year are expected to result in commercial availability of Applix Integra in 2002. The Company believes the Integra product will make the Company a single-source vendor of an iCRM solution and a customer analytics solutions that relies on a formal integration between two such solution sets.

         The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on expected or known trends or events, historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Capitalized Software Development Costs

         The Company’s policy for capitalized software development costs is to capitalize eligible, design, and development costs relating to its software products incurred between the time that the product’s technological feasibility is established and the general release of the product to customers. This policy requires management to use professional judgment in determining what development costs are eligible and at what point technological feasibility has been reached. Capitalized software development costs are amortized as a cost of software license revenue over the estimated product life, and development costs not capitalized under the policy are classified as a development expense in the same period as incurred. If management determines that the recoverability of these unamortized capitalized software costs is not probable, these costs may require adjustment to their net realizable value, which could affect the results of the reporting period.

Accounting For Cost Based Investments

         The Company has two cost based investments, which had a zero value at March 31, 2002 and December 31, 2001. In assessing potential impairment for cost based investments, the Company considers various factors including but not limited to investees’ financial performance, anticipated funding needs, comparable companies’ performance, and volatility inherent in the external market for these investments. If these factors are not supportive of the carrying value of the investment, the Company may record impairment charges not previously recognized to reflect management’s best estimate of recoverability. With the divestment of its VistaSource business unit, the Company retained a cost based investment in Real-Time International, Inc. that was deemed to have no value at the date of the transaction. The Company also has a cost based investment in TurboLinux, Inc., which was determined to be impaired, resulting in recognition of a $1,250,000 impairment loss in 2001.

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

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and is now required to analyze its goodwill for impairment during the first six months of fiscal 2002, and subsequently on an annual basis thereafter, unless facts or circumstances arise earlier which indicate impairment. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations. The Company will perform its impairment analysis of goodwill for the adoption of SFAS 142 during the second quarter of 2002.

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

Deferred Taxes

         The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2002 and December 31, 2001, the Company’s deferred tax asset was fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made

Results of Continuing Operations For The Three Months Ended March 31, 2002 and 2001

         The following table sets forth the consolidated statement of operations data for the three months ended March 31, 2002 and 2001, expressed as a percentage of total revenues:

	Three months ended

	March 31,	March 31,
	2002	2001

Software license revenue	47.2%	51.3%

Professional services and maintenance	52.8%	48.7%

Total revenue	100.0%	100.0%

Cost of software license revenue	8.3%	4.3%

Cost of professional services and maintenance	23.6%	35.0%

Gross margin	68.1%	60.7%

Operating expenses

Product development	11.6%	18.6%

Sales and marketing	36.8%	61.9%

General and administrative	14.8%	10.1%

Compensation expenses related to acquisition	5.6%	0.0%

Total operating expenses	68.8%	90.6%

Operating loss	(0.7)%	(30.0)%

Interest income, net	0.4%	1.2%

Provision for income taxes	0.7%	0.4%

Net loss for continuing operations	(1.0)%	(29.2)%

Discontinued operations	—	6.3%

Net loss	(1.0)%	(22.9)%

Revenues

         Revenue from continuing operations decreased 18% to $9,283,000 for the quarter ended March 31, 2002 from $11,327,000 for the quarter ended March 31, 2001. Revenues decreased primarily due to a weakening economy, continued slowdown in information technology spending and seasonal weakness in Europe.

Software License

         Software license revenue from continuing operations decreased 25% to $4,379,000 for the three months ended March 31, 2002 from $5,814,000 for the three months ended March 31, 2001 or 47% of total revenue compared to 51% of the total revenue for the three months ended March 31, 2001. Software license revenue decreased primarily due to the progressively weakening economy, and the continued slowdown in information technology spending which in turn led to the Company’s customers delaying their purchasing decisions. Despite these slowdowns during the quarter ended March 31, 2002, the Company continued to increase its customer base with 65 new customers. This represents the highest number of new customers added in the past four quarters.

         Domestic license revenue from continuing operations increased 8% to $2,482,000 for the quarter ended March 31, 2002 from $2,304,000 for the same period in 2001 due to an increase in the number of licenses of the Company’s application sold to new and existing customers.

         International license revenue from continuing operations decreased 46% to $1,897,000 for the quarter ended March 31, 2002 from $3,510,000 for the same period in 2001 primarily due to a greater than expected seasonal weakness in Europe and continued decline in information technology spending world-wide.

         The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARS”), independent distributors and sales agents.

Professional Services and Maintenance

         Professional services and maintenance revenue from continuing operations decreased for the three months ended March 31, 2002 to $4,904,000, or 53% of total revenue, compared to $5,513,000, or 49% of total revenue, for the three months ended March 31, 2001 representing a 11% decrease. For the three months ended March 31, 2002, maintenance revenues increased 33% to $3,379,000 as compared to $2,535,000 for the three months ended March 31, 2001, while consulting and training revenue decreased 49% to $1,525,000 as compared to $2,978,000 for the three months ended March 31, 2001. The increase in maintenance revenue is primarily due to growth in the installed base of customers receiving maintenance and a greater number of customers electing renewal of their maintenance support contracts. The Company expects the maintenance revenue as a component of total professional service and maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers as they choose to extend their maintenance support contracts. The Company expects professional service revenue to decrease as a percentage of total professional services and maintenance revenue due to the Company’s increasing reliance on external consultants as the Company continues to control its costs.

         Domestic service revenue from continuing operations decreased 3% to $1,910,000 for the three months ended March 31, 2002 from $1,965,000 for the three months ended March 31, 2001.

         International service revenues decreased by 16% to $2,994,000 in the three months ended March 31, 2002 from $3,548,000 for the three months ended March 31, 2001.

Cost of Revenues

Cost of Software License Revenue

         Cost of software license revenue consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues was $774,000 for the three months ended March 31, 2002, compared to $491,000 for the three months ended March 31, 2001. As a percentage of software license revenue, cost of software license revenue increased to 18% in the three months ended March 31, 2002, as compared to 8% for the three months ended March 31, 2001. Cost of software license revenue increased in absolute dollars and as a percentage of software license revenue primarily due to increases in amortization of capitalized software costs.

Cost of Professional Services and Maintenance Revenue

         The cost of professional services and maintenance revenue consists primarily of personnel, facilities and system costs incurred to provide consulting, customer support under the maintenance agreements and training. Cost of professional services and maintenance revenue from continuing operations decreased to $2,188,000 for the three months ended March 31, 2002 from $3,968,000 for the three months ended March 31, 2001. As a percentage of professional services and maintenance revenue, these costs were 45% in the first quarter of 2002 as compared to 72% in the first quarter of 2001. Professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 55% for the three months ended March 31, 2002 as compared to 28% for the three months ended March 31, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. This gross margin improvement on maintenance and services is a direct reflection of the Company’s focus on margin improvement and the results of rebalancing the Company’s cost structure.

Operating Expenses

Product Development

         Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be met once it has completed a working model that has met certain performance criteria. Product development costs not meeting the requirements for capitalization are expensed as incurred.

         Product development from continuing operations decreased 49% to $1,081,000 for the three months ended March 31, 2002 from $2,108,000 for the three months ended March 31, 2001. This represents 12% of total revenue for the three months ended March 31, 2002 compared to 19% of total revenue for the three months ended March 31, 2001. The decrease is primarily due to decreased employee and outside consulting costs and capitalization of product development costs consisting primarily of salaries, benefits and related indirect overhead costs of $746,000 in the three months ended March 31, 2002, as a result of the Company’s extensive product development efforts pertaining to the Company’s new Interga platform. The Company anticipates that it will continue to invest substantial resources in the new product development, primarily the Applix Integra platform and new versions of the existing products and additional modules for its existing products. The Company anticipates that it will capitalize development costs associated with the Integra platform until its commercial release, which is expected to be in 2002.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, commissions and bonuses and the cost of the Company’s international operations earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses and the cost of the Company’s international operations. Sales and marketing expenses from continuing operations decreased 51% to $3,416,000 for the three months ended March 31, 2002 from $7,015,000 for the three months ended March 31, 2001. Selling and marketing expenses decreased as a percentage of total revenue to 37% for the three months ended March 31, 2002 from 62% for the three months ended March 31, 2001. The decrease was primarily due to the Company’s decreased staffing levels associated with the Company’s 2001 restructuring initiatives, reduced sales commissions and bonuses, and management’s further implementation of cost control initiatives, including reductions in advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative Expenses

          General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel, and bad debt expense. General and administrative expenses from continuing operations increased 20% to $1,372,000 for the three months ended March 31, 2002 from $1,144,000 for the three months ended March 31, 2001. The increase was primarily due to increases in the Company's operating costs which included rent and related costs of its new corporate headquarters. General and administrative expenses increased as a percentage of total revenue to 15% for the three months ended March 31, 2002 from 10% for the three months ended March 31, 2001.

          In 2001, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial positions and reallocating resources to pursue the Company’s future operating strategies.

          In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. No amounts remain accrued at March 31, 2002.

          In the third quarter of 2001, the Company adopted a plan of restructuring to further current operating costs company-wide through headcount reductions. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recording, reducing the charge to $348,000. No amounts remain accrued at March 31, 2002.

          In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. The components of the fourth quarter cash charges, as well as the Company’s payments made against accruals are detailed as follows:

Cash charges	Charges incurred	Payment made	Balance at December 31, 2001	Payment made	Balance at March 31, 2002

Work force reduction	$363,000	$(52,000)	$311,000	$(232,000)	$79,000

Office closures	274,000	—	274,000	(4,000)	270,000

Other contractual obligations	111,000	—	111,000	(4,000)	107,000

Total	$748,000	$(52,000)	$696,000	$(240,000)	$456,000

Compensation Expenses Related to Acquisition

         Compensation expenses related to acquisition consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions. Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of March 31, 2002, the Company has paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price. On January 1, 2002, the Company made one contingent cash payments for $517,000 which has been accounted for as compensation expense as the payment is contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense, as they are contingent upon the future employment of the two key executives.

Interest and Other Income, Net

         Interest income decreased to $35,000 for the three months ended March 31, 2002, compared to $133,000 for the three months ended March 31, 2001. The decrease is primarily due to fewer funds invested and lower interest rates.

Provision for Income Taxes

         The Company recorded a provision from income taxes of $64,000 for the three months ended March 31, 2002, compared to $44,000 for the three months ended March 2001. The provision for income taxes represents the Company’s state and foreign income tax obligations.

Operating Loss and Operating Margin

         Operating loss from continuing operations was $3,399,000 for the three months ended March 31, 2001, compared to $65,000 for the three months ended March 31, 2002. Additionally, operating loss as a percentage of total revenue was 30% for the three months ended March 31, 2001, compared to less than 1% for the three months ended March 31, 2002. The total revenue decrease of $2,044,000 was significantly offset by the Company’s cost control initiatives including 2001 restructuring initiatives.

Liquidity and Capital Resources

         The Company derives it liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $9,370,000 and $9,278,000 as of March 31, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s days sales outstanding (“DSO”) in accounts receivable was 70 days as of December 31, 2001, compared with 68 days as of March 31, 2002. The Company sold $729,000 in accounts receivables as of December 31, 2001, compared to $644,000 as of March 31, 2002 under its non-recourse accounts receivable purchase agreement with a bank. The sale had an immaterial impact on the Company’s DSO by reducing approximately 3 days as of December 31, 2001 and 6 days as of March 31, 2002. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

         Cash provided by the Company’s operating activities was $325,000 for the quarter ended March 31, 2002 compared to cash used in operating activities of $1,927,000 for the same period in the prior year. The net loss of $94,000 for the first quarter of 2002 was partially offset by the decrease in operating assets and liabilities of $91,000, which was primarily due to an increase of in deferred revenue of $1,462,000.

         Cash used in investing activities totaled $934,000 for the quarter ended March 31, 2002 compared to cash provided by investing activities of $1,102,000 for the quarter ended March 31, 2001. The increase in cash used in investing activities primarily resulted from the increase of capitalized software cost of $746,000 and property and equipment expenditure of $188,000.

         Cash provided by financing activities totaled $836,000 for the quarter ended March 31, 2002, which consisted of net proceeds from factoring of receivables to a certain bank of $644,000 and proceeds from issuance of stock under stock plans of $192,000. This compares to total cash provided by financing activities of $526,000 for the same quarter ended March 31, 2001.

         In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $3,366,000 in seven quarterly installments between April 1, 2002 and January 1, 2004.

         The Company has secured two revolving credit facilities, providing for loans and other financial accommodations, with a bank totaling approximately $5 million. During the first quarter of 2002, the Company had no amounts outstanding under these credit facilities. Because the Company is currently in default under certain covenants with the bank, the Company currently has no availability to borrow under either of these facilities. The facilities expire on December 5, 2002.

         The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about March 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $644,000.

         In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $443,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at March 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $201,000 has been recorded as a financing transaction and recognized as a liability at March 31, 2002.

          As of March 31, 2002, the Company had future cash commitments for the cash payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating
Leases

2002	$2,550,000

2003	2,407,000

2004	2,139,000

2005	2,014,000

2006	1,796,000

2007 and thereafter	11,674,000

Total minimum lease payments	$22,580,000

The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

         The Company has incurred losses from continuing operations for the last several years. As of March 31, 2002, the Company had an accumulated deficit of $37.3 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the quarter ended March 31, 2002 towards decreasing operating losses on a quarterly sequential basis. Additionally, the Company improved its first quarter 2002 cash flow and improved its cash position at March 31, 2002. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

OUR FUTURE SUCCESS IS DEPENDENT IN LARGE PART ON THE SUCCESS OF APPLIX INTEGRA.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through it subsidiaries are denominated in foreign currencies. Relative to foreign currency exposures existing at March 31, 2002, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows. To date, foreign currency fluctuations have not had a material effect on the Company’s operating results.

         At March 31, 2002, the Company held $9,370,000 in cash equivalents, including $1,050,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity, and the Company’s intention that all the securities will be sold within one year. There have been no significant changes since March 31, 2002.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

10.1	Termination Agreement, dated January 14, 2002, by and between the Company, Applix GmbH and Michael Scheib.

(B)	REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter for which this report was filed.

SIGNATURE

         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC. (Registrant)

By:	/s/ Walt Hilger

Walt Hilger Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	May 14, 2002

Exhibit Index

Exhibit No:	Name:

10.1	Termination Agreement, dated January 14, 2002, by and between the Company, Applix GmbH and Michael Scheib.