Form 10-Q
period 2002-06-30
APPLIX INC /MA/
filed 2002-08-14
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

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

(508) 870-0300
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

       Number of shares of the Registrant’s common stock, $0.0025 par value per share, outstanding as of August 6, 2002: 12,364,554

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2002

Page No.

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Part II – Other Information
Item 4. Submission of Matters to Vote of Security Holders	25
Item 6. Exhibits and Reports on Form 8-K	25
Signature	26

       Applix iTM1, Applix iEnterprise, Applix iCustomerInsight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

       Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operation results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Factors that may Affect Future Results”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
Assets	2002	2001

Current assets:
Cash and cash equivalents	$7,897	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,485 and $1,446, respectively	7,168	7,202
Prepaid expenses and other current assets	2,011	1,672

Total current assets	17,076	17,102
Restricted cash	1,050	1,050
Property and equipment, at cost:	14,701	14,251
Less accumulated amortization and depreciation	(12,385)	(11,722)

	2,316	2,529
Capitalized software costs, net of accumulated amortization of $2,051 and $1,598, respectively	1,797	1,042
Goodwill, net of accumulated amortization of $1,084	1,117	1,117
Intangible assets net of accumulated amortization of $312 and $186, respectively	1,188	1,314
Other assets	848	784

Total assets	$25,392	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,972	$2,137
Accrued expenses	6,429	6,898
Deferred revenue	7,307	5,813

Total current liabilities	15,708	14,848
Long term liabilities	667	709
Commitments and contingencies (Note 10)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,478,393 and 12,320,096 shares issued, respectively	31	31
Additional paid in capital	49,423	49,212
Less Treasury stock, 306,198 shares	(1,077)	(1,077)
Accumulated deficit	(37,931)	(37,162)
Accumulated other comprehensive loss	(309)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	9,017	9,381

Total liabilities and stockholders’ equity	$25,392	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Software license	$3,964	$4,537	$8,343	$10,351
Professional services and maintenance	5,227	5,907	10,131	11,420

Total revenues	9,191	10,444	18,474	21,771
Cost of revenues:
Software license	944	553	1,718	1,044
Professional services and maintenance	2,131	3,173	4,319	7,141

Total cost of revenues	3,075	3,726	6,037	8,185
Gross margin	6,116	6,718	12,437	13,586
Operating expenses:
Product development	1,364	1,707	2,445	3,815
Sales and marketing	3,560	5,990	6,976	13,005
General and administrative	1,256	1,237	2,628	2,381
Compensation expenses related to an acquisition ( Note 6)	535	-	1,052	-
Restructuring expense	(37)	512	(37)	512

Total operating expenses	6,678	9,446	13,064	19,713

Operating loss	(562)	(2,728)	(627)	(6,127)
Interest and other income, net	68	124	103	257

Loss from continuing operations before income taxes	(494)	(2,604)	(524)	(5,870)
Provision for income taxes	96	75	160	119

Net loss from continuing operations	(590)	(2,679)	(684)	(5,989)

Gain (loss) from discontinued operation	(85)	-	(85)	718

Net loss	$(675)	$(2,679)	$(769)	$(5,271)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.05)	$(0.23)	$(0.06)	$(0.51)
Discontinued operation	(0.01)	-	(0.01)	0.06

Total loss per share	$(0.06)	$(0.23)	$(0.06)	$(0.45)

Weighted average number of basic and diluted shares outstanding	12,166	11,740	12,135	11,714

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
( in thousands)
(unaudited)

	Six Months ended
	June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(769)	$(5,271)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	571	592
Amortization	577	422
Provision for doubtful accounts	39	-
(Gain)/loss from discontinued operations	85	(718)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(875)	508
(Increase) decrease in other assets	(403)	87
Decrease in accounts payable	(165)	(68)
Decrease in accrued liabilities	(930)	(1,456)
Increase in deferred revenue	1,494	1,205

Cash used in operating activities	(376)	(4,699)

Cash flows from investing activities:
Property and equipment expenditures	(450)	(131)
Capitalized software costs	(1,208)	(454)
Payment for acquisitions, net of cash acquired	-	24
Net proceeds from sale of discontinued operation	-	1,300
Cash paid upon sale of subsidiary	-	(100)

Cash provided by (used in) investing	(1,658)	639

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	211	546
Proceeds from factoring of receivables	1,243	-

Cash provided by financing activities	1,454	546
Effect of exchange rate changes on cash	249	(36)

Net decrease in cash and cash equivalents	(331)	(3,550)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$7,897	$8,996

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions Pty	$-	$227
Note payable issued for acquisition of Dynamic Decisions Pty	$-	$1,549

See accompanying notes to condensed consolidated financial statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    The Company

       Applix, Inc. (“Applix” or the “Company”) is a global provider of enterprise performance management solutions that include interactive planning, customer relationship management (“CRM”) and analytics and business intelligence. These combined products represent one principal business segment, which Applix reports as its continuing operations. The Company’s iTM1 and iCRM applications are designed and developed to allow businesses to capture information from across the extended enterprise and enable continual marketplace responsiveness. These applications are adaptable, scalable and real-time and support unique, complex and disparate business processes, providing analysis, planning, measurement and response to changing customer requirements and business dynamics. On March 30, 2001, the Company sold its Vistasource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented. The Company is currently developing a new integrated product known as Applix Integra. Through the Company’s extensive product development efforts, Applix Integra will combine its two existing products lines, Applix iTM1 and Applix iCRM, to provide a single analytics solution for both the back-office and front-office to its customers.

2.    Summary of Significant Accounting Policies

Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

       The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of factors including demand for a product, operating results, business plans and economic projections. In addition, the Company considers nonfinancial data such as market trends, product development cycles and changes in management’s market emphasis.

Intangible Assets and Goodwill

       The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their estimated useful life.

       The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed its goodwill and intangible assets for possible reclasses of which there were none and has reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company performed the first of the required impairment tests of goodwill using the Income Approach, a present value technique, which indicated that an impairment does not appear to exist as a result of adoption of SFAS 142. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization of $32,000, net of related income tax effect, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net loss	$(675)	$(2,679)	$(769)	$(5,271)
Goodwill amortization, net of tax	-	52	-	84
Adjusted net loss	$(675)	$(2,627)	$(769)	$(5,187)

Loss per share,
basic and diluted:
As reported	$(0.06)	$(0.23)	$(0.06)	$(0.45)
Adjusted	$-	$(0.22)	$-	$(0.44)

       Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $62,500 and $0 during the three months ended June 30, 2002 and 2001, respectively. For six months ended June 30, 2002 and 2001, amortization expense was $125,000 and $0, respectively. The estimated aggregate future amortization expenses for this intangible asset remaining as of June 30, 2002 are as follows:

Remainder of 2002	$ 125,000
2003	250,000
2004	250,000
2005	250,000
2006	250,000
2007	62,500

Impairment of Long-Lived Assets

       The Company tests goodwill for impairment in accordance with SFAS 142, which requires goodwill to be tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount. The fair value of the reporting unit is estimated using the Income Approach, a present value technique.

       The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 did not have a material impact to the Company’s results of operations or financial position. The Company evaluates the net realizable value of long-lived assets when certain events or changes in circumstances are identified by a number of factors, including a significant decrease in demand for a product related to an asset, history of operating cash flow losses, operating results, business plans, and economic projections. In addition, the Company’s evaluation considers nonfinancial data such as market trends, product development cycles, and changes in management’s market emphasis. Management believes that no such events have occurred.

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

Use of Estimates

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and intangible assets, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

3.    Net Income (Loss) Per Share

       Net income (loss) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options.

       For the three months ended June 30, 2002 and 2001, the Company excluded potential dilutive common stock equivalents of 217,090 and 23,449, respectively, from its calculation of net income (loss) per share. The Company had an additional 3,321,981 and 3,349,265 of antidilutive common stock equivalents outstanding for the three months ended June 30, 2002 and 2001, respectively, which would not be included in the fully dilutive calculation of net income (loss) per share had the Company reported net income as the stock option exercise price exceeded the average market price for the respective periods.

4.    Comprehensive Income or Loss

       Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income or loss includes foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30		June 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(675)	$(2,679)	$(769)	$(5,271)
Other comprehensive income	150	63	197	0

Total comprehensive loss	$(525)	$(2,616)	$(572)	$(5,271)

5.    Segments and Geographical Information

       The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s analytics and business intelligence and customer relationship management applications. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The financial information is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. The Company considers itself to be in a single industry segment, the licensing, implementation and support of its software products.

6.    Acquisition

       On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

       Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of June 30, 2002, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price, and two additional cash payments of $1,052,000, which have been accounted for as compensation expense within operating expenses as the payment was contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense within operating expense as they are contingent upon future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

     Unaudited pro forma revenue, net income (loss), and net income (loss) per share shown below for the six months ended June 30, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Six Months Ended
June 30
2001

(Unaudited)

(In thousands, except per share amounts)

Revenue	$22,329
Net income (loss)	$(4,930)

Total basic and diluted net income (loss) per share	$(0.42)

7.  Restructuring Charges

     In 2002 and 2001, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position and reallocating resources to pursue the Company’s future operating strategies.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. No amounts remain accrued at June 30, 2002.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs company-wide through headcount reductions. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. No amounts remained accrued at June 30, 2002.

     In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. In the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which reduced the charge by $140,000.

     The components of the fourth quarter 2001 cash charges, as well as the Company’s payments made against accruals are detailed as follows:

Cash charges			Balance at		Balance at	Adjustment/		Balance at
	Charges	Payment	December 31,	Payment	March 31,	Charge	Payment	June 30,
Q4 2001 restructuring	incurred	made	2001	made	2002	incurred	made	2002

Work force reduction	$363,000	$(52,000)	$311,000	$(232,000)	$79,000	$(3,000)	$(76,000)	$-
Office closures	274,000	-	274,000	(4,000)	270,000	(140,000)	-	130,000
Other contractual obligations	111,000	-	111,000	(4,000)	107,000	-	(23,000)	84,000

Total Q4 01 restructuring	$748,000	$(52,000)	$696,000	$(240,000)	$456,000	$(143,000)	$(99,000)	$214,000

     In the second quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $106,000, which is comprised of $74,000 for workforce reduction and $32,000 for office closures

8.  Discontinued Operation

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at June 30, 2002 reflect no remaining liabilities from its discontinued operation and December 31, 2001 reflect the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s result of operations for the three months ended June 30, 2002 included $85,000 in expenses relating to certain defense costs incurred from a claim filed against Vistasource (Note 10), which were not accrued for on the Company’s balance sheet.

9.  Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the purchase agreement in the amount of $729,000. On or about June 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $599,000.

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $361,000 and $427,000 for December 31, 2001 and June 30, 2002, respectively. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at December 31, 2001 and June 30, 2002, respectively. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $368,000 and $172,000 has been recorded as a financing transaction and recognized as a liability at December 31, 2001 and June 30, 2002, respectively.

10. Commitments and Contingencies

      On February 8, 2002, a customer of the Company’s divested business unit filed a claim in Germany against the Company’s German subsidiary, Veriteam GmbH. The claim alleges a breach of contract pertaining to software sold and implemented by the divested business unit on behalf of the Company. The customer is seeking repayment for the cost of the software and related services of approximately $800,000. The Company has answered the customer’s claim, denying the claim’s allegations. Due to the early nature of the claim, the Company has been unable to fully assess the likely outcome of the claim. However, the Company intends to vigorously defend its position and believes the claim lacks substantial merit.

11. Restricted Cash

      On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in connection with the execution of an agreement to lease certain office space. The irrevocable standby letter of credit is collateralized by a restricted cash deposit of $1,050,000. The funds can be drawn down over the term of the lease, provided the Company has not defaulted on the office lease. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 will be reduced starting the first day of the second lease year as follows:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

     Applix, Inc. (“Applix” or the “Company”) is a global provider of enterprise performance management solutions that include interactive planning, analytics and business intelligence and customer relationship management (CRM). These combined products represent one principal business segment, which Applix reports as its continuing operations. The Company’s iTM1 and iCRM applications are designed and developed to capture information from across the extended enterprise and enable continual marketplace responsiveness. The applications are adaptable, scalable, and real-time and support unique, complex and disparate business processes, providing analysis, planning, measurement and response to changing customer requirements and business dynamics.

     The Company’s iTM1 and iCRM applications owe their adaptability to Applix iTM1 and Applix iEnterprise technology platforms that power them. Applix continues to enhance these platforms and the integration between them, in order to continue providing software that best supports companies’ unique, competitive business processes. These development efforts have resulted in a single platform called Applix Integra.

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at June 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s result of operations for the three months ended June 30, 2002 included $85,000 in expenses relating to certain defense costs incurred from a claim filed against Vistasource (Note 10), which were not accrued for on the Company’s balance sheet.

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

     Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of June 30, 2001, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price, and two additional cash payments of $1,052,000, which have been accounted for as compensation expense within operating expenses as the payment was contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense with operating expense as they are contingent upon the future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

      In December 2001, the Company announced the combination of Applix iCRM and Applix iTM1 as a new integrated product known as Applix Integra, which will provide enterprise-wide workflow within an enabled business planning solution. Applix Integra combines the strengths of the Company’s two product lines and provides the analytics solutions for both the back-office and front-office. Development efforts during the year are expected to result in commercial availability of Applix Integra in 2002. The Company believes the Integra product will make the Company a single-source vendor of business planning and customer analytics solutions and iCRM solutions that rely on a formal integration between two such solution sets. The Integra platform development was largely completed in the first two quarters of 2002.

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Revenue Recognition

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists via a valid executed customer order and/or signed license agreement; (2) physical or electronic delivery has occurred including availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In the event that the Company is unable to meet any one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable and Bad Debt

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

Capitalized Software Development Costs

      The Company’s policy for capitalized software development costs is to capitalize eligible design and development costs relating to its software products incurred between the time that the product’s technological feasibility is established and the general release of the product to customers. This policy requires management to use professional judgment in determining what development costs are eligible and at what point technological feasibility has been reached. Capitalized software development costs are amortized as a cost of software license revenue over the estimated product life, and development costs not capitalized under the policy are classified as a development expense in the same period as incurred. If management determines that the recoverability of these unamortized capitalized software costs is not probable, these costs may require adjustment to their net realizable value, which could affect the results of the reporting period.

Accounting For Cost-Based Investments

     The Company has two cost-based investments, which have a zero value at June 30, 2002 and December 31, 2001. In assessing potential impairment for cost-based investments, the Company considers various factors including but not limited to a company’s financial performance, anticipated funding needs, comparable companies’ performance, and volatility inherent in the external market for these investments. If these factors are not supportive of the carrying value of the investment, the Company may record impairment charges not previously recognized to reflect management’s best estimate of recoverability. With the divestment of its VistaSource business unit, the Company retained a cost-based investment in Real-Time International, Inc. that was deemed to have no value at the date of the transaction. The Company also has a cost-based investment in TurboLinux, Inc., which was determined to be impaired, resulting in recognition of a $1,250,000 impairment loss in 2001.

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

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and is now required to analyze its goodwill for impairment during the first six months of fiscal 2002, and subsequently on an annual basis thereafter, unless facts or circumstances arise earlier which indicate impairment. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations. The Company performed the first of the required impairment tests of goodwill using the Income Approach, a present value technique, which indicated that an impairment does not appear to exist as a result of adoption of SFAS 142.

Restructuring

      During 2002 and 2001, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company’s actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in adjustments to the original estimates.

Deferred Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At June 30, 2002 and December 31, 2001, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Continuing Operations for the Three and Six Months Ended June 30, 2002 and 2001

      The following table sets forth the consolidated statement of operations data for the three and six months ended June 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Software license revenue	43.1%	43.4%	45.2%	47.5%
Professional services and maintenance	56.9%	56.6%	54.8%	52.5%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	10.3%	5.3%	9.3%	4.8%
Cost of professional services and maintenance	23.2%	30.4%	23.4%	32.8%

Gross margin	66.5%	64.3%	67.3%	62.4%
Operating expenses
Product development	14.8%	16.3%	13.2%	17.5%
Sales and marketing	38.7%	57.4%	37.8%	59.7%
General and administrative	13.7%	11.8%	14.2%	10.9%
Acquisition related cost (DD) and other charges	5.8%	0.0%	5.7%	0.0%
Restructuring and other charges	-0.4%	4.9%	-0.2%	2.4%

Total operating expenses	72.7%	90.4%	70.7%	90.5%

Operating loss	-6.1%	-26.1%	-3.4%	-28.1%
Interest (income) expense, net	-0.7%	-1.2%	-0.6%	-1.2%
Provision for income taxes	1.0%	0.7%	0.9%	0.5%

Net loss from continuing operations	-6.4%	-25.7%	-3.7%	-27.5%

Discontinued operation	-0.9%	0.0%	-0.5%	3.3%

Net loss	-7.3%	-25.7%	-4.2%	-24.2%

Revenues

       Revenue for the quarter ended June 30, 2002 was $9,191,000, a 12% decrease from revenue of $10,444,000 for the same quarter last year. For the six months ended June 30, 2002, revenue was $18,474,000, a 15% decrease from revenue of $21,771,000 as compared to the six months ended June 30, 2001. Revenues decreased primarily due to the progressive weakening of the global economy and continued reductions in expenditures in the information technology market.

Software License

       Software license revenue from continuing operations decreased 13% to $3,964,000 for the three months ended June 30, 2002 from $4,537,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, software license revenue decreased 19% to $8,343,000 from $10,351,000 as compared to the corresponding period in the prior year. Software license revenue as a percentage of total revenue was 43% in both the three-month periods ended June 30, 2002 and 2001. Software license revenue decreased primarily due to the weakened global technology capital spending, which has impacted software license revenue to a greater extent than professional services and maintenance revenue. Despite these continued slowdowns of information technology spending, during the quarter ended June 30, 2002, the Company continued to build customer momentum, with 65 new customers choosing Applix solutions.

       Domestic license revenue from continuing operations increased 21% to $1,355,000 for the quarter ended June 30, 2002 from $1,121,000 for the second quarter of 2001. For the six months ended June 30, 2002, domestic license revenue increased 12% to $3,837,000 from $3,425,000 at the same period last year. The increase of domestic license revenue was partly due to an increase in the number of licenses of the Company’s software sold to new and existing customers.

       International license revenue from continuing operations decreased 24% to $2,609,000 for the quarter ended June 30, 2002 from $3,416,000 for the same period in 2001. For the six months ended June 30, 2002, international license revenue decreased 35% to $4,506,000 from $6,926,000 compared to June 30, 2001. The decrease was primarily due to the continued weakening economic conditions in Europe and continued decline in information technology spending worldwide.

       The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARS”), independent distributors and sales agents.

Professional Services and Maintenance

       Professional services and maintenance revenue from continuing operations decreased 12% for the three months ended June 30, 2002 to $5,227,000, as compared to $5,907,000, for the three months ended June 30, 2001. Professional services and maintenance revenue as a percentage of total revenue remained constant at 57% in both of the quarters ended June 30, 2002 and 2001. For the six months ended June 30, 2002, professional services and maintenance revenue decreased 11% to $10,131,000 from $11,420,000 for the same period ended June 30, 2001. For the three months ended June 30, 2002, maintenance revenues increased 10% to $3,594,000 compared to $3,276,000 for the three months ended June 30, 2001; while consulting and training revenue decreased 38% to $1,633,000 compared to $2,631,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, maintenance revenues increased 20% to $6,972,000 as compared to $5,811,000 for the same period ended June 30, 2001; while consulting and training revenue decreased 44% to $3,159,000 compared to $5,609,000 for the six months ended June 30, 2001. The increase in maintenance revenue is primarily due to growth in the installed base of customers receiving maintenance and a greater number of customers electing renewal of their maintenance support contracts. The Company expects the maintenance revenue as a component of total professional service and maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers as they choose to extend their maintenance support contracts. The Company expects professional service revenue to decrease as a percentage of total professional services and maintenance revenue due to the Company’s increasing reliance on external consultants as the Company continues to control its costs.

       Domestic services revenue from continuing operations decreased 6% to $1,980,000 for the three months ended June 30, 2002 from $2,102,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, domestic services revenue decreased 4% to $3,890,000 from $4,067,000 for the same period ended June 30, 2001.

       International services revenue decreased by 15% to $3,247,000 in the three months ended June 30, 2002 from $3,805,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, international services revenue decreased 15% to $6,241,000 compared to $7,353,000 for the same period ended June 30, 2001.

Cost of Revenues

Cost of Software License Revenue

       Cost of software license revenue consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues increased 71% to $944,000 for the three months ended June 30, 2002, compared to $553,000 for the same quarter ended June 30, 2001. For the six months ended June 30, 2002, cost of software license revenue increased 65% to $1,718,000 as compared to $1,044,000 for the same period in prior year. As a percentage of software license revenue, cost of software license revenue increased to 24% in the three months ended June 30, 2002, as compared to 12% for the three months ended June 30, 2001. For the six months ended June 30, 2002, cost of software license revenue as percentage of software license revenue increased to 21% compared to 10% a year earlier. Cost of software license revenue increased in absolute dollars and as a percentage of software license revenue primarily due to an increase in partner royalty costs.

Cost of Professional Services and Maintenance Revenue

       The cost of professional services and maintenance revenue consists primarily of personnel, facilities and system costs incurred to provide consulting, customer support under the maintenance agreements and training. Cost of professional services and maintenance revenue from continuing operations decreased 33% to $2,131,000 for the three months ended June 30, 2002 from $3,173,000 for the three months ended June 30, 2001. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 41% in the second quarter of 2002 as compared to 54% during the same quarter of 2001. For the three and six months ended June 30, 2002, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 59% and 57%, respectively, as compared to 46% and 37%, respectively, for the same periods ended June 30, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. This gross margin improvement on maintenance and services is a direct reflection of the Company’s focus on margin improvement and the results of rebalancing the Company’s cost structure.

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

        Product development from continuing operations decreased 20% to $1,364,000 for the three months ended June 30, 2002, from $1,707,000 for the three months ended June 30, 200. This represents 15% of the total revenue for the three months ended June 30, 2002 as compared to 16% of the total revenue for the three months ended June 30, 2001. Product development from continuing operations decreased 36% to $2,445,000 for the six months ended June 30, 2002 from $3,815,000 for the six months ended June 30, 2001. The decrease is primarily due to decreased employee and outside consulting costs as a result of development synergies with the new Applix Integra platform and capitalization of product development costs consisting primarily of salaries, benefits and related indirect overhead costs of $462,000 in the three months ended June 30, 2002 and $1,208,000 for the six months ended June 30, 2002 compared to $118,000 and $454,000 for the three and six months ended June 30, 2001. The capitalized development is directly related to the Company’s extensive product development efforts pertaining to the Company’s new Integra platform. The Company anticipates that it will continue to invest substantial resources in new product development, primarily the Applix Integra platform, new versions of existing products and additional modules for its existing products. The Company anticipates that it will capitalize development costs associated with the Applix Integra platform until its commercial release, which is expected in 2002.

Sales and Marketing

       Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations. Sales and marketing expenses from continuing operations decreased 41% to $3,560,000 for the three months ended June 30, 2002 from $5,990,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, sales and marketing expenses decreased 46% to $6,976,000 from $13,005,000 for the six months ended June 30, 2001. As a percentage of total revenue sales and marketing expenses were 39% and 57% respectively, for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, sales and marketing expenses as a percentage of total revenue were 38% and 60% respectively. The decrease was primarily due to the Company’s decreased staffing levels associated with the Company’s 2001 restructuring initiatives, reduced sales commissions and bonuses, and management’s further implementation of cost control initiatives, including reductions in advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative

       General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses from continuing operations increased 2% to $1,256,000 for the three months ended June 30, 2002 from $1,237,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses increased 10% to $2,628,000 compared to $2,381,000 for the six months ended June 30, 2001. The increase was primarily due to increases in the Company’s operating costs, which included rent and related costs of its new corporate headquarters. As a percentage of total revenue, general and administrative expenses were 14% and 12%, respectively, for the three months ended June 30, 2002 and 2001, and 14% and 11%, respectively, for the six months ended June 30, 2 002 and 2001.

Restructuring Expense

       In 2001 and 2002, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial positions and reallocating resources to pursue the Company’s future operating strategies.

       In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. No amounts remain accrued at June 30, 2002.

       In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs company-wide through headcount reductions. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. No amounts remained accrued at June 30, 2002.

       In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. In the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which reduced the charge by $140,000.

       The components of the fourth quarter 2001 cash charges, as well as the Company’s payments made against accruals are detailed as follows:

Cash charges			Balance at		Balance at	Adjustment/		Balance at
	Charges	Payment	December 31,	Payment	March 31,	Charge	Payment	June 30,
Q4 2001 restructuring	incurred	made	2001	made	2002	incurred	made	2002

Work force Reduction	$363,000	$(52,000)	$311,000	$(232,000)	$79,000	$(3,000)	$(76,000)	$–
Office closures	274,000	–	274,000	(4,000)	270,000	(140,000)	–	130,000
Other contractual obligations	111,000	–	111,000	(4,000)	107,000	–	(23,000)	84,000

Total Q4 01 restructuring	$748,000	$(52,000)	$696,000	$(240,000)	$456,000	$(143,000)	$(99,000)	$214,000

       In the second quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the consolidation of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $106,000 comprising of $74,000 for workforce reduction and $32,000 for office closures.

Compensation Expenses Related to an Acquisition

       Compensation expenses related to acquisition consist primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions. Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of June 30, 2002, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price. For the three and six months ended June 30, 2002, the Company made contingent cash payments of $535,000 and $1,052,000, respectively, which have been accounted for as compensation expense as the payment is contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense, as they are contingent upon the future employment of the two key executives.

Interest and Other Income, Net

       Interest and other income decreased to $68,000 and $103,000, respectively, for the three and six months ended June 30, 2002, compared to $124,000 and $257,000, respectively, for the three and six months ended June 30, 2001. The decrease was primarily attributable to the impact of exchange rate fluctuations partially offset by the amortization of line of credit setup costs and to a lesser extent, the decrease in the average effective interest rates.

Provision for Income Taxes

       The Company recorded a provision for income taxes of $96,000 and $160,000, respectively, for the three and six months ended June 30, 2002, compared to $75,000 and $119,000, respectively, for the same periods ended June 30, 2001. The provision for income taxes represents the Company’s state and foreign income tax obligations.

Discontinued Operation

       In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at June 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s result of operations for the three months ended June 30, 2002 included $85,000 in expenses relating to certain defense costs incurred from a claim filed against Vistasource (Note 10), which were not accrued for on the Company’s balance sheet.

Net Loss and Operating Margin

       The Company had net losses of $675,000 and $769,000, respectively, for the three and six months ended June 30, 2002, compared to $2,679,000 and $5,271,000, respectively for the same periods ended June 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and six month periods ending June 30, 2002 of $535,000 and $1,052,000 respectively. Additionally, operating loss as a percentage of total revenue were 6% and 3%, respectively for the three and six months ended June 30, 2002 compared to 26% and 28%, respectively, for the same periods ended June 30, 2001. The total revenue decrease in the second quarter of 2002 of $1,253,000 was significantly offset by the Company’s cost control initiatives including 2001 restructuring initiatives.

Liquidity and Capital Resources

        The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $8,947,000 and $9,278,000 as of June 30, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s days sales outstanding (“DSO”) in accounts receivable was 70 days as of December 31, 2001 and as of June 30, 2002. The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about June 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $599,000. The Company sold $729,000 in accounts receivable as of December 31, 2001. The sales had an immaterial impact on the Company’s DSO by reducing approximately 3 days as of December 31, 2001 and by increasing approximately 6 day as of June 30, 2002. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

       In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $426,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at June 30, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $172,000 has been recorded as a financing transaction and recognized as a liability at June 30, 2002

       Cash used by the Company’s operating activities was $376,000 for the six months ended June 30, 2002 compared to cash used in operating activities of $4,699,000 for the same period in the prior year. The net loss of $769,000 for the first half of 2002 was partially offset by the decrease in operating assets and liabilities of $879,000, which was primarily due to an increase in deferred revenue of $1,494,000, offset by payments for accrued liabilities and the sale of receivables.

       Cash used in investing activities totaled $1,658,000 for the six months ended June 30, 2002 compared to cash provided by investing activities of $639,000 for the same period ended in June 30, 2001. The increase in cash used in investing activities resulted from the increase of capitalized software cost of $1,208,000 and property and equipment expenditure of $450,000.

       Cash provided by financing activities totaled $1,454,000 for the six months ended June 30, 2002, which consisted of net proceeds from factoring of receivables to a bank for $1,243,000 and proceeds from issuance of stock under stock plans of $211,000. This compares to total cash provided by financing activities of $546,000 for the same period ended June 30, 2001.

       In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $2,768,000 in six quarterly installments between July 1, 2002 and January 1, 2004.

       The Company has secured two revolving credit facilities with a bank, providing for loans and other financial accommodations, totaling approximately $5 million. As of June 30, 2002, the Company had no amounts outstanding under these credit facilities. Because the Company is currently in default under certain covenants with the bank, the Company currently has no availability to borrow under either of these facilities. The facilities expire on December 5, 2002.

       As of June 30, 2002, the Company had future cash commitments for the cash payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum operating lease payments for its office facilities and certain equipment are:

Operating
Leases

2002	$1,189,000
2003	2,263,000
2004	2,139,000
2005	2,014,000
2006	1,796,000
2007 and thereafter	11,674,000

Total minimum lease payments	$21,075,000

The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

       The Company has incurred losses from continuing operations for the last several years. Over those periods of time and as of June 30, 2002, the Company had an accumulated deficit of $38.0 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the six months ended June 30, 2002 towards decreasing operating losses as compared to the same period last year. Additionally, the Company improved its first two quarters 2002 cash flow and conserved its cash by effectively controlling its spending. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

       Enterprise computing environments are inherently complex. As a result, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which requires us to hire and retain technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and may experience similar delays in the future.

       Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

       We believe, based upon our current business plan, that our current cash and cash equivalents, funds generated from operations and available credit lines should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. If we elect to raise additional operating funds, such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Relative to foreign currency exposures existing at June 30, 2002, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows. To date, foreign currency fluctuations have not had a material effect on the Company’s operating results.

       At June 30, 2002, the Company held $8,947,000 in cash equivalents, including $1,050,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity, and the Company’s intention that all the securities will be sold within one year. There have been no significant changes since June 30, 2002.

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company’s Annual Meeting of Stockholders held on May 30, 2002, the following proposals were adopted by the votes specified below:

1)    Election of three Class II Directors for a term of three years:

	FOR	WITHHELD

Alain J. Hanover	10,765,424	319,608
Alan Goldsworthy	10,889,388	195,644
Charles F. Kane	10,936,324	148,708

2)    Approval of amendments to the Company’s 2000 Director Stock Option Plan:

FOR	AGAINST	ABSTAIN

10,429,659	621,034	34,339

3) Ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year:

FOR	AGAINST	ABSTAIN

11,044,073	26,719	14,240

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

10.3        Applix, Inc. 2000 Director Stock Option Plan, as amended

99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B)     REPORTS ON FORM 8-K

                The Company filed no reports on Form 8-K during the quarter for which this report was filed

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.
Date: August 14, 2002

By: /s/ Walt Hilger

Walt Hilger
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)