Form 10-Q
period 2002-09-30
APPLIX INC /MA/
filed 2002-11-13
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 0-25040

APPLIX, INC.
 (Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2781676 (I.R.S. Employer Identification Number)

289 Turnpike Road, Westborough, Massachusetts 01581
(Address of principal executive offices)

(508) 870-0300
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

     Number of shares of the Registrant’s common stock, $0.0025 par value per share, outstanding as of November 10, 2002: 12,365,179

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2002

Page
No.

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Control and Procedures	25

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	26

Signature	27

     iEnterprise is a registered trademark of Applix, Inc. and Applix, Applix Integra, iTM1, iCustomerInsight, iHelpdesk and iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,291	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,675 and $1,446	5,731	7,202
Prepaid expenses and other current assets	2,009	1,672

Total current assets	14,031	17,102
Restricted cash	1,050	1,050
Property and equipment, at cost	14,708	14,251
Less accumulated amortization and depreciation	(12,665)	(11,722)

	2,043	2,529
Capitalized software costs, net of accumulated amortization of $2,326 and $1,598	1,731	1,042
Goodwill, net of accumulated amortization of $744, respectively (Note 2)	1,187	1,117
Intangible assets, net of accumulated amortization of $375 and $186	1,125	1,314
Other assets	856	784

Total assets	$22,023	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,173	$2,137
Accrued expenses	5,348	6,898
Deferred revenue	7,016	5,813

Total current liabilities	14,537	14,848
Long term liabilities	645	709
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,670,752 and 12,320,096 shares issued	32	31
Additional paid in capital	49,599	49,212
Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)
Accumulated deficit	(40,319)	(37,162)
Accumulated other comprehensive loss	(274)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	6,841	9,381

Total liabilities and stockholders’ equity	$22,023	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Software license	$3,007	$4,240	$11,350	$14,591
Professional services and maintenance	4,951	4,618	15,082	16,038

Total revenues	7,958	8,858	26,432	30,629
Cost of revenues:
Software license	956	619	2,674	1,663
Professional services and maintenance	1,888	2,887	6,207	10,028

Total cost of revenues	2,844	3,506	8,881	11,691
Gross margin	5,114	5,352	17,551	18,938
Operating expenses:
Product development	1,615	1,698	4,060	5,513
Sales and marketing	3,431	4,610	10,415	17,485
General and administrative	1,324	1,115	3,834	3,463
Compensation expenses and amortization of	—		—
acquired intangibles ( Note 6)	616	116	1,792	246
Restructuring expense	398	438	361	950

Total operating expenses	7,384	7,977	20,462	27,657
Operating loss	(2,270)	(2,625)	(2,911)	(8,719)
Interest and other income (expense), net	(126)	(3)	(9)	221

Loss from continuing operations before income taxes	(2,396)	(2,628)	(2,920)	(8,498)
Provision (benefit) for income taxes	(50)	50	110	169

Net loss from continuing operations	(2,346)	(2,678)	(3,030)	(8,667)
Gain (loss) from discontinued operation	(42)	363	(127)	1,081

Net loss	$(2,388)	$(2,315)	$(3,157)	$(7,586)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.19)	$(0.22)	$(0.25)	$(0.73)
Discontinued operation	0.00	0.03	(0.01)	0.09

Total loss per share	$(0.19)	$(0.19)	$(0.26)	$(0.64)

Weighted average number of basic and diluted shares outstanding	12,282	11,934	12,184	11,808

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,157)	$(7,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	847	892
Amortization	917	796
Provision for doubtful accounts	229	—
Gain from discontinued operations	—	(1,081)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(413)	4,015
Sale of accounts receivables	1,655	—
Increase in other assets	(409)	(77)
Decrease in accounts payable	(33)	(595)
Decrease in accrued liabilities	(1,784)	(1,666)
Increase in deferred revenue	1,203	1,713

Cash used in operating activities	(945)	(3,589)
Cash flows from investing activities:
Property and equipment expenditures	(385)	(314)
Capitalized software costs	(1,417)	(582)
Payment for acquisitions, net of cash acquired	—	(967)
Net proceeds from sale of discontinued operation	—	1,300
Cash paid upon sale of subsidiary	—	(100)

Cash used in investing activities	(1,802)	(663)
Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	388	710
Increase in restricted cash	—	(1,050)
Short-term borrowings	234	—

Cash provided by financing activities	622	(340)
Effect of exchange rate changes on cash	188	4

Decrease in cash and cash equivalents	(1,937)	(4,588)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$6,291	$7,958
Restricted cash at end of period	$1,050	$1,050
Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$227
Note payable issued for acquisition of Dynamic Decisions	$—	$558
Cash paid for income tax	$—	$15

See accompanying notes to condensed consolidated financial statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     The Company

     Applix, Inc. (“Applix” or the “Company”) is a global provider of enterprise performance management solutions that include interactive planning, customer relationship management (“CRM”), and CRM analytics and business intelligence. These combined products represent one principal business segment, which Applix reports as its continuing operations. The Applix product family integrates business planning, performance measurement and operational data to enable companies to optimize business effectiveness and customer interaction regardless of geography or structure. The Applix product family consist of iTM1, iEnterprise and Applix Integra.

     Applix’s leading revenue product, iTM1, an on-line analytical processing (OLAP) engine, helps improve business performance by enabling an organization to capture date from across the extended enterprise and utilize consistent reporting and analysis to make effective, real-time decisions at all organizational levels.

     The Company’s CRM product, iEnterprise, consists of a suite of a collaborative CRM solutions including application modules of iSales, iService, and iHelpdesk applications, which enables an organization to better manage its mission critical relationships with its customers, partners and employees. The Company’s CRM applications help an organization to sell to, market to, and service its customers across multiple channels.

     Applix’s newest product Applix Integra is an integration of the iTM1 and iEnterprise technology platforms, enabling business performance management solutions such as financial and operational planning, budgeting and forecasting applications; and customer management solutions, CRM analytics, and other CRM-related operational solutions such as Helpdesk and human resource solutions. The first new analytics solution based on the Applix Integra technology is Applix Interactive Planning, which unifies traditionally standalone processes, including planning, forecasting, budgeting consolidations, reporting and analysis into one coherent framework.

     On March 30, 2001, the Company sold its Vistasource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented.

2.     Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

     The Company derives its revenues from licenses of its software products and the related professional services and customer support (maintenance) services it provides to its partners and customers. The Company recognizes revenue from software licensing and services fees in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     The Company’s software arrangements may contain multiple elements, such as software products, services and post-contract customer support (“PCS”). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements. The fair value of each element is based on vendor specific objective evidence. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenue from training, consulting and implementation services is recognized as the services are performed. Revenue for PCS under software maintenance arrangements is recognized ratably over the term of the arrangement, generally one year.

Software Development Costs

     Software development costs associated with new products and enhancements to existing software products are charged to research and development expense as incurred. The Company capitalizes eligible software development costs incurred between the time that the product’s technological feasibility has been established and the general release of the product to customers. Such capitalized software development costs are then amortized on a product-by-product basis generally over one to two years and are included in the cost of software license revenue.

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

     The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed its goodwill and intangible assets for possible reclassification of which there were none and has reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company performed the first of the required impairment tests of goodwill using the Income Approach, a present value technique, which indicated that impairment did not appear to exist as a result of adoption of SFAS 142. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(2,388)	$(2,315)	$(3157)	$(7,586)
Goodwill amortization, net of tax	—	85	—	169
Adjusted net loss	$(2,388)	$(2,230)	$(3,157)	$(7,417)
Loss per share,
basic and diluted:
As reported	$(0.19)	$(0.19)	$(0.26)	$(0.64)
Adjusted	$—	$(0.19)	$—	$(0.63)

     Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $62,500 and $0 during the three months ended September 30, 2002 and 2001, respectively. For nine months ended September 30, 2002 and 2001, amortization expense was $187,500, respectively. The estimated aggregate future amortization expenses for this intangible asset remaining as of September 30, 2002 are as follows:

Remainder of 2002	$62,500
2003	250,000
2004	250,000
2005	250,000
2006	250,000
2007	62,500

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

     On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”(“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 did not have a material impact to the Company’s results of operations or financial position. In accordance with SFAS 144, the Company evaluates the recoverability of long-lived assets, including intangible assets and other goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment loss is measured as the difference between the carrying value and the fair value of the impaired asset and charged to expense in the period identified. The rates that would be utilized to discount net cash flows to net present value would take into account the time value of money and investment risk factor. Management believes that no such events have occurred.

Foreign Currency Translations

     The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate changes included in income are immaterial for all periods presented.

Use of Estimates

     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates made by management with respect to these items and other items, which require management’s estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and intangible assets, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     For the three months ended September 30, 2002 and 2001, the Company excluded potential dilutive common stock equivalents of 92,993 and 574, respectively, from its calculation of diluted net income (loss) per share. The Company had an additional 3,533,841 and 3,671,547 of antidilutive common stock equivalents outstanding for the three months ended September 30, 2002 and 2001, respectively, which would not be included in the fully dilutive calculation of net income (loss) per share had the Company reported net income as the stock option exercise price exceeded the average market price for the respective periods.

4.     Comprehensive Income or Loss

     Comprehensive income includes foreign currency translation gains and losses, pertaining to the Company’s foreign subsidiaries not using the U.S. dollar as their functional currency, that have been excluded from net income and reflected instead as a separate component of stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(2,388)	$(2,315)	$(3,157)	$(7,586)
Other comprehensive income	35	40	229	40

Total comprehensive loss	$(2,353)	$(2,275)	$(2,928)	$(7,546)

5.     Segments and Geographical Information

     The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s interactive planning, analytics and business intelligence and customer relationship management businesses. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The financial information is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. The Company considers itself to be in a single industry segment, in the market of software solutions for business performance management, which provides the continuous management and monitoring of financial, operational, customer and organizational performance across the enterprise.

6.     Acquisition

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of September 30, 2002, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price, and three additional cash payments made in 2002 totaling $1,605,000, which have been accounted for as compensation expense within operating expenses as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense within operating expense as they are contingent upon future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

     Unaudited pro forma revenues, net income (loss), and net income (loss) per share shown below for the nine months ended September 30, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Nine Months Ended
September 30,
2001

(In thousands, except per share amounts)	(Unaudited)
Revenues	$31,186
Net income (loss)	$(7,244)

Total basic and diluted net income (loss) per share	$(0.71)

7.     Restructuring Charges

     In 2002 and 2001, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position and reallocating resources to pursue the Company’s future operating strategies.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. No amounts remain accrued at September 30, 2002.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. No amounts remained accrued at September 30, 2002.

     In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. In the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which reduced the charge by $140,000.

     In the second quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $106,000, which is comprised of $77,000 for workforce reduction and $32,000 for office closures offset by an adjustment of $3,000 for severance.

     In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure.

     The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

			Q2			Q3
	Balance at	Q1	Adjustment/	Q2	Balance at	Adjustment/	Q3	Balance at
Cash charges	December 31,	Payment	Charge	Payment	June 30,	Charge	Payment	September 30,
Restructuring	2001	made	incurred	made	2002	incurred	made	2002

Work force reduction	$311,000	$(232,000)	$72,000	$(77,000)	$74,000	$372,000	$(261,000)	$185,000
Office closures	274,000	(4,000)	(108,000)	—	$162,000	6,000	(100,000)	$68,000
Other contractual obligations	111,000	(4,000)		(24,000)	$83,000	20,000	(18,000)	$85,000

Total restructuring	$696,000	$(240,000)	$(36,000)	$(101,000)	$319,000	$398,000	$(379,000)	$338,000

8.     Discontinued Operation

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at September 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s results of operations for the three and nine months ended September 30, 2002 included $42,000 and $127,000, respectively, in expenses relating to certain defense costs incurred from a claim filed against VistaSource (Note 10), which were not accrued for on the Company’s balance sheet.

9.     Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about September 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $941,000. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the purchase agreement in the amount of $729,000.

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $785,000 and $361,000 for September 30, 2002 and December 31, 2001, respectively. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at December 31, 2001 and September 30, 2002, respectively. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $156,000 and $368,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002 and December 31, 2001, respectively.

10.     Commitments and Contingencies

     On February 8, 2002, a customer of the Company’s divested business unit filed a claim in Germany against the Company’s German subsidiary, Veriteam GmbH. The claim alleges a breach of contract pertaining to software sold and implemented by the divested business unit on behalf of the Company. The customer is seeking repayment for the cost of the software and related services of approximately $800,000. The Company has answered the customer’s claim, denying the claim’s allegations. Due to the early nature of the claim, the Company has been unable to fully assess the likely outcome of the claim. However, the Company intends to vigorously defend its position.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

     Applix, Inc. (“Applix” or the “Company”) is a global provider of enterprise business performance management solutions that include applications for interactive planning, analytics and business intelligence and customer relationship management (CRM). Applix’s current product family is built on the Integra platform, which integrates business planning, performance measurement and operational data to enable companies to optimise business effectiveness and customer interaction regardless of geography or structure. Integra is an integration of Applix’s two existing technology platforms, iTM1 and iEnterprise. Applix Integra enables business performance management solutions such as financial and operational planning, budgeting and forecasting applications; and customer management, CRM analytics, and other CRM-related operational solutions such as Helpdesk and human resource solutions. The first new solution based on the Applix’s Integra technology, announced with the general release of Applix Integra 1.1 in October 2002, is Applix Interactive Planning. This solution unifies traditionally standalone processes, including planning, forecasting, budgeting consolidations, reporting and analysis in one coherent framework. The Company’s analytic and CRM solutions owe their adaptability to iTM1 and iEnterprise technology platforms that power them. Applix continues to enhance these technology platforms and is currently leading its marketing and sales strategy with Applix Integra, which combines the power of the technologies.

     Applix’s leading revenue product, iTM1, an on-line analytical processing (OLAP) engine, helps improve business performance by enabling an organization to make effective, real-time decision making at all organizational levels through the use of consistent reporting and analysis by capturing data from across the extended enterprise.

     The Company’s CRM product, iEnterprise, consists of a suite of a collaborative CRM solutions including application modules of iSales, iService, and iHelpdesk applications, which enables an organization to better manage its mission critical relationships with its customer, partner and employee. The Company’s CRM applications help an organization to sell to, market to, and service its customers across multiple channels.

     Applix Integra is an integration of the iTM1 and iEnterprise technology platforms, enabling business performance management solutions such as financial and operational planning, budgeting and forecasting applications; and Customer management solutions, CRM analytics, and other CRM-related operational solutions such as Helpdesk and human resource solutions. The first new analytics solution based on the Applix Integra technology is Applix Interactive Planning, which unifies traditionally standalone processes, including planning, forecasting, budgeting consolidations, reporting and analysis in one coherent framework.

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at June 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s result of operations for the three and nine months ended September 30, 2002 included $42,000 and $127,000, respectively, in expenses relating to certain defense costs incurred from a claim filed against VistaSource (Note 10), which were not accrued for on the Company’s balance sheet.

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

     Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of September 30, 2002, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price, and three additional cash payments made in 2002 totaling $1,605,000, which have been accounted for as compensation expense within operating expenses as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense with operating expense as they are contingent upon the future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on expected or known trends or events, historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting For Cost-Based Investments

     The Company has two cost-based investments, which have a zero value at September 30, 2002 and December 31, 2001. In assessing potential impairment for cost-based investments, the Company considers various factors including but not limited to a company’s financial performance, anticipated funding needs, comparable companies’ performance, and volatility inherent in the external market for these investments. If these factors are not supportive of the carrying value of the investment, the Company may record impairment charges not previously recognized to reflect management’s best estimate of recoverability. With the divestment of its VistaSource business unit, the Company retained a cost-based investment in Real-Time International, Inc. that was deemed to have no value at the date of the transaction. The Company also has a cost-based investment in TurboLinux, Inc., which was determined to be impaired, resulting in recognition of a $1,250,000 impairment loss in 2001.

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and is now required to analyze its goodwill for impairment during the first six months of fiscal 2002, and subsequently on an annual basis thereafter, unless facts or circumstances arise earlier which indicate impairment. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations. The Company performed the first of the required impairment tests of goodwill using the Income Approach, a present value technique, which indicated that an impairment does not appear to exist as a result of adoption of SFAS 142. The Company expects to complete the annual test in the fourth quarter of 2002.

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

Deferred Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At September 30, 2002 and December 31, 2001, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     The following table sets forth the consolidated statement of operations data for the three and nine months ended September 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Software license revenue	37.8%	47.9%	42.9%	47.6%
Professional services and maintenance	62.2%	52.1%	57.1%	52.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	12.0%	7.0%	10.1%	5.4%
Cost of professional services and maintence	23.7%	32.6%	23.5%	32.7%

Gross margin	64.3%	60.4%	66.4%	61.8%
Operating expenses
Product development	20.3%	19.2%	15.4%	18.0%
Sales and marketing	43.1%	52.0%	39.4%	57.1%
General and administrative	16.6%	12.6%	14.5%	11.3%
Compensation expenses and amortization of acquired intangibles (Note 6)	7.7%	1.3%	6.8%	0.8%
Restructuring expenses	5.0%	4.9%	1.4%	3.1%

Total operating expenses	92.8%	90.1%	77.4%	90.3%

Operating loss	-28.5%	-29.6%	-11.0%	-28.5%
Interest and other income (expense), net	-1.6%	0.0%	0.0%	0.7%
Provision (benefit) for income taxes	-0.6%	0.6%	0.4%	0.6%

Net loss from continuing operations	-29.5%	-30.2%	-11.5%	-28.3%
Gain (loss) from discontinued operations	-0.5%	4.1%	-0.5%	3.5%

Net loss	-30.0%	-26.1%	-11.9%	-24.8%

Revenues

     Total revenues for the quarter ended September 30, 2002 were $7,958,000, a 10% decrease from revenues of $8,858,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenues were $26,432,000, a 14% decrease from revenues of $30,629,000 for the nine months ended September 30, 2001. Software license revenues as a percentage of total revenues decreased 10% for the three months ended September 30, 2002 from the three months ended September 30, 2001, and 5% for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The decrease in the Company’s overall revenues and software license revenues as percentage of total revenues was primarily a result of the a combination of continued deterioration in the information technology industry and weakness in the CRM and a greater than normal seasonal revenues decline in Europe which is in a traditionally slower third quarter. The weakness in the CRM market was partially offset by the Company’s continued strengthening in the business analytics market.

Software License

The following table sets forth the software license revenues by market (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Market	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Business Analytics (iTM1 and Applix Integra)	80%	46%	63%	51%
CRM (iEnterprise)	20%	54%	37%	49%
Total Software License Revenues	100%	100%	100%	100%

     Software license revenues decreased 29% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, software license revenues decreased 22% as compared to the nine months ended September 30, 2001. Overall software license revenues decreased primarily due to the continued weakness in the CRM market. The decline was predominately in Europe. The overall decrease in CRM software license revenues was partially offset by the Company’s strength in business analytics revenues, which increased 26% and 14% as a percentage of the total software license revenues for the quarter ended September 30, 2002 compared to the the three months ended September 30, 2001 and for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, respectively. Overall, the Company’s software license revenues mix and growth has been shifting more significantly towards business analytics. This revenue mix shift is indicative of the decline and softness in the CRM market and the strength and growth in the Company’s business analytics products.

The following table sets forth the software license revenues by sales office geography (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Geography	September 30, 2002		September 30, 2001		September 30, 2002		September 30, 2001

North America	$1,335	(44%)	$1,594	(38%)	$5,175	(45%)	$5,961	(41%)
PacRim	514	(17%)	652	(15%)	1,541	(14%)	1,805	(12%)
Europe	1,158	(39%)	1,994	(47%)	4,634	(41%)	6,825	(47%)
Total Software License Revenues	$3,007	(100%)	$4,240	(100%)	$11,350	(100%)	$14,591	(100%)

     Domestic license revenues decreased 16% to $1,335,000 for the three months ended September 30, 2002 from $1,594,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, domestic license revenues decrease 13% to $5,175,000 from $5,961,000 for the nine months ended September 30, 2001. The decrease was solely due to the continued weakness in the CRM market. The decrease was partially offset by an increase in business analytics revenues, including $205,000 in Applix Integra revenues in the third quarter of 2002. International license revenues decreased 37% to $1,672,000 for the quarter ended September 30, 2002 from $2,646,000 for the same period in 2001. For the nine months ended September 30, 2002, international license revenues decreased 28% to $6,175,000 from $8,630,000 compared to the nine months ended September 30, 2001. The decrease was primarily due to the economic conditions in Europe and continued weakness in the CRM market.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARS”), independent distributors and sales agents.

Professional Services and Maintenance

     Professional services and maintenance revenues increased 7% for the three months ended September 30, 2002 to $4,951,000, as compared to $4,618,000, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, professional services and maintenance revenues decreased 6% to $15,082,000 from $16,038,000 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, maintenance revenues increased 19% to $3,751,000 compared to $3,152,000 for the three months ended September 30, 2001, while consulting and training revenues decreased 18% to $1,200,000 compared to $1,466,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, maintenance revenues increased 20% to $10,723,000 as compared to $8,963,000 for the nine months ended September 30, 2001, while consulting and training revenues decreased 38% to $4,359,000 compared to $7,075,000 for the nine months ended September 30, 2001. The decrease in the absolute dollar amount of professional services and maintenance revenues was due to a decline in professional services revenues, partially offset by an increase in maintenance revenues. Professional services revenues declined on a year-over-year basis as a result of the Company’s focus on high quality consulting engagements, greater reliance on external authorized Applix partners and the increase in business analytics implementations, which require fewer consulting hours to implement the solutions. The Company’s maintenance revenues have continued to increase both sequentially and on a year-over-year basis, due to an improvement in the customer base satisfaction with the software and support and their election to renew their support agreements. The Company expects the maintenance revenues as a component of total professional service and maintenance revenues to continue to increase due to strong customer renewal rates and as they choose to extend their support agreements. The Company expects professional service revenues to decrease as a percentage of total professional services and maintenance revenues due to the greater use of authorized Applix partners for professional services and the increase in business analytics implementations, which require fewer consulting hours to implement the solutions.

     Domestic professional services and maintenance revenues increased 23% to $1,858,000 for the three months ended September 30, 2002 from $1,508,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, domestic professional services and maintenance revenues increased 3% to $5,748,000 from $5,575,000 for the nine months ended September 30, 2001. Increases in maintenance renewal revenues were partially offset by a decrease in professional services revenues, as the Company increased its use of outside consulting resources.

     International professional services and maintenance revenues decreased by 1% to $3,093,000 in the three months ended September 30, 2002 from $3,110,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, international professional services and maintenance revenues decreased 11% to $9,334,000 compared to $10,463,000 for the same period ended September 30, 2001. Increases in maintenance renewal revenues were partially offset by a decrease in professional services revenues, particularly in the CRM market, as the Company increased its use of outside consulting resources.

Cost of Revenues

Cost of Software License Revenues

     Cost of software license revenues consist primarily of third-party software royalties, cost of product packaging, and documentation materials, order fulfillment employees, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues increased 54% to $956,000 for the three months ended September 30, 2002, compared to $619,000 for the same quarter ended September 30, 2001. For the nine months ended September 30, 2002, cost of software license revenues increased 61% to $2,674,000 as compared to $1,663,000 for the same prior year period. As a percentage of software license revenues, cost of software license revenues increased to 32% in the three months ended September 30, 2002, as compared to 15% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, cost of software license revenues as percentage of software license revenues increased to 24% compared to 11% a year earlier. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenues primarily due to an increase in amortization of capitalized software development costs and third-party royalties and the decline in software license revenues.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel, facilities and system costs incurred to provide consulting, training and customer support. Cost of professional services and maintenance revenue from continuing operations decreased 35% to $1,888,000 for the three months ended September 30, 2002 from $2,887,000 for the three months ended September 30, 2001. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 38% in the third quarter of 2002 as compared to 63% during the same quarter of 2001. For the three and nine months ended September 30, 2002, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 62% and 59%, respectively, as compared to 38% for both of the same periods ended September 30, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher utilization of the Company’s service professionals, and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

Product Development

     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be met once it has completed a working model that has met certain performance criteria. Product development costs not meeting the requirements for capitalization are expensed as incurred. Applix product development utilized a total management (TQM) approach to software development and participates in a self-management process measurement using Carnegie Mellon’s Software Engineering Institute’s Capability Maturity Model (self-assessment only).

     Product development decreased 5% to $1,615,000 for the three months ended September 30, 2002, from $1,698,000 for the three months ended September 30, 2001. This represents 20% of the total revenue for the three months ended September 30, 2002 as compared to 19% of the total revenue for the three months ended September 30, 2001. Product development from continuing operations decreased 26% to $4,060,000 for the nine months ended September 30, 2002 from $5,513,000 for the nine months ended September 30, 2001. The decrease is due in part to the capitalization of product development costs as a result of the development for the new Applix Integra technology platform and related applications. The capitalization of product development costs was $209,000 for the three months ended September 30, 2002 and $1,417,000 for the nine months ended September 30, 2002 compared to $128,000 and $582,000 for the three and nine months ended September 30, 2001, respectively. The Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products including Applix Integra and related Applix Integra applications. In October 2002, the Company announced general release of its newest technology platform, Applix Integra 1.1, and the first analytics application, Applix Interactive Planning, based upon the Applix Integra technology platform.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses from continuing operations decreased 26% to $3,431,000 for the three months ended September 30, 2002 from $4,610,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased 40% to $10,415,000 from $17,485,000 for the nine months ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses were 43% and 52% respectively, for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, sales and marketing expenses as a percentage of total revenues were 39% and 57%, respectively. The decrease was primarily due to the Company’s cost control initiatives and the decrease in sales commissions that resulted from a decrease in the Company’s software license revenues. In response to the weakening global economy, the Company reduced its expenditures throughout 2001 and has continued to closely monitor its expenses during 2002. The Company’s cost controls initiatives included decreased staffing levels associated with the Company’s restructuring initiatives and reducing advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative

     General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses from continuing operations increased 19% to $1,324,000 for the three months ended September 30, 2002 from $1,115,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses increased 11% to $3,834,000 compared to $3,463,000 for the nine months ended September 30, 2001. The increase was primarily due to increased rent and related costs of the Company’s new corporate headquarters, legal and auditing fees, and corporate insurance premiums. As a percentage of total revenues, general and administrative expenses were 17% and 13%, respectively, for the three months ended September 30, 2002 and 2001, and 15% and 11%, respectively, for the nine months ended September 30, 2002 and 2001. The increase in general and administrative expenses as the percentage of total revenues as compared to the same period last year was due in part to the decrease in total revenues.

Restructuring Expense

     In 2001 and 2002, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. No amounts remain accrued at September 30, 2002.

     In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs company-wide. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. No amounts remained accrued at September 30, 2002.

     In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. In the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which reduced the charge by $140,000.

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

     In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure.

     The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

			Q2			Q3
	Balance at	Q1	Adjustment/	Q2	Balance at	Adjustment/	Q3	Balance at
Cash charges	December 31,	Payment	Charge	Payment	June 30,	Charge	Payment	September 30,
Restructuring	2001	made	incurred	made	2002	incurred	made	2002

Work force reduction	$311,000	$(232,000)	$72,000	$(77,000)	$74,000	$372,000	$(261,000)	$185,000
Office closures	274,000	(4,000)	(108,000)	—	$162,000	6,000	(100,000)	$68,000
Other contractual obligations	111,000	(4,000)		(24,000)	$83,000	20,000	(18,000)	$85,000

Total restructuring	$696,000	$(240,000)	$(36,000)	$(101,000)	$319,000	$398,000	$(379,000)	$338,000

Compensation Expenses and Amortization of Acquired Intangibles

     Compensation expenses and amortization of acquired intangibles consist primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of goodwill and identified intangible assets, consisting of customer relationships, associated with the acquisition. Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of September 30, 2002, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price. For the three and nine months ended September 30, 2002, the Company made contingent cash payments of $553,000 and $1,605,000, respectively, which have been accounted for as compensation expense as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense, as they are contingent upon the future employment of the two key executives. For three and nine months ended September 30, 2002, the amortizations of customer base associated with the Dynamic Decisions acquisition were $63,000 and $187,000 respectively.

Interest and Other Income (Expense), Net

     Interest and other income (expense) increased to $(126,000) from $(3,000), respectively, for the three months ended September 30, 2002 and 2001, respectively. Interest and other income (expense) was $(9,000) for the nine months ended September 30, 2002 and $221,000 for the nine months ended September 30, 2001. These changes are primarily attributable to the amortization of deferred financing costs relating to the Company’s credit facilities, decrease in interest income from a decline in the cash and cash equivalents balance, decrease in average effective interest rates, and impact of foreign currency fluctuations.

Provision (benefit) for Income Taxes

     The Company recorded a benefit for income taxes of $(50,000) and a provision for income tax of $110,000, respectively, for the three and nine months ended September 30, 2002, compared to provision of $50,000 and $169,000, respectively, for the same periods ended September 30, 2001. These changes are primarily attributable to a lower taxable income in certain foreign jurisdictions. The provision for income taxes represents the Company’s state and foreign income tax obligations.

Discontinued Operation

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of its VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at September 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s results of operations for the three and nine months ended September 30, 2002 included $42,000 and $127,000, respectively, in expenses relating to certain defense costs incurred from a claim filed against VistaSource (Note 10), which were not accrued for on the Company’s balance sheet.

Net Loss

     The Company had net losses of $2,388,000 and $3,157,000, respectively, for the three and nine months ended September 30, 2002, compared to $2,315,000 and $7,586,000, respectively for the same periods ended September 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and nine month periods ending September 30, 2002 of $553,000 and $1,605,000 respectively. Additionally, net loss as a percentage of total revenue were 30% and 12%, respectively, for the three and nine months ended September 30, 2002 compared to 26% and 25%, respectively, for the same periods ended September 30, 2001. The total revenue decrease in the third quarter of 2002 of $900,000 was significantly offset by the Company’s cost control initiatives in 2001 and 2002.

Liquidity and Capital Resources

     The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $7,341,000 and $9,278,000 as of September 30, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 65 days as of September 30, 2002 and 70 days as of December 31, 2001. The Company has secured a non-recourse accounts receivable purchase facility. The Company's non-recourse accounts receivable purchase arrangement allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about September 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $941,000. The Company sold $729,000 in accounts receivable as of December 31, 2001. The sales had an immaterial impact on the Company’s DSO by reducing approximately 9 days as of September 30, 2002 and by 3 days as of December 31, 2001. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

     The Company has secured two revolving credit facilities with a bank, providing for loans and other financial accommodations, totaling approximately $5 million. As of September 30, 2002, the Company had no amounts outstanding under these credit facilities. Because the Company is currently in default under certain covenants with the bank, the Company currently has no availability to borrow under either of these facilities. The facilities expire on December 5, 2002.

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $785,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at September 30, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $156,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002

     Cash used by the Company’s operating activities was $945,000 for the nine months ended September 30, 2002 compared to cash used in operating activities of $3,589,000 for the same period in the prior year. The net loss of $3,157,000 for the nine months ended September 30, 2002 was partially offset by the increase in operating assets and liabilities of $219,000, which was primarily due to an increase in deferred revenue of $1,203,000, offset by payments for accrued liabilities and the sale of receivables.

     Cash used in investing activities totaled $1,802,000 for the nine months ended September 30, 2002 compared to cash used in investing activities of $663,000 for the same period ended in September 30, 2001. The increase in cash used in investing activities resulted from the increase of capitalized software cost of $1,417,000 and property and equipment expenditure of $385,000.

     Cash provided by financing activities totaled $622,000 for the nine months ended September 30, 2002, which consisted of net proceeds from factoring of receivables to a bank for $234,000 and proceeds from issuance of stock under stock plans of $388,000. This compares to total cash used in financing activities of $340,000 for the same period ended September 30, 2001.

     In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $2,215,000 in five quarterly installments between October 1, 2002 and October 1, 2003.

     As of September 30, 2002, the Company had future cash commitments for the cash payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum operating lease payments for its office facilities and certain equipment are:

Operating
Leases

2002	$594,000
2003	2,263,000
2004	2,139,000
2005	2,014,000
2006	1,796,000
2007 and thereafter	11,674,000

Total minimum lease payments	$20,480,000

     The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

     The Company has incurred losses from continuing operations for the last several years. As of September 30, 2002, the Company had an accumulated deficit of $40.0 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the nine months ended September 30, 2002 towards decreasing operating losses as compared to the same period last year. Additionally, the Company improved its 2002 cash flow and conserved its cash by effectively controlling its spending. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations and its non-recourse accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra, and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS.

     We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services;

•	the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

•	introduction of products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the mix of products and services we sell;

•	the hiring and retention of key personnel;

•	our expansion into international markets;

•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

•	the acquisition and retention of key partners;

•	changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

•	new government legislation or regulation.

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

OUR FUTURE SUCCESS IS DEPENDENT IN LARGE PART ON THE SUCCESS OF APPLIX INTEGRA.

     We have devoted a substantial amount of resources to the development and marketing of our new Applix Integra product. We believe that our future financial performance will be dependent in large part on the success of Applix Integra. Because Applix Integra just became available for commercial shipments on October 21, 2002, we cannot yet assess its market acceptance or predict with accuracy the amount of revenue it will generate.

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

BECAUSE THE CUSTOMER ANALYTICS AND BUSINESS PLANNING MARKETS ARE HIGHLY COMPETITIVE, WE MAY NOT BE ABLE TO SUCCEED.

     If we fail to compete successfully in the highly competitive and rapidly changing customer analytics and business planning markets, we may not be able to succeed. We face competition primarily from business intelligence firms. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Relative to foreign currency exposures existing at September 30, 2002, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows. To date, foreign currency fluctuations have not had a material effect on the Company’s operating results.

     At September 30, 2002, the Company held $7,341,000 in cash equivalents, including $1,050,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity, and the Company’s intention that all the securities will be sold within one year. There have been no significant changes since September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

1.     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

APPLIX, INC.

Date: November 12, 2002

By: /s/ Walt Hilger Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Alan Goldsworthy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applix, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of November 1, 2002;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ Alan Goldsworthy Alan Goldsworthy Chief Executive Officer

I, Walt Hilger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applix, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of November 1, 2002;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ Walt Hilger Walt Hilger Chief Financial Officer