Form 10-K/A
period 2001-12-31
APPLIX INC /MA/
filed 2003-03-31
CIK 932112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K/A

For Annual and Transitional Reports Pursuant to Sections 13 or 15(d)
of The Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No. 0-25040

APPLIX, INC.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of	04-2781676 (I.R.S. Employer
incorporation or organization)	Identification No.)

289 Turnpike Road, Westborough, Massachusetts (Address of principal executive offices)	01581-2831 (Zip Code)

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

     The number of shares of Common Stock outstanding as of March 19, 2002 was 12,189,900.

Documents Incorporated By Reference

Document Part	Form 10-K/A

Definitive Proxy Statement with respect to the	Part III
Annual Meeting of Stockholders to be held on
May 30, 2002 to be filed with the Securities
and Exchange Commission

Explanatory Note

          This amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission on April 1, 2002 is being filed for the purpose of restating the Registrant’s Consolidated Financial Statements as of December 31, 2001 and for the year then ended, the related Notes to Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customers agreements, revenue under one of which was originally recognized in December 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and to recognize that revenue ratably over the one-year term of the agreement beginning in January 2002. See Note 2 of the Consolidated Financial Statements for a summary of the significant effects of the restatement. This amendment also reflects an expanded Revenue Recognition Policy under the Company’s Significant Accounting Policies in the Notes to Consolidated Financial Statements. The Company has also corrected the classification of certain amounts in the Consolidated Statements of Operations and corrected certain amounts in the Notes to Consolidated Financial Statements for the year ended December 31, 2001.

          This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on April 1, 2002, or modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

APPLIX, INC.

FORM 10-K/A

		Page

	PART II
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 8.	Financial Statements and Supplementary Data	18
	PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	19

     Applix iTM1, Applix iEnterprise, Applix iCustomersight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

     Certain information contained in this Annual Report on Form 10-K/A is forward-looking in nature. All statements included in this Annual Report on Form 10-K/A or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operation results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “ will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Risk Factors”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Item 6. Selected Financial Data

	For the Years ended December 31,

	2001
	(Restated)	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data
Total revenues	$39,405	$40,239	$36,871	$29,062	$22,036
Restructuring and other charges	1,700	—	—	—	—
Amortization of acquired intangible	186	—	—	—	—
Operating loss	(10,355)	(12,877)	(7,624)	(10,901)	(7,158)
Permanent impairment of cost based investment	1,250	—	—	—	—
Net loss from continuing operations	(11,873)	(15,307)	(4,251)	(6,259)	(5,423)
Net income (loss)	(10,792)	(18,912)	2,380	1,187	(404)
Per Share Data
Basic and diluted loss per share from continuing operation	$(1.00)	$(1.36)	$(0.40)	$(0.61)	$(0.54)
Basic and diluted income (loss) per share	$(0.91)	$(1.68)	$0.22	$0.12	$(0.04)

	As of December 31,

	2001
	(Restated)	2000(a)	1999	1998	1997

	(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$8,228	$12,546	$25,476	$21,445	$21,368
Restricted cash	1,050	—	—	—	—
Working capital	1,356	12,113	28,455	24,866	22,632
Total assets	24,938	33,074	54,681	45,613	44,365
Long-term debt	—	—	1,080	—	—
Total stockholders’ equity	8,483	18,234	35,713	29,575	27,987

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company’s consolidated statements of operations as a percentage of net revenue for the period from continuing operations:

	For the Years Ended December 31,

	2001
	(Restated)	2000	1999

Software license revenue	46.7%	59.0%	58.6%
Professional service and maintenance revenue	53.3%	41.0%	41.4%

Total revenue	100.0%	100.0%	100.0%
Cost of software license revenue	3.1%	4.9%	3.9%
Cost of professional services and maintenance revenue	34.7%	34.2%	31.3%

Gross margin	62.3%	60.9%	64.8%
Operating expenses
Selling and marketing	55.0%	63.6%	54.1%
Research and development	17.4%	18.6%	19.2%
General and administrative	11.4%	10.7%	12.2%
Restructuring and other charges	4.3%	—	—
Compensation expense related to amortization of acquired intangibles	0.5%	—	—

Total operating expenses	88.5%	92.9%	85.5%

Operating loss	(26.3%)	(32.0%)	(20.7%)
Loss on impaired investment	(3.2%)	—	—
Interest income, net	(0.7%)	2.9%	2.8%
(Provision for) benefit from income taxes	(1.4%)	(8.9%)	6.4%

Net loss from continuing operations	(30.1%)	(38.0%)	(11.5%)

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Total revenue from continuing operations decreased to $39,405,000 in 2001 from $40,239,000 in 2000. Software license revenue in 2001 of $18,406,000 was approximately 22% lower than 2000 at $23,735,000 and represented 47% of revenue from continuing operations for 2001 and 59% of revenue from continuing operations for 2000. Domestic software license revenue from continuing operations decreased 16% to $6,776,000 in 2001 from $8,064,000 in 2000. International software license revenue from continuing operations decreased 9% to $11,630,000 in 2001 from $12,724,000 in 2000. The decreases were primarily due to the decline in the global economy and the continued slowdown in information technology spending. The Company expects software license revenue to increase as a percent of total revenue in the future primarily due to an expected increase in software license revenues through new channel partners. The Company’s three largest customers (including resellers) comprised a total of 13% and 9% of total software license revenue from continuing operations during 2001 and 2000, respectively.

     Professional services and maintenance revenue from continuing operations increased 27% to $20,999,000 in 2001 from $16,504,000 in 2000 and represented 53% and 41% of total revenue from continuing operations for 2001 and 2000, respectively. Domestic professional services and maintenance revenue from continuing operations increased 17% to $7,380,000 in 2001 from $6,304,000 in 2000. International professional services and maintenance revenue increased 34% to $13,619,000 as compared to $10,200,000 in 2000. The increase was primarily due to increased maintenance revenue as a result of the improved renewal rates for maintenance from existing customers. The Company expects the maintenance revenue as a component of total professional service and maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers. The Company expects professional service revenue to decrease as percentage of total professional services and maintenance revenue due to the Company’s increasing reliance on external consultants. The Company expects the maintenance revenue to increase as a percentage of professional services and maintenance revenue due to further increases in maintenance revenues and the decrease in consulting revenue. Maintenance revenues increased $4,340,000 to $12,387,000 in 2001 from $8,047,000 in 2000. Maintenance revenue continues to grow as a higher percentage of existing customers are choosing to extend maintenance support contracts. The Company expects overall professional services and maintenance revenue from continuing operations to decrease as a percent of total revenue as a result of the expected decrease in professional service revenues.

     Gross margin from continuing operations increased to 62% in 2001 from 61% in 2000. Software license revenue gross margin from continuing operations increased to 93% in 2001 from 92% in 2000. Professional services and maintenance revenue gross margin from continuing operations increased to 35% in 2001 from 17% in 2000, due to a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company’s international operations, decreased 15% to $21,671,000 in 2001 from $25,580,000 in 2000. Selling and marketing expenses from continuing operations decreased as a percentage of total revenue to 55% in 2001 from 64% in 2000. Decreases in selling and marketing expenses are related primarily to completion of the corporate rebranding and remarketing effort that was initiated in 2000. The decrease also reflects the declining staffing levels associated with corporate restructuring initiatives including reduction in headcount during 2001.

     Product research and development expenses from continuing operations, which consist primarily of employee salaries, benefits and related expenses, decreased 9% to $6,848,000 in 2001 from $7,502,000 in 2000. The Company’s investment in product research and development represented 17% and 19% of total revenue from continuing operations for 2001 and 2000, respectively. The Company’s product research and development costs decreased slightly due to productivity gains recognized during 2001. The development costs reflect continued investments in features and functionality for the core Applix iTM1 and Applix iCRM products and the development of the product platform supporting Applix Integra.

     General and administrative expenses from continuing operations, which include the costs of the Company’s finance, human resources, and administrative functions increased 4% to $4,484,000 in 2001 from $4,292,000 in 2000. A decrease in staff costs as a result of restructuring actions was more than offset by an increase in the amortization expense from acquisition activity. General and administrative expenses from continuing operations remained consistent as a percentage of total revenue at 11% in 2001 and 2000. The Company expects that the general and administrative costs as a percent of revenue will decrease in the future as the full benefit from the Company’s restructuring initiatives are fully realized.

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

     The operating loss, before restructuring costs of $1,700,000 in 2001 and $0 in 2000 and amortization of $186,000 in 2001 and $0 in 2000, improved 34% to a loss of $8,469,000 in 2001 as compared to an operating loss of $12,877,000 in 2000. Benefits from the restructuring actions resulted in lower operating expenses and led to a quarterly decline in operating losses.

     Net interest income from continuing operations decreased to $290,000 in 2001 from $1,153,000 in 2000 due to lower interest rates earned on investments and a decrease in the Company’s average cash position.

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

     Net loss from continuing operations was $11,873,000 in 2001 compared to $15,307,000 in 2000. The decrease in net loss was attributed to declining operating expenses, lower provisions for income taxes and improved gross margin profitability. The decreases in selling and marketing operating costs ($3,909,000) were offset by restructuring charges and a loss from impaired investment ($2,905,000).

   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Total revenue from continuing operations increased to $40,239,000 in 2000 from $36,871,000 in 1999. Software license revenue in 2000 of $23,735,000 was approximately 10% higher than 1999 at $21,610,000 and represented 59% of revenue from continuing operation for both years. Domestic software license revenue from continuing operations decreased 6% to $8,064,000 from $8,621,000 in 1999. International software license revenue from continuing operations decreased 19% to $10,502,000 in 2000 from $12,989,000 in 1999. The Company’s three largest customers (including resellers) comprised a total of 9% of total software license revenue from continuing operations during 2000 and 7% of total software license revenue from continuing operations in 1999.

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

     Selling and marketing expenses from continuing operations increased 28% to $25,580,000 in 2000 from $19,957,000 in 1999. Selling and marketing expenses from continuing operations increased as a percentage of total revenue to 64% from 54% in 1999. The Company invested an incremental $5 — $5.5 million in sales and marketing initiatives in 2000 to reposition and rebrand the iCRM and iTM1 solutions and expand its sales organization. The additional expenditures related primarily to these increased staffing levels associated with hiring additional sales representatives and additional spending for marketing programs.

     Research and development expenses from continuing operations increased 6% to $7,502,000 in 2000 from $7,101,000 in 1999, representing 19% of total revenue from continuing operations for both years. The increase in research and development costs was primarily due to adding thin client and distinct features and functionality to the iCRM and iTM1 solutions.

     General and administrative expenses from continuing operations decreased 4% to $4,292,000 in 2000 from $4,485,000 in 1999, and decreased as a percentage of total revenue to 11% in 2000 from 12% in 1999. The general and administrative expenses from continuing operations include corporate overhead costs, which supported continuing and discontinued operations.

     Net interest income from continuing operations increased slightly to $1,153,000 in 2000 from $1,031,000 in 1999 due to slightly higher interest rates.

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

     Net loss from continuing operations was $15,307,000 compared to $4,251,000 in 1999. The increase in net loss was primarily attributed to increased sales and marketing costs of $5.6 million and the establishment of a valuation allowance on the Company’s deferred tax asset of $7.8 million. The increase in sales and marketing costs was attributed to the Company’s previous announced plans to reposition its customer analytics and business planning software business which resulted in incremental spending of $5.0-$5.5 million.

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

     As of December 31, 2001, the Company had cash and cash equivalents of $9,278,000, which included restricted cash of $1,050,000 that represents the security deposit for the headquarter office lease, as compared to $12,546,000 as of December 31, 2000. Cash used in the Company’s operations was $3,225,000 for the year ended December 31, 2001 compared to $8,972,000 for the year ended December 31, 2000. The net loss of $10,792,000 for 2001 was partially offset by the decrease in operating assets and liabilities of $4,731,000, which was primarily due to an increase of accounts receivable collections of $4,635,000, and an increase in deferred revenue bookings of $2,389,000.

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

     Cash provided from financing activities totaled $1,105,000 for the year ended December 31, 2001, which consisted of proceeds received from the exercise of incentive stock options and the Company’s employee stock purchase plan of $737,000, and net proceeds from factoring of receivables to a certain bank of $368,000. This compares to total cash provided by financing activities of $524,000 for 2000.

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

     The Company has secured two revolving credit facilities, providing for loans and other financial accommodations, with a bank totaling approximately $5.0 million. The first facility has an interest rate of prime plus 1.25% and is in the aggregate principal amount of up to the lesser of (i) $2.5 million and (ii) an amount based upon a percentage of the Company’s qualifying domestic accounts receivable. The second facility has an interest rate of prime plus 1.00% and is in the aggregate principal amount of up to the lesser of (i) $2.5 million and (ii) an amount based upon a percentage of the Company’s qualifying foreign accounts receivable. This second facility is guaranteed by the Export-Import Bank of the United States (“EXIM Bank”) and includes certain additional obligations of the Company in favor of EXIM Bank. The obligations of the Company to SVB are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of the Company and such subsidiaries. Because the Company has not yet satisfied certain conditions precedent, covenants, and other requirements, the Company currently has no availability to borrow or receive other financial accommodations under either of the credit facilities. The facilities expire on December 5, 2002. At the time the credit facility becomes available, a default in the bank covenants could adversely affect the Company’s ability to access its existing credit facilities or obtain access to new credit facilities in the future and could increase the cost of such facilities.

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

     In accordance with generally accepted accounting principles (GAAP), the Company recognized a sale for those accounts receivable balances for which there was not a future obligation to the customer in the amount of $361,000. The Company has concluded that these accounts have been legally isolated, and accordingly, these amounts have been removed from the Company’s accounts receivable balance at December 31, 2001. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $368,000 did not reduce the accounts receivable balance, and has been recorded as a financing transaction and recognized as a liability at December 31, 2001. This amount is expected to be repaid by the Company to the bank during 2002. The sale of the receivables had an immaterial impact on the Company’s days sales outstanding (DSO), by reducing approximately 3 days from approximately 77 to 74 days.

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

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2001, the Company had an accumulated deficit of $38.1 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the year towards decreasing operating losses on a quarterly sequential basis. Additionally, the Company improved its fourth quarter 2001 cash flow and improved its cash position at December 31, 2001. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. In addition, borrowings under the Company’s credit facilities are dependent upon adequate borrowings base and the maintenance of certain financial covenants, which may limit the availability of borrowing. The Company does not currently anticipate the need to draw down on the two revolving credit lines for its working capital needs. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Operating Results for 2001 and 2000

				Q4 2001
	Q1 2001	Q2 2001	Q3 2001	(Restated)

	(Unaudited)
	(In thousands, except per share data)
Revenue from continuing operations	$11,327	$10,444	$8,858	$8,776
Gross margin from continuing operations	6,868	6,718	5,352	5,596
Restructuring and other charges	—	512	438	750
Amortization of acquired intangible asset	—	62	62	62
Permanent impairment of cost based investment	—	—	—	1,250
Net loss from continuing operations	$(3,310)	$(2,679)	$(2,678)	$(3,206)
Gain from discontinued operation	718	—	363	—

Net loss	$(2,592)	$(2,679)	$(2,315)	$(3,206)

Net loss per share	$(0.22)	$(0.23)	$(0.19)	$(0.27)
Weighted average number of basic and diluted shares outstanding	11,689	11,740	11,934	11,975

The operating results for the quarter ended December 31, 2001 have been restated to reflect the deferral of $898,000 in license revenue previously recognized.

	Q1 2000	Q2 2000	Q3 2000	Q4 2000

	(Unaudited)
	(In thousands, except per share data)
Revenue from continuing operations	$9,277	$8,938	$10,967	$11,057
Revenue from discontinued operation	3,144	2,708	1,898	2,500

Revenue as previously reported in the 10-Q	$12,421	$11,646	$12,865	$13,557

Gross margin from continuing operations	$5,280	$5,101	$7,209	$6,907
Gross margin from discontinued operation	2,628	1,979	1,183	1,827

Gross margin as previously reported in the 10-Q	$7,908	$7,080	$8,392	$8,734

Operating profit (loss) before amortization	$(2,639)	$(4,919)	$(2,468)	$(2,724)
Amortization of goodwill and acquired assets	$31	$32	$32	$32
Net loss from continuing operations	$(1,544)	$(3,054)	$(1,124)	$(9,585)
Net income (loss) from discontinued operation	747	(214)	(1,101)	(3,037)

Net loss	$(797)	$(3,268)	$(2,225)	$(12,622)

Net loss per share	$(0.07)	$(0.29)	$(0.20)	$(1.09)
Weighted average number of basic and diluted shares outstanding	11,043	11,245	11,352	11,580

     The Company’s Consolidated Financial Statement and Supplementary Data included under Item 14 of this Annual Report on Form 10-K/A are incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Consolidated Financial Statements.

             The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10-K/A.

             2. Consolidated Financial Statement Schedule.

             The consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10-K/A.

             3. Exhibits.

3.1(1)	—	Restated Articles of Organization.

3.2(1)	—	By-laws.

4.1(2)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.1(1)+	—	Applix, Inc. 1994 Equity Incentive Plan.

10.2(1)+	—	Applix, Inc. 1984 Stock Option Plan.

10.3(3)+	—	Applix, Inc. 2000 Director Stock Option Plan.

10.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10.5(5)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10.6+(5)	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.

10.7(7)	—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001.

10.8(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10.9(6)+	—	Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy, dated July 3, 2001.

10.10(7)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.

10.11(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Alan Goldsworthy.

10.12(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Ed Terino.

10.13(5)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.

10.14*	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.

10.15*	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.

10.16*	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.

10.17*	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank

21.1*	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of PricewaterhouseCoopers LLP.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 33-85688).

2.	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated September 20, 2000.

3.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 30, 2000.

4.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

5.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.
*	Previously filed

+	Management contract or compensatory plan.

(b)  Reports on Form 8-K in the fourth quarter of 2001.

          None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to the Registrant’s Report on Form 10-K to be signed on its behalf as of March 31, 2003 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ David C. Mahoney David C. Mahoney President and Chief Executive Officer

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended hereby, of Applix, Inc.;

2.	Based on my knowledge, the annual report, as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended hereby;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended hereby, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: March 31, 2003	/s/ David C. Mahoney David C. Mahoney Chief Executive Officer

CERTIFICATIONS

I, Walt Hilger, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended hereby, of Applix, Inc.;

2.	Based on my knowledge, the annual report, as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended hereby;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended hereby, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: March 31, 2003	/s/ Walt Hilger Walt Hilger Chief Financial Officer

Index to Consolidated Financial Statements and Financial Statement Schedule

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

As more fully described in Note 2, the Company has restated its 2001 financial statements.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 2002, except for Note 17,
as to which the date is February 8, 2002
and Note 2 , as to which the date is March
7, 2003

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 24, 2001

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands, except share and per share amounts)

ASSETS

	2001
	(Restated)	2000

Current assets:
Cash and cash equivalents	$8,228	$12,546
Accounts receivable, net of allowances of $1,446 and $1,397, respectively	7,202	12,026
Other current assets	1,672	2,381

Total current assets	17,102	26,953
Restricted cash	1,050	—
Property and equipment, at cost:
Computer equipment	11,959	11,817
Office furniture, equipment and leasehold improvements	2,292	3,658

	14,251	15,475
Less accumulated depreciation and amortization	(11,722)	(12,379)

Net property and equipment	2,529	3,096
Capitalized software costs, net of accumulated amortization of $1,598 and $886, respectively	1,042	910
Goodwill, net of accumulated amortization of $1,084 and $896, respectively	1,117	370
Intangible assets, net of accumulated amortization of $186	1,314	—
Other assets	784	1,745

TOTAL ASSETS	$24,938	$33,074

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2001 and 2000
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2001
	(Restated)	2000

Current liabilities:
Accounts payable	$2,137	$2,406
Accrued liabilities	6,716	7,145
Deferred revenue	6,711	4,222
Net liabilities of discontinued operation	182	1,067

Total current liabilities	15,746	14,840
Long term liabilities	709	—
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding Common stock, $.0025 par value; 30,000,000 shares authorized; 12,320,096 and 11,893,893 shares issued at December 31, 2001 and 2000, respectively	31	30
Capital in excess of par value	49,212	48,249
Accumulated deficit	(38,060)	(27,268)
Accumulated other comprehensive loss	(503)	(580)
Notes receivable from stock purchase agreements	(1,120)	(1,120)

	9,560	19,311
Less 306,198 shares of treasury stock	(1,077)	(1,077)

Total stockholders’ equity	8,483	18,234

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,938	$33,074

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999
(In thousands, except share and per share data)

	2001
	(Restated)	2000	1999

Software license revenue	$18,406	$23,735	$21,610
Professional services and maintenance revenue	20,999	16,504	15,261

Total revenue	39,405	40,239	36,871
Cost of software license revenue	1,214	1,985	1,454
Cost of professional services and maintenance revenue	13,657	13,757	11,498

Gross margin	24,534	24,497	23,919
Operating expenses
Selling and marketing	21,671	25,580	19,957
Research and development	6,848	7,502	7,101
General and administrative	4,484	4,292	4,485
Amortization of acquired intangible asset	186	—	—
Restructuring and other charges	1,700	—	—

Total operating expenses	34,889	37,374	31,543
Operating loss	(10,355)	(12,877)	(7,624)
Non-operating income (expense)
Permanent impairment of cost based investment	(1,250)	—	—
Interest income, net	290	1,153	1,031

Loss from continuing operations before income taxes	(11,315)	(11,724)	(6,593)
Benefit (provision) for income taxes	(558)	(3,583)	2,342

Net loss from continuing operations	(11,873)	(15,307)	(4,251)
Discontinued operation
Income (loss) from discontinued operation, including income tax provision of $63 and $3,739 in 2000 and 1999, respectively	—	(367)	6,631
Gain (loss) on disposal of discontinued operation, including a provision of $2,367 for losses during the phase-out period in 2000	1,081	(3,238)	—

Net income (loss)	$(10,792)	$(18,912)	$2,380

Basic and diluted income (loss) per share
Continuing operations	$(1.00)	$(1.36)	$(0.40)
Discontinued operation	$0.09	$(0.32)	$0.62

Total income (loss) per share	$(0.91)	$(1.68)	$0.22

Weighted average number of basic and diluted shares outstanding	11,861	11,246	10,625

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2001, 2000 and 1999
(In thousands, except share amounts)

						Notes
				Accumulated		Receivable
		Capital in		Other		from Stock
	Common	Excess of	Accumulated	Comprehensive	Unearned	Purchase	Treasury
	Stock	Par Value	Deficit	(Loss) Income	Compensation	Agreements	Stock	Total

Balance, December 31, 1998	$26	$41,689	$(10,736)	$(471)	$—	$—	$(933)	$29,575
Stock option income tax benefit		921						921
Stock issued for purchase of Cosource.com (148,571 shares)		640						640
Stock issued under stock plans (749,391 shares)	3	2,423						2,426
Issuance of restricted stock		1,440			(1,440)			—
Repurchase of common stock (27,500 shares)							(144)	(144)
Net income			2,380					2,380
Foreign currency exchange translation adjustment				(85)				(85)
Comprehensive income								2,295

Balance, December 31, 1999	29	47,113	(8,356)	(556)	(1,440)	—	(1,077)	35,713
Stock issued under stock plans (188,591 shares)		1,184						1,184
Issuance of restricted stock (256,002 shares)	1	1,119				(1,120)		—
Amortization of unearned compensation					273			273
Forfeiture of restricted stock		(1,167)			1,167			—
Net loss			(18,912)					(18,912)
Foreign currency exchange translation adjustment				(24)				(24)
Comprehensive loss								(18,936)

Balance, December 31, 2000	30	48,249	(27,268)	(580)	—	(1,120)	(1,077)	18,234
Stock issued under stock plans (326,203 shares)	1	736						737
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)		227						227
Net loss			(10,792)					(10,792)
Foreign currency exchange translation adjustment				77				77
Comprehensive loss								(10,715)

Balance, December 31, 2001 (Restated)	31	49,212	(38,060)	(503)	—	(1,120)	(1,077)	8,483

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001
Years ended December 31,	(Restated)	2000	1999

Operating activities
Net income (loss)	$(10,792)	$(18,912)	$2,380
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	1,410	2,032	1,633
Amortization	1,086	1,330	862
(Gain) loss on sale of discontinued operation	(1,081)	3,238	—
Write-off of impaired investment	1,250	—	—
Non-cash restructuring charges	92	—	—
Non-cash stock compensation expense	30	573	—
Provision for doubtful accounts	49	344	—
Deferred tax asset	—	3,001	(406)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,635	(1,214)	61
Sale of accounts receivable	361	—	—
(Increase) decrease in other assets	566	864	(1,165)
Increase in restricted cash	(1,050)	—	—
Increase (decrease) in accounts payable	(540)	433	592
Increase (decrease) in accrued liabilities	(2,021)	381	61
Increase in other liabilities	195	—	—
Increase (decrease) in deferred revenue	2,389	(1,042)	705
Increase in accrued discontinued operations	196	—	—

Cash (used in) provided by operating activities	(3,225)	(8,972)	4,723
Investing activities
Property and equipment expenditures	(856)	(2,655)	(1,709)
Capitalized software costs	(844)	(1,803)	(784)
Payment for disposition of subsidiary	(100)	—	—
Net proceeds from sale of discontinued operation	1,300	—	—
Payments for acquisition, net of cash acquired	(1,733)	—	(1,197)
Purchase of short-term investments	—	(31,715)	(41,000)
Maturities of short-term investments	—	46,870	29,885

Cash provided by (used in) investing	(2,233)	10,697	(14,805)
Financing activities
Proceeds from issuance of stock under stock plans	737	1,184	3,346
Purchase of common stock	—	—	(144)
Payment on notes payable	—	(660)	—
Proceeds from short-term borrowings	368	—	—
Principal payments under capital lease obligations	—	—	(118)

Cash provided by financing activities	1,105	524	3,084
Effect of exchange rate changes on cash	35	(24)	(85)

Net increase (decrease) in cash and cash equivalents	(4,318)	2,225	(7,083)
Cash and cash equivalents at beginning of period	12,546	10,321	17,404

Cash and cash equivalents at end of period	$8,228	$12,546	$10,321
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$311	$110	$312
Stock issued in exchange for stockholder notes	$—	$1,120	$—
Stock issued for acquisition of Dynamic Decision Pty	$227	$—	$—

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

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2001, the Company had an accumulated deficit of $38.1million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the year towards decreasing operating losses on a quarterly sequential basis. Additionally, the Company improved its fourth quarter 2001 cash flow and improved its cash position at December 31, 2001. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. In addition, borrowings under the Company’s credit facilities are dependent upon adequate borrowings base and the maintenance of certain financial covenants, which may limit the availability of borrowing. The Company does not currently anticipate the need to draw down on the two revolving credit lines for its working capital needs. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

2. REVISION OF FINANCIAL STATEMENTS TO ACCOUNT FOR REVENUE RECOGNITION

     As discussed in Note 3, the Company recognizes revenues from software licensing and service fees in accordance with Statement of Position (“SOP”) 97-2 and SOP 98-9 (as defined in Note 3). On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customers agreements, revenue under one of which was originally recognized in December 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and to recognize that revenue ratably over the one year term of the agreement beginning in January 2002.

A summary of the significant effects of the revision is as follows:

Year ended
December 31,
2001

Software license revenues as previously reported	$19,304
Software license revenues as restated	18,406
Net loss as previously reported	$(9,894)
Net loss as restated	(10,792)
Net income (loss) per share, basic and diluted, as previously reported	$(0.83)
Net income (loss) per share, basic and diluted, as restated	(0.91)

December 31,
2001

Deferred revenue as previously reported	$5,813
Deferred revenue as restated	6,711
Accumulated deficit as previously reported	$(37,162)
Accumulated deficit as restated	(38,060)

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Applix, Inc. and all of its wholly owned subsidiaries. Upon consolidation all significant intercompany accounts and transactions are eliminated.

Revenue Recognition

The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and Original Equipment Manufacturers (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed, or purchase order has been received;

•	Delivery has occurred. If the assumption by the customer of the risks and rewards of its licensing rights occurs upon the delivery to the carrier (FOB Shipping Point), then delivery occurs upon shipment (which is typically the case). If assumption of such risks and rewards occurs upon delivery to the customer (FOB Destination), then delivery occurs upon receipt by the customer. In all instances delivery includes electronic delivery of authorization keys to the customer;

•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	Collectibility is probable; and

•	Vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services

     The Company also uses the residual method under SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

     As part of an arrangement, end-user customers typically purchase maintenance contracts as well as professional services from the Company. Maintenance services include telephone and Web based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. Therefore, professional services are deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, training, building simple interfaces and running test data.

     Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is typically one year, based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when maintenance is purchased separately, which is typically the contract’s renewal rate.

     Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and is typically an hourly rate for professional services and a per class rate for training. Revenues for consulting services are generally recognized on a time and material basis as services are delivered. Based upon the Company’s experience in completing product implementations, it has determined that these services are typically delivered within 3 months or less subsequent to the contract signing.

     The Company’s license arrangements with its end-user customers and indirect channel partners do not include any rights of return or price protection, nor do arrangements with indirect channel partners include any sell-through contingencies. In those instances where the Company has granted a customer rights to when-and-if available additional products, the Company recognizes the arrangement fee ratably over the term of the agreement.

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable reasonably to cure the nonconformity or defect. Generally, the Company determines that this warranty provision is not an acceptance provision and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

     At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the payment terms granted to the customer. For end-user customers and indirect channel partners, the Company’s typical payment terms are due within 30 days of invoice date. However, in those cases where payment terms are greater than 30 days, the Company does not recognize revenue from the arrangement fee unless the payment is due within 90 days. If the payment terms for the arrangement are considered extended (greater than 90 days), the Company defers revenue under these arrangements and such revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due.

     In those instances in which indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner, the Company accounts for amounts received in these arrangements in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In initial and renewal years for which the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, such amount is recorded as revenue over the term of the maintenance period at the net amount received since the Company does not collect the fees from the end-user customer, it does not have latitude in establishing the price paid by the end-user customer for maintenance services, and it does not have the latitude to select the supplier providing first level support. However, in those circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partner for such renewals aggregated $287,000, $7,000 and $0, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of Statement of Financial Accounting Standards No. 125 (FAS 125). FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted FAS No. 140 on April 1, 2001, which did not result in a material impact to its consolidated financial position or results of operations.

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

4. DISCONTINUED OPERATION

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

     Summary operating results and balance sheet information of the discontinued operation are as follows (in thousands):

	2001	2000	1999

Operating Results:
Revenue	$1,666	$10,250	$18,970
Income (loss) before income taxes	(870)	(304)	10,370
Net income (loss)	(870)	(367)	6,631
Balance sheet information:
Accounts receivable, less allowance for doubtful accounts of $200 and $0 for 2000 and 1999, respectively	$—	$3,159	$4,178
Other current assets	—	200	302
Property and equipment, less accumulated depreciation of $602 and $243 for 2000 and 1999, respectively	—	1,218	646
Capitalized software, less accumulated amortization of $425 and $1,557 for 2000 and 1999, respectively	—	367	165
Intangible assets, less accumulated amortization of $220 and $18 for 2000 and 1999, respectively	—	1,098	1,300
Accounts payable	—	(254)	(216)
Accrued liabilities	(182)	(985)	(588)
Deferred revenue	—	(2,632)	(2,858)
Note payable, current portion	—	—	(358)
Note payable, noncurrent portion	—	—	(1,080)
Accrued loss on disposal	—	(3,238)	—

Net assets (liabilities) of discontinued operation	$(182)	$(1,067)	$1,491

5. ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2001 and 2000 consisted of the following (in thousands):

	2001	2000

Income taxes	$938	$1,240
Sales and value added taxes	1,278	1,777
Accrued compensation and benefits	2,524	2,463
Restructuring	766	—
Other	1,210	1,665

Total	$6,716	$7,145

6. INCOME TAXES

     Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2001	2000	1999

Domestic	$(12,515)	$(12,831)	$(7,330)
Foreign	1,200	1,107	737

Total	$(11,315)	$(11,724)	$(6,593)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:

Federal and state	$77	$16	$(2,859)
Foreign	481	566	207

Total Current	558	582	(2,652)

Deferred:
Federal and state	—	(4,831)	215
Foreign	—	—	95
Change in valuation allowance	—	7,832	—

Total Deferred	—	3,001	310

Total income tax provision	$558	$3,583	$(2,342)

     The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2001	2000	1999

Net operating loss carryforwards	$11,211	$5,066	$616
Deferred revenue	264	719	243
Accounts receivable	505	607	193
Accrued expenses	392	135	53
Vacation and benefits	254	549	776
Software/fixed assets	434	49	325
Tax credit carryforwards	1,752	1,297	795
Deferred Tax Liability	(450)	—	—
Valuation allowance	(14,362)	(8,422)	—

NET DEFERRED TAX ASSET	$—	$—	$3,001

     The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2001	2000	1999

U.S. federal statutory rate	$(3,847)	$(3,986)	$(2,241)
State and foreign tax provision, net	(619)	(589)	(194)
Research and experimentation tax credit	—	(211)	(237)
Permanent items	185	512	195
Other	43	25	135
Unbenefitted losses	4,796	7,832	—

TAX PROVISION	$558	$3,583	$(2,342)

     The Company had net operating loss carryforwards of approximately $27,798,000 and $11,800,000 at December 31, 2001 and 2000, respectively. The Company also has federal research tax credits of approximately $1,100,000 and $1,300,000 at December 31, 2001 and 2000, respectively. These net operating loss carryforwards and credits expire in various amounts through 2021.

     A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company established a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization. The valuation allowance increased by $5,940,000 during 2001, primarily due to the increase in net operating loss carryforwards.

     Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 would be allocated as follows (in thousands):

Reported in the statement of operations	$12,002
Reported in capital in excess of par	2,360

$14,362

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

7. COMMITMENTS

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

8. STOCKHOLDERS’ EQUITY

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

     Information with respect to activity under the stock option plans is as shown below:

		Options Outstanding

	Available for		Weighted Average
	Grant	Number	Exercise Price

Balance at December 31, 1998	308,842	2,342,673	$3.90
Additional authorized	500,000	—	—
Expiration of options under the 1984 and Sinper Plan	(8,093)	—	—
Option granted	(1,013,400)	1,013,400	$5.78
Option exercised	—	(559,292)	$3.29
Options cancelled	495,179	(495,179)	$4.67

Balance at December 31, 1999	282,528	2,301,602	$4.82

Additional authorized	1,550,000	—	—
Stock issued	(256,002)	—	—
Expiration of options under 1984 Plan	(202)	—	—
Options granted	(1,451,080)	1,451,080	$10.08
Options exercised	—	(117,826)	$16.13
Options cancelled	531,674	(531,674)	$3.56

Balance at December 31, 2000	656,918	3,103,182	$6.97

Additional authorized	1,000,000	—	—
Stock issued	(35,000)	—	—
Expiration of options under 1984
Plan and Sinper Plan	(7,328)	—	—
Options granted	(1,880,301)	1,880,301	$1.90
Options exercised	—	(66,241)	$3.06
Options cancelled	1,255,642	(1,255,642)	$6.74

Balance at December 31, 2001	989,931	3,661,600	$4.52

     Related information for options outstanding and exercisable as of December 31, 2001 under the stock option plans is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.61-$0.99	171,000	6.75	$0.74	—	—
$1.00-$1.65	468,455	6.37	$1.39	11,404	$1.35
$1.66-$2.91	951,006	6.38	$2.15	94,686	$2.39
$2.92-$4.88	945,252	3.18	$3.57	813,946	$3.50
$4.89-$9.88	670,620	4.19	$5.98	392,346	$5.93
$9.89-$17.75	437,962	5.04	$13.53	183,746	$13.42
$17.76-$24.06	9,805	4.94	$18.18	9,180	$18.19
$24.07-$34.75	7,500	1.35	$34.75	7,500	$34.75

	3,661,600	4.99	$4.52	1,512,808	$5.49

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

     As required under FAS 123, the reported net loss and diluted loss per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows (thousands, except per share data):

	2001	2000	1999

Pro forma net income (loss)	$(14,218)	$(22,514)	$773
Pro forma income (loss) per share	$(1.20)	$(2.00)	$0.07

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

9. EMPLOYEE BENEFIT PLAN

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

10. MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATIONS

     As a result of the Vistasource disposition, the Company had only one operating segment at December 31, 2001. Accordingly, the Company has restated the historical segment data to exclude the Vistasource business unit, for which the segment data is included in Note 4.

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

     A summary of the Company’s operations by geographic locations for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

Geographic Segment Information	2001	2000	1999

Revenue from continuing operations
United States	$14,156	$14,065	$12,714
Europe	20,865	23,019	22,508
Pacific Rim	4,384	3,155	1,649

Total revenue from continuing operations	$39,405	$40,239	$36,871

Revenue from discontinued operations
United States	$—	5,738	10,075
Europe	—	4,512	8,895
Pacific Rim	—	—	—

Total revenue from discontinued operations	$—	$10,250	$18,970

Long-lived Assets
United States	$1,956	$4,544	$7,613
Europe	778	1,082	725
Pacific Rim	912	—	—

Total long-lived assets	$3,646	$5,626	$8,338

11. ACQUISITIONS

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”) for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer base, of $1,500,000 was recorded based on the fair value of the asset at the time of acquisition and will be amortized on a straight — line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 has been recorded as goodwill, and has been amortized on a straight-line basis over its estimated useful life of six years.

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

	Twelve Months Ended
	December 31
	(Unaudited)

	2001
(In thousands, except for per share amounts)	(Restated)	2000

Revenue	$39,980	$43,311
Net income (loss)	$(10,441)	$(17,059)

Total basic and diluted earning (loss) per share	$(0.88)	$(1.52)

     On December 10, 1999, the Company acquired Cosource.com for an aggregate cost of $4,300,000 consisting of cash of $480,000, stock valued at $2,100,000, promissory notes for $1,400,000 and the estimated acquisition costs of approximately $250,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Cosource.com and the results of its operations have been included in the 1999 financial statements of the Company since the date of the acquisition. The notes payable were expected to be paid in eight equal installments over a four-year period at a 5% annual interest rate. $1,400,000 of the stock issued was expected to vest in eight equal installments over a four-year period. The notes payable and the stock were contingent on the continued employment during that period of two key employees and were therefore recorded as unearned compensation. In 2000, these two key employees left the Company. As a result, the Company repurchased the stock which had not yet vested, and the Company’s obligation to make further payment on the notes terminated. Accordingly, the items related to the unearned compensation and notes payable have been removed from the balance sheet in 2000. The purchase resulted in $1,300,000 in goodwill, various other intangible assets, which were being amortized over a seven-year period from the acquisition date. The unamortized balance of the intangible assets of $1,098,000 is included in the calculation of the loss on disposal of VistaSource.

12. RESTRUCTURING EXPENSES

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

13. RESTRICTED CASH

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

14. NON-RECOURSE RECEIVABLE SALE

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

15. IMPAIRMENT OF INVESTMENT

     In December 2001, the Company determined that its cost-based investment in TurboLinux, Inc. (“TurboLinux”) of $1,250,000 was impaired. This assessment was based on the Company’s review of TurboLinux’s operating results and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its estimated net realizable value of zero.

16. BANK CREDIT FACILITIES

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

17. SUBSEQUENT EVENT

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

Schedule II —Valuation and Qualifying Accounts for the Year ended December 31, 2001.

	Balance at	Additions
	beginning	Charges to cost	Charges to	Balance at
	of year	and expenses	accounts	end of year

2001

Allowance for accounts receivable	1,397,000	316,000	267,000	1,446,000

EXHIBIT INDEX

     The Exhibits filed as a part of this Annual Report on Form 10-K are the following:

3.1(1)	—	Restated Articles of Organization.

3.2(1)	—	By-laws.

4.1(2)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.1(1)+	—	Applix, Inc. 1994 Equity Incentive Plan.

10.2(1)+	—	Applix, Inc. 1984 Stock Option Plan.

10.3(3)+	—	Applix, Inc. 2000 Director Stock Option Plan.

10.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10.5(5)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10.6+(5)	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.

10.7(7)	—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001.

10.8(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10.9(6)+	—	Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy, dated July 3, 2001.

10.10(7)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.

10.11(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Alan Goldsworthy.

10.12(4)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Company and Ed Terino.

10.13(5)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.

10.14*	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.

10.15*	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.

10.16*	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.

10.17*	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank

21.1*	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of PricewaterhouseCoopers LLP.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 33-85688).

2.	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated September 20, 2000.

3.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 30, 2000.

4.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

5.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

*	Previously filed

+	Management contract or compensatory plan.