Form 10-Q/A
period 2002-03-31
APPLIX INC /MA/
filed 2003-03-31
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1 TO
FORM 10-Q/A

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

Explanatory Note

This amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on May 15, 2002 is being filed for the purpose of restating the Registrant’s Condensed Consolidated Financial Statements as of March 31, 2002 and for the three months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customer agreements, revenue under one of which was originally recognized in December 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and to recognize that revenue ratably over the one-year term of the agreement beginning in January 2002. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This amendment also reflects an expanded revenue recognition policy disclosure under the Company’s Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements. The Company has also corrected the classification of certain amounts in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2002.

     This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 15, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

APPLIX, INC.
Form 10-Q/A
For the Quarterly Period Ended March 31, 2002

         Applix iTM1, Applix iEnterprise, Applix iCustomersight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

         Certain information contained in this Quarterly Report on Form 10-Q/A is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operation results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “ will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Risk Factors”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2002	2001
	(Restated)

Assets

Current assets:

Cash and cash equivalents	$8,320	$8,228

Accounts receivable, less allowance for doubtful accounts of $1,462 and $1,446	7,013	7,202

Prepaid expenses and other current assets	1,834	1,672

Total current assets	17,167	17,102

Restricted cash	1,050	1,050

Property and equipment, at cost:	14,439	14,251

Less accumulated amortization and depreciation	(11,954)	(11,722)

	2,485	2,529

Capitalized software costs, net of accumulated amortization of $1,796 and $1,598	1,590	1,042

Goodwill, net of accumulated amortization of $1,084	1,117	1,117

Intangible assets net of accumulated amortization of $250 and $186	1,250	1,314

Other assets	791	784

Total assets	$25,450	$24,938

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,720	$2,137

Accrued expenses	6,409	6,898

Deferred revenue	7,949	6,711

Total current liabilities	16,078	15,746

Long term liabilities	614	709

Commitments and contingencies (Note 11 )	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—

Common stock, $.0025 par value; 30,000,000 shares authorized; 12,468,598 and 12,320,096 shares issued	31	31

Additional paid in capital	49,404	49,212

Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)

Accumulated deficit	(37,930)	(38,060)

Accumulated other comprehensive loss	(550)	(503)

Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	8,758	8,483

Total liabilities and stockholders’ equity	$25,450	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
( in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2002	2001
	(Restated)

Revenues:

Software license	$4,603	$5,814

Professional services and maintenance	4,904	5,513

Total revenues	9,507	11,327

Cost of revenues:

Software license	346	211

Professional services and maintenance	2,616	4,248

Total cost of revenues	2,962	4,459

Gross margin	6,545	6,868

Operating expenses:

Product development	1,081	2,108

Sales and marketing	3,416	7,015

General and administrative	1,325	1,123

Compensation expenses and amortization of acquired intangible assets (Note 7)	578	—

Total operating expenses	6,400	10,246

Operating income (loss)	145	(3,378)

Interest and other income, net	49	112

Income (loss) from continuing operations before income taxes	194	(3,266)

Provision for income taxes	64	44

Income (loss) from continuing operations	130	(3,310)

Discontinued operations	—	718

Net income (loss)	$130	$(2,592)

Net income (loss) per share, basic and diluted

Continuing operations	$0.01	$(0.28)

Discontinuing operations	—	0.06

Total income (loss) per share	$0.01	$(0.22)

Weighted average number of basic and diluted shares outstanding	12,115	11,689

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
( in thousands)
(unaudited)

	Three Month Ended
	March 31,
	2002	2001
	(Restated)

Cash flows from operating activities:

Net loss	$130	$(2,592)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	232	154

Amortization	262	241

Provision for doubtful accounts	16	53

Changes in operating assets and liabilities:

(Increase) in accounts receivable	98	(199)

Sale of accounts receivable	443

(Increase) decrease in other assets	(176)	263

Increase (decrease) in accounts payable	(417)	684

(Decrease) in accrued liabilities	(690)	(1,473)

Increase in deferred revenue	1,238	942

Cash (used in) provided by operating activities	1,136	(1,927)

Cash flows from investing activities:

Property and equipment expenditures	(188)	(40)

Capitalized software costs	(746)	(175)

Cash received from purchase of Dynamic Decisions Pty Limited	—	17

Net proceeds from sale of discontinued operation	—	1,300

Cash provided by (used in) investing	(934)	1,102

Cash flows from financing activities:

Proceeds from issuance of stock under stock plans	192	526

Proceeds from short-term borrowing	201	—

Payment on short-term borrowing	(368)

Cash provided by financing activities	25	526

Effect of exchange rate changes on cash	(135)	(64)

Net increase (decrease) in cash and cash equivalents	92	(363)

Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$8,320	$12,183

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions Pty Limited	$—	$227

Note payable issued for acquisition of Dynamic Decisions Pty Limited	$—	$1,549

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

        A summary of the significant effects of the revision is as follows:

Three months ended
March 31,
2002

(in thousands except for per share data)
Software license revenues as previously reported	$4,379

Software license revenues as restated	4,603

Net income (loss) as previously reported	(94)

Net income (loss) as restated	130

Net income (loss) per share, basic and diluted, as previously reported	$(0.01)

Net income (loss) per share, basic and diluted, as restated	$0.01

	March 31,	December 31,
	2002	2001

Deferred revenue as previously reported	$7,275	$5,813

Deferred revenue as restated	7,949	6,711

Accumulated deficit as previously reported	$(37,256)	$(37,162)

Accumulated deficit as restated	$(37,930)	$(38,060)

3.    Summary of Significant Accounting Policies

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

Revenue Recognition

         The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and Original Equipment Manufactures (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position (SOP) (“SOP 97-2”) “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed, or purchase order has been received;

•	Delivery has occurred. If the assumption by the customer of the risks and rewards of its licensing rights occurs upon the delivery to the carrier (FOB Shipping Point), then delivery occurs upon shipment (which is typically the case). If assumption of such risks and rewards occurs upon delivery to the customer (FOB Destination), then delivery occurs upon receipt by the customer. In all instances delivery includes electronic delivery of authorization keys to the customer;

•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	Collectibility is probable; and

•	Vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

     The Company also uses the residual method under SOP 98-9 (“SOP 98-9”) “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

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

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable reasonably to cure the nonconformity or defect. Generally, the Company determines that this warranty provision is not an acceptance provision and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

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

     In those instances in which indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner, the Company accounts for amounts received in these arrangements in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In initial and renewal years for which the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, such amount is recorded as revenue over the term of the maintenance period at the net amount received since the Company does not collect the fees from the end-user customer, it does not have latitude in establishing the price paid by the end-user customer for maintenance services, and it does not have the latitude to select the supplier providing first level support. However, in those circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period.

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

4.	Net Income (Loss) Per Share

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

5.	Comprehensive Income or Loss

         Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income or loss includes foreign currency translation adjustments.

	Three Months Ended March 31 (in thousands)

	2002	2001

Net income (loss)	$130	$(2,592)

Other comprehensive loss	(47)	(63)

Total comprehensive income (loss)	$83	$(2,655)

6.	Segment and Geographical Information

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

7.	Acquisition

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

Three Months Ended
March 31
2001

(Unaudited)

(In thousands, except per share amounts)
Revenue	$11,885

Net income (loss)	$(2,251)

Total basic and diluted net income (loss) per share	$(0.19)

8.	Restructuring Charges

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

			Balance at		Balance at
	Charges	Payments	December 31,	Payments	March 31,
Cash charges	incurred	made	2001	made	2002

Work force reduction	$363,000	$(52,000)	$311,000	$(232,000)	$79,000
Office closures	274,000	—	274,000	(4,000)	270,000
Other contractual obligations	111,000	—	111,000	(4,000)	107,000

Total	$748,000	$(52,000)	$696,000	$(240,000)	$456,000

9.	Discontinued Operation

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

10.	Non-recourse Sale of Receivables

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

         In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $443,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at March 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $201,000 has been recorded as a financing transaction and recognized as a liability at March 31, 2002 because the sale of these receivables do not qualify to be recorded as a sale under FAS No. 148.

11.	Commitments and Contingencies

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

Results of Continuing Operations For The Three Months Ended March 31, 2002 and 2001

         The following table sets forth the consolidated statement of operations data for the three months ended March 31, 2002 and 2001, expressed as a percentage of total revenues:

	Three months ended

	March 31,	March 31,
	2002	2001

Software license revenue	48.4%	51.3%

Professional services and maintenance	51.6%	48.7%

Total revenue	100.0%	100.0%

Cost of software license revenue	3.6%	1.9%

Cost of professional services and maintenance	27.5%	37.5%

Gross margin	68.8%	60.6%

Operating expenses

Product development	11.4%	18.6%

Sales and marketing	35.9%	61.9%

General and administrative	13.9%	9.9%

Compensation expenses related to acquisition	6.1%	0.0%

Total operating expenses	67.3%	90.5%

Operating income (loss)	1.5%	(29.8)%

Interest income, net	0.1%	0.1%

Provision for income taxes	0.1%	0.4%

Net income (loss) for continuing operations	1.0%	(29.2)%

Discontinued operations	—	6.3%

Net income (loss)	1.0%	(22.9)%

Revenues

         Revenue from continuing operations decreased 16% to $9,507,000 for the quarter ended March 31, 2002 from $11,327,000 for the quarter ended March 31, 2001. Revenues decreased primarily due to a weakening economy, continued slowdown in information technology spending and seasonal weakness in Europe.

Software License

         Software license revenue from continuing operations decreased 21% to $4,603,000 for the three months ended March 31, 2002 from $5,814,000 for the three months ended March 31, 2001 or 48% of total revenue compared to 51% of the total revenue for the three months ended March 31, 2001. Software license revenue decreased primarily due to the progressively weakening economy, and the continued slowdown in information technology spending which in turn led to the Company’s customers delaying their purchasing decisions. Despite these slowdowns during the quarter ended March 31, 2002, the Company continued to increase its customer base with 65 new customers. This represents the highest number of new customers added in the past four quarters.

         Domestic license revenue from continuing operations increased 17% to $2,706,000 for the quarter ended March 31, 2002 from $2,304,000 for the same period in 2001 due to an increase in the number of licenses of the Company’s application sold to new and existing customers.

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

Professional Services and Maintenance

         Professional services and maintenance revenue from continuing operations decreased for the three months ended March 31, 2002 to $4,904,000, or 52% of total revenue, compared to $5,513,000, or 49% of total revenue, for the three months ended March 31, 2001 representing a 11% decrease. For the three months ended March 31, 2002, maintenance revenues increased 33% to $3,379,000 as compared to $2,535,000 for the three months ended March 31, 2001, while consulting and training revenue decreased 49% to $1,525,000 as compared to $2,978,000 for the three months ended March 31, 2001. The increase in maintenance revenue is primarily due to growth in the installed base of customers receiving maintenance and a greater number of customers electing renewal of their maintenance support contracts. The Company expects the maintenance revenue as a component of total professional service and maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers as they choose to extend their maintenance support contracts. The Company expects professional service revenue to decrease as a percentage of total professional services and maintenance revenue due to the Company’s increasing reliance on external consultants as the Company continues to control its costs.

         Domestic service revenue from continuing operations decreased 3% to $1,910,000 for the three months ended March 31, 2002 from $1,965,000 for the three months ended March 31, 2001.

         International service revenues decreased by 16% to $2,994,000 in the three months ended March 31, 2002 from $3,548,000 for the three months ended March 31, 2001.

Cost of Revenues

Cost of Software License Revenue

         Cost of software license revenue consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues was $346,000 for the three months ended March 31, 2002, compared to $211,000 for the three months ended March 31, 2001. As a percentage of software license revenue, cost of software license revenue increased to 4% in the three months ended March 31, 2002, as compared to 2% for the three months ended March 31, 2001.

Cost of Professional Services and Maintenance Revenue

         The cost of professional services and maintenance revenue consists primarily of personnel, facilities and system costs incurred to provide consulting, customer support under the maintenance agreements and training. Cost of professional services and maintenance revenue from continuing operations decreased to $2,616,000 for the three months ended March 31, 2002 from $4,248,000 for the three months ended March 31, 2001. As a percentage of professional services and maintenance revenue, these costs were 53% in the first quarter of 2002 as compared to 77% in the first quarter of 2001. Professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 47% for the three months ended March 31, 2002 as compared to 23% for the three months ended March 31, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. This gross margin improvement on maintenance and services is a direct reflection of the Company’s focus on margin improvement and the results of rebalancing the Company’s cost structure.

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

         Product development from continuing operations decreased 49% to $1,081,000 for the three months ended March 31, 2002 from $2,108,000 for the three months ended March 31, 2001. This represents 11% of total revenue for the three months ended March 31, 2002 compared to 19% of total revenue for the three months ended March 31, 2001. The decrease is primarily due to decreased employee and outside consulting costs and capitalization of product development costs consisting primarily of salaries, benefits and related indirect overhead costs of $746,000 in the three months ended March 31, 2002, as a result of the Company’s extensive product development efforts pertaining to the Company’s new Integra platform. The Company anticipates that it will continue to invest substantial resources in the new product development, primarily the Applix Integra platform and new versions of the existing products and additional modules for its existing products. The Company anticipates that it will capitalize development costs associated with the Integra platform until its commercial release, which is expected to be in 2002.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, commissions and bonuses and the cost of the Company’s international operations earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses and the cost of the Company’s international operations. Sales and marketing expenses from continuing operations decreased 51% to $3,416,000 for the three months ended March 31, 2002 from $7,015,000 for the three months ended March 31, 2001. Selling and marketing expenses decreased as a percentage of total revenue to 36% for the three months ended March 31, 2002 from 62% for the three months ended March 31, 2001. The decrease was primarily due to the Company’s decreased staffing levels associated with the Company’s 2001 restructuring initiatives, reduced sales commissions and bonuses, and management’s further implementation of cost control initiatives, including reductions in advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative Expenses

          General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel, and bad debt expense. General and administrative expenses from continuing operations increased 18% to $1,325,000 for the three months ended March 31, 2002 from $1,123,000 for the three months ended March 31, 2001. The increase was primarily due to increases in the Company's operating costs which included rent and related costs of its new corporate headquarters. General and administrative expenses increased as a percentage of total revenue to 14% for the three months ended March 31, 2002 from 10% for the three months ended March 31, 2001.

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

Interest and Other Income, Net

         Interest income decreased to $49,000 for the three months ended March 31, 2002, compared to $112,000 for the three months ended March 31, 2001. The decrease is primarily due to fewer funds invested and lower interest rates.

Provision for Income Taxes

         The Company recorded a provision from income taxes of $64,000 for the three months ended March 31, 2002, compared to $44,000 for the three months ended March 2001. The provision for income taxes represents the Company’s state and foreign income tax obligations.

Operating Income (loss) and Operating Margin

         Operating loss from continuing operations was $3,378,000 for the three months ended March 31, 2001, compared to operating income of $145,000 for the three months ended March 31, 2002. Additionally, operating loss as a percentage of total revenue was 30% for the three months ended March 31, 2001, compared to an operating income as a percentage of total revenue of 2% the three months ended March 31, 2002. The total revenue decrease of $1,820,000 was significantly offset by the Company’s cost control initiatives including 2001 restructuring initiatives.

Liquidity and Capital Resources

         The Company derives it liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $9,370,000 and $9,278,000 as of March 31, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s days sales outstanding (“DSO”) in accounts receivable was 70 days as of December 31, 2001, compared with 66 days as of March 31, 2002. The Company sold $729,000 in accounts receivables as of December 31, 2001, compared to $644,000 as of March 31, 2002 under its non-recourse accounts receivable purchase agreement with a bank. The sale had an immaterial impact on the Company’s DSO by reducing approximately 3 days as of December 31, 2001 and 6 days as of March 31, 2002. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

         Cash provided by the Company’s operating activities was $1,136,000 for the quarter ended March 31, 2002 compared to cash used in operating activities of $1,927,000 for the same period in the prior year. The net income of $130,000 for the first quarter of 2002 was partially offset by the increase in operating assets and liabilities of $496,000, which was primarily due to an increase of in deferred revenue of $1,238,000.

         Cash used in investing activities totaled $934,000 for the quarter ended March 31, 2002 compared to cash provided by investing activities of $1,102,000 for the quarter ended March 31, 2001. The increase in cash used in investing activities primarily resulted from the increase of capitalized software cost of $746,000 and property and equipment expenditure of $188,000.

         Cash provided by financing activities totaled $25,000 for the quarter ended March 31, 2002, which consisted of net payments from factoring of receivables to a certain bank of $167,000 from the accounts receivable factoring arrangement for the amounts owned to the bank at March 31, 2002 which were not accounted for as a sale and proceeds from issuance of stock under stock plans of $192,000. This compares to total cash provided by financing activities of $526,000 for the same quarter ended March 31, 2001.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

10.1*	Termination Agreement, dated January 14, 2002 by and among the Company, Applix GMbH and Michael Schieb

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter for which this report was filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-Q/A to the registrant’s Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: March 31, 2003	/s/ Walt Hilger

Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David Mahoney, certify that:

1.  I have reviewed this quarterly report on Form 10-Q, as amended hereby, of Applix, Inc.;

2.  Based on my knowledge, the quarterly report, as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended hereby;

3.  Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended hereby, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: March 31, 2003	/s/ David C. Mahoney

David C. Mahoney Chief Executive Officer

CERTIFICATIONS

I, Walt Hilger, certify that:

1.  I have reviewed this quarterly report on Form 10-Q, as amended hereby, of Applix, Inc.;

2.  Based on my knowledge, the quarterly report, as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended hereby;

3.  Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended hereby, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: March 31, 2003	/s/ Walt Hilger

Walt Hilger Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

10.1*	Termination Agreement, dated January 17, 2002, by and among the Company, Applix GMbH and Michael Schieb

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, filed with the Commission on May 15, 2002.