Form 10-Q/A
period 2002-06-30
APPLIX INC /MA/
filed 2003-03-31
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Amendment No. 1 to
FORM 10-Q/A

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

Explanatory Note

       This amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on August 14, 2002 is being filed for the purpose of restating the Registrant’s Condensed Consolidated Financial Statements as of June 30, 2002 and for the six months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customer agreements. Revenue under the first of the two agreements was originally recognized in the quarter ended December 31, 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and recognize that revenue ratably over the one-year term of the agreement beginning in January 2002. The second agreement, executed on June 30, 2002, did not adequately meet the criteria set forth in the Company’s revenue recognition policy. In accordance with the policy, the Company is deferring $341,000 in revenue from the quarter ended June 30, 2002, a portion of which is expected to be recognized in the quarter ending March 31, 2003 and the remainder of which was transferred as part of the Company’s sale of its CRM business in January 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This amendment also reflects an expanded revenue recognition policy under the Company’s Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements. The Company has also corrected the classification of certain amounts in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows for the quarter ended June 30, 2002.

       This amendment does not reflect events occurring after the filing of the original Quarterly Report Form 10-Q on August 14, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revision as described above.

APPLIX, INC.
Form 10-Q/A
For the Quarterly Period Ended June 30, 2002

Page No.

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24
Part II – Other Information
Item 6. Exhibits and Reports on Form 8-K	25
Signature	26
Certifications

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)
(unaudited)

	June 30,	December
	2002	31,
Assets	(Restated)	2001

Current assets:
Cash and cash equivalents	$7,897	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,485 and $1,446, respectively	7,168	7,202
Prepaid expenses and other current assets	2,011	1,672

Total current assets	17,076	17,102
Restricted cash	1,050	1,050
Property and equipment, at cost:	14,701	14,251
Less accumulated amortization and depreciation	(12,385)	(11,722)

	2,316	2,529
Capitalized software costs, net of accumulated amortization of $2,051 and $1,598, respectively	1,797	1,042
Goodwill, net of accumulated amortization of $1,084	1,117	1,117
Intangible assets net of accumulated amortization of $312 and $186, respectively	1,188	1,314
Other assets	848	784

Total assets	$25,392	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,972	$2,137
Accrued expenses	6,429	6,898
Deferred revenue	8,097	6,711

Total current liabilities	16,498	15,746
Long term liabilities	667	709
Commitments and contingencies (Note 11)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,478,393 and 12,320,096 shares issued, respectively	31	31
Additional paid in capital	49,423	49,212
Less Treasury stock, 306,198 shares	(1,077)	(1,077)
Accumulated deficit	(38,721)	(38,060)
Accumulated other comprehensive loss	(309)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	8,277	8,483

Total liabilities and stockholders’ equity	$25,392	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	June 30,	2002	June 30,
	(Restated)	2001	(Restated)	2001

Revenues:
Software license	$3,848	$4,537	$8,451	$10,351
Professional services and maintenance	5,227	5,907	10,131	11,420

Total revenues	9,075	10,444	18,582	21,771
Cost of revenues:
Software license	427	315	773	526
Professional services and maintenance	2,648	3,411	5,264	7,659

Total cost of revenues	3,075	3,726	6,037	8,185
Gross margin	6,000	6,718	12,545	13,586
Operating expenses:
Product development	1,364	1,707	2,445	3,815
Sales and marketing	3,560	5,990	6,976	13,005
General and administrative	1,193	1,154	2,518	2,277
Compensation expenses and amortization of acquired intangible (Note 7)	598	62	1,176	62
Restructuring expense	(37)	512	(37)	512

Total operating expenses	6,678	9,425	13,078	19,671

Operating loss	(678)	(2,707)	(533)	(6,085)
Interest and other income, net	68	103	117	215

Loss from continuing operations before income taxes	(610)	(2,604)	(416)	(5,870)
Provision for income taxes	96	75	160	119

Net loss from continuing operations	(706)	(2,679)	(576)	(5,989)

Gain (loss) from discontinued operation	(85)	-	(85)	718

Net loss	$(791)	$(2,679)	$(661)	$(5,271)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.06)	$(0.23)	$(0.05)	$(0.51)
Discontinued operation	(0.01)	-	(0.01)	0.06

Total loss per share	$(0.07)	$(0.23)	$(0.05)	$(0.45)

Weighted average number of basic and diluted shares outstanding	12,166	11,740	12,135	11,714

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
( in thousands)
(unaudited)

	Six Months ended
	June 30,
	2002 (Restated)	2001

Cash flows from operating activities:
Net loss	$(661)	$(5,271)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	571	592
Amortization	577	422
Provision for doubtful accounts	39	-
(Gain)/loss from discontinued operations	85	(718)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(674)	508
Sale of Accounts Receivable	599
(Increase) decrease in other assets	(403)	87
Decrease in accounts payable	(165)	(68)
Decrease in accrued liabilities	(930)	(1,456)
Increase in deferred revenue	1,386	1,205

Cash provided in operating activities	424	(4,699)

Cash flows from investing activities:
Property and equipment expenditures	(450)	(131)
Capitalized software costs	(1,208)	(454)
Payment for acquisitions, net of cash acquired	-	24
Net proceeds from sale of discontinued operation	-	1,300
Cash paid upon sale of subsidiary	-	(100)

Cash provided by (used in) investing	(1,658)	639

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	211	546
Proceeds from short term borrowings	644	-
Payments on short term borrowings	(201)

Cash provided by financing activities	654	546
Effect of exchange rate changes on cash	249	(36)

Net decrease in cash and cash equivalents	(331)	(3,550)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$7,897	$8,996

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions Pty	$-	$227
Note payable issued for acquisition of Dynamic Decisions Pty	$-	$1,549

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

2.    Revision of Financial Statements to Account for Revenue Recognition

     As discussed in Note 3, the Company recognizes revenues from software licensing and service fees in accordance with Statement of Position (“SOP”) 97-2 and SOP 98-9 (as defined in Note 3). On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customers agreements, revenue under one of which was originally recognized in December 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and to recognize that revenue ratably over the one-year term of the agreement beginning in January 2002 and is deferring $341,000 in revenue from the quarter ended June 30, 2002, a portion of which is expected to be recognized in the quarter ending March 31, 2003 and the remainder of which was transferred as part of the Company’s sale of its CRM business in January 2003.

A summary of the significant effects of the revision is as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

	(in thousands except per share data)
Software license revenues as previously reported	$3,964	$8,343
Software license revenues as restated	3,848	8,451
Net loss as previously reported	$(675)	$(769)
Net loss as restated	(791)	(661)
Net income (loss) per share, basic and diluted, as previously reported	$(0.06)	$(0.06)
Net income (loss) per share, basic and diluted, as restated	(0.07)	(0.05)

	June 30, 2002	December 31, 2002

Deferred revenue as previously reported	$7,307	$5,813
Deferred revenue as restated	8,097	6,711
Accumulated deficit as previously reported	$(37,931)	$(37,162)
Accumulated deficit as restated	(38,721)	(38,060)

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

Revenue Recognition

     The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and Original Equipment Manufacturers (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed, or purchase order has been received;
•	Delivery has occurred. If the assumption by the customer of the risks and rewards of its licensing rights occurs upon the delivery to the carrier (FOB Shipping Point), then delivery occurs upon shipment (which is typically the case). If assumption of such risks and rewards occurs upon delivery to the customer (FOB Destination), then delivery occurs upon receipt by the customer. In all instances delivery includes electronic delivery of authorization keys to the customer;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;
•	Collectability is probable; and
•	Vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services

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

     At the time the Company enters into an agreement, the Company assesses the probability of collection of the fee and the payment terms granted to the customer. For end-user customers and indirect channel partners, the Company’s typical payment terms are due within 30 days of invoice date. However, in those cases where payment terms are greater than 30 days, the Company does not recognize revenue from the arrangement fee unless the payment is due within 90 days. If the payment terms for the arrangement are considered extended (greater than 90 days), the Company defers revenue under these arrangements and such revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net loss	$(791)	$(2,679)	$(661)	$(5,271)
Goodwill amortization, net of tax	-	52	-	84
Adjusted net loss	$(791)	$(2,627)	$(661)	$(5,187)

Loss per share,
basic and diluted:
As reported	$(0.07)	$(0.23)	$(0.05)	$(0.45)
Adjusted	$-	$(0.22)	$-	$(0.44)

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(791)	$(2,679)	$(661)	$(5,271)
Other comprehensive income	150	63	197	0

Total comprehensive loss	$(641)	$(2,616)	$(464)	$(5,271)

6.    Segments and Geographical Information

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

8.  Restructuring Charges

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

10.  Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the purchase agreement in the amount of $729,000. On or about June 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $1,243,000.

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $361,000 and $599,000 for December 31, 2001 and June 30, 2002, respectively. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at December 31, 2001 and June 30, 2002, respectively. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $368,000 and $644,000 has been recorded as a financing transaction and recognized as a liability at December 31, 2001 and June 30, 2002, respectively because the sale of these receivables do not qualify to be recorded as a sale under FAS No. 148.

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

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at June 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s result of operations for the three months ended June 30, 2002 included $85,000 in expenses relating to certain defense costs incurred from a claim filed against Vistasource (Note 11), which were not accrued for on the Company’s balance sheet.

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

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and is now required to analyze its goodwill for impairment during the first six months of fiscal 2002, and subsequently on an annual basis thereafter, unless facts or circumstances arise earlier which indicate impairment. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations. The Company performed the first of the required impairment tests of goodwill using the Income Approach, a present value technique, which indicated that an impairment does not appear to exist as a result of adoption of SFAS 142.

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

Results of Continuing Operations for the Three and Six Months Ended June 30, 2002 and 2001

      The following table sets forth the consolidated statement of operations data for the three and six months ended June 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Software license revenue	42.4%	43.4%	45.5%	47.5%
Professional services and maintenance	57.6%	56.6%	54.5%	52.5%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	4.7%	3.0%	4.2%	2.4%
Cost of professional services and maintenance	29.2%	32.7%	28.3%	35.2%

Gross margin	33.9%	64.3%	67.5%	62.4%
Operating expenses
Product development	15.0%	16.3%	13.2%	17.5%
Sales and marketing	39.2%	57.4%	37.5%	59.7%
General and administrative	13.1%	11.0%	13.6%	10.5%
Compensation Expenses and amortization of acquired intangible	6.6%	0.1%	6.3%	0.3%
Restructuring and other charges	-0.4%	4.9%	-0.2%	2.4%

Total operating expenses	73.6%	90.2%	70.4%	92.4%

Operating loss	-7.5%	-25.9%	2.9%	-28.0%
Interest (income) expense, net	0.7%	1.0%	0.6%	-1.0%
Provision for income taxes	1.1%	0.7%	0.9%	0.5%

Net loss from continuing operations	7.8%	-25.7%	-3.1%	-27.5%

Discontinued operation	-0.9%	0.0%	-0.5%	3.3%

Net loss	-8.7%	-25.7%	-3.6%	-24.4%

Revenues

       Revenue for the quarter ended June 30, 2002 was $9,075,000, a 13% decrease from revenue of $10,444,000 for the same quarter last year. For the six months ended June 30, 2002, revenue was $18,582,000, a 15% decrease from revenue of $21,771,000 as compared to the six months ended June 30, 2001. Revenues decreased primarily due to the progressive weakening of the global economy and continued reductions in expenditures in the information technology market.

Software License

       Software license revenue from continuing operations decreased 15% to $3,848,000 for the three months ended June 30, 2002 from $4,537,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, software license revenue decreased 19% to $8,451,000 from $10,351,000 as compared to the corresponding period in the prior year. Software license revenue as a percentage of total revenue was 42% and 43% in the three-month periods ended June 30, 2002 and 2001, respectively. Software license revenue decreased primarily due to the weakened global technology capital spending, which has impacted software license revenue to a greater extent than professional services and maintenance revenue. Despite these continued slowdowns of information technology spending, during the quarter ended June 30, 2002, the Company continued to build customer momentum, with 65 new customers choosing Applix solutions.

       Domestic license revenue from continuing operations increased 41% to $1,580,000 for the quarter ended June 30, 2002 from $1,121,000 for the second quarter of 2001. For the six months ended June 30, 2002, domestic license revenue increased 25% to $4,286,000 from $3,425,000 at the same period last year. The increase of domestic license revenue was partly due to an increase in the number of licenses of the Company’s software sold to new and existing customers.

       International license revenue from continuing operations decreased 34% to $2,268,000 for the quarter ended June 30, 2002 from $3,416,000 for the same period in 2001. For the six months ended June 30, 2002, international license revenue decreased 40% to $4,165,000 from $6,926,000 compared to June 30, 2001. The decrease was primarily due to the continued weakening economic conditions in Europe and continued decline in information technology spending worldwide.

       The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARS”), independent distributors and sales agents.

Professional Services and Maintenance

       Professional services and maintenance revenue from continuing operations decreased 12% for the three months ended June 30, 2002 to $5,227,000, as compared to $5,907,000, for the three months ended June 30, 2001. Professional services and maintenance revenue as a percentage of total revenue increased to 58% for the quarter ended June 30, 2002 as compared to 57% for the quarters ended June 30, 2001. For the six months ended June 30, 2002, professional services and maintenance revenue decreased 11% to $10,131,000 from $11,420,000 for the same period ended June 30, 2001. For the three months ended June 30, 2002, maintenance revenues increased 10% to $3,594,000 compared to $3,276,000 for the three months ended June 30, 2001; while consulting and training revenue decreased 38% to $1,633,000 compared to $2,631,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, maintenance revenues increased 20% to $6,972,000 as compared to $5,811,000 for the same period ended June 30, 2001; while consulting and training revenue decreased 44% to $3,159,000 compared to $5,609,000 for the six months ended June 30, 2001. The increase in maintenance revenue is primarily due to growth in the installed base of customers receiving maintenance and a greater number of customers electing renewal of their maintenance support contracts. The Company expects the maintenance revenue as a component of total professional service and maintenance revenue to continue to increase due to continuing improvement in maintenance renewals from existing customers as they choose to extend their maintenance support contracts. The Company expects professional service revenue to decrease as a percentage of total professional services and maintenance revenue due to the Company’s increasing reliance on external consultants as the Company continues to control its costs.

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

Cost of Revenues

Cost of Software License Revenue

        Cost of software license revenue consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues increased 36% to $427,000 for the three months ended June 30, 2002, compared to $315,000 for the same quarter ended June 30, 2001. For the six months ended June 30, 2002, cost of software license revenue increased 40% to $773,000 as compared to $526,000 for the same period in prior year. As a percentage of software license revenue, cost of software license revenue increased to 11% in the three months ended June 30, 2002, as compared to 7% for the three months ended June 30, 2001. For the six months ended June 30, 2002, cost of software license revenue as percentage of software license revenue increased to 9% compared to 5% a year earlier. Cost of software license revenue increased in absolute dollars and as a percentage of software license revenue primarily due to an increase in partner royalty costs.

Cost of Professional Services and Maintenance Revenue

       The cost of professional services and maintenance revenue consists primarily of personnel, facilities and system costs incurred to provide consulting, customer support under the maintenance agreements and training. Cost of professional services and maintenance revenue from continuing operations decreased 23% to $2,648,000 for the three months ended June 30, 2002 from $3,411,000 for the three months ended June 30, 2001. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 49% in the second quarter of 2002 as compared to 42% during the same quarter of 2001. For the three and six months ended June 30, 2002, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 49% and 48%, respectively, as compared to 42% and 33%, respectively, for the same periods ended June 30, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. This gross margin improvement on maintenance and services is a direct reflection of the Company’s focus on margin improvement and the results of rebalancing the Company’s cost structure.

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

        Product development from continuing operations decreased 20% to $1,364,000 for the three months ended June 30, 2002, from $1,707,000 for the three months ended June 30, 2002. This represents 15% of the total revenue for the three months ended June 30, 2002 as compared to 16% of the total revenue for the three months ended June 30, 2001. Product development from continuing operations decreased 36% to $2,445,000 for the six months ended June 30, 2002 from $3,815,000 for the six months ended June 30, 2001. The decrease is primarily due to decreased employee and outside consulting costs as a result of development synergies with the new Applix Integra platform and capitalization of product development costs consisting primarily of salaries, benefits and related indirect overhead costs of $462,000 in the three months ended June 30, 2002 and $1,208,000 for the six months ended June 30, 2002 compared to $118,000 and $454,000 for the three and six months ended June 30, 2001. The capitalized development is directly related to the Company’s extensive product development efforts pertaining to the Company’s new Integra platform. The Company anticipates that it will continue to invest substantial resources in new product development, primarily the Applix Integra platform, new versions of existing products and additional modules for its existing products. The Company anticipates that it will capitalize development costs associated with the Applix Integra platform until its commercial release, which is expected in 2002.

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

General and Administrative

       General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses from continuing operations increased 3% to $1,193,000 for the three months ended June 30, 2002 from $1,154,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses increased 11% to $2,518,000 compared to $2,277,000 for the six months ended June 30, 2001. The increase was primarily due to increases in the Company’s operating costs, which included rent and related costs of its new corporate headquarters. As a percentage of total revenue, general and administrative expenses were 13% and 11%, respectively, for the three months ended June 30, 2002 and 2001, and 14% and 11%, respectively, for the six months ended June 30, 2002 and 2001.

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

Interest and Other Income, Net

       Interest and other income decreased to $68,000 and $103,000, respectively, for the three and six months ended June 30, 2002, compared to $117,000 and $215,000, respectively, for the three and six months ended June 30, 2001. The decrease was primarily attributable to the impact of exchange rate fluctuations partially offset by the amortization of line of credit setup costs and to a lesser extent, the decrease in the average effective interest rates.

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

Net Loss and Operating Margin

       The Company had net losses of $791,000 and $661,000, respectively, for the three and six months ended June 30, 2002, compared to $2,679,000 and $5,271,000, respectively for the same periods ended June 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and six month periods ending June 30, 2002 of $535,000 and $1,052,000 respectively. Additionally, operating loss as a percentage of total revenue was 8% and 3%, respectively for the three and six months ended June 30, 2002 compared to 26% and 28%, respectively, for the same periods ended June 30, 2001. The total revenue decrease in the second quarter of 2002 of $1,369,000 from $10,444,000 for the same period in 2001 was significantly offset by the Company’s cost control initiatives including 2001 restructuring initiatives.

Liquidity and Capital Resources

        The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $8,947,000 and $9,278,000 as of June 30, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s days sales outstanding (“DSO”) in accounts receivable was 74 days as of December 31, 2001 and 71 days as of June 30, 2002. The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about June 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $599,000. The Company sold $729,000 in accounts receivable as of December 31, 2001. The sales had an immaterial impact on the Company’s DSO by reducing approximately 3 days as of December 31, 2001 and by increasing approximately 6 day as of June 30, 2002. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

       In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $427,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at June 30, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $172,000 has been recorded as a financing transaction and recognized as a liability at June 30, 2002.

       Cash provided by the Company’s operating activities was $424,000 for the six months ended June 30, 2002 compared to cash used in operating activities of $4,699,000 for the same period in the prior year. The net loss of $661,000 for the first half of 2002 was partially offset by the decrease in operating assets and liabilities of $187,000, which was primarily due to an increase in deferred revenue of $1,386,000, offset by payments for accrued liabilities and the sale of receivables.

       Cash used in investing activities totaled $1,658,000 for the six months ended June 30, 2002 compared to cash provided by investing activities of $639,000 for the same period ended in June 30, 2001. The increase in cash used in investing activities resulted from the increase of capitalized software cost of $1,208,000 and property and equipment expenditure of $450,000.

       Cash provided by financing activities totaled $654,000 for the six months ended June 30, 2002, which consisted of net proceeds from factoring of receivables to a bank for $443,000 from the accounts receivable factoring arrangement for the amounts owed to the bank at June 30, 2002 which were not accounted for as a sales and proceeds from issuance of stock under stock plans of $211,000. This compares to total cash provided by financing activities of $546,000 for the same period ended June 30, 2001.

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

       The Company has incurred losses from continuing operations for the last several years. Over those periods of time and as of June 30, 2002, the Company had an accumulated deficit of $38,721,000. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the six months ended June 30, 2002 towards decreasing operating losses as compared to the same period last year. Additionally, the Company improved its first two quarters 2002 cash flow and conserved its cash by effectively controlling its spending. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

(A)    EXHIBITS

10.3*        Applix, Inc. 2000 Director Stock Option Plan, as amended.

99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Previously filed.

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

Date: March 31, 2003

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

Date: March 31, 2003

/s/ Walt Hilger

Walt Hilger
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.3*	Applix, Inc. 2000 Director Stock Option Plan, as amended

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.