Form 10-Q/A
period 2002-09-30
APPLIX INC /MA/
filed 2003-03-31
CIK 932112

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

Explanatory Note

       This amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on November 13, 2002 is being filed for the purpose of restating the registrant’s Condensed Consolidated Financial Statements as of September 30, 2002 and for the six months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customer agreements. Revenue under the first of the two agreements was originally recognized in the quarter ended December 31, 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and recognize that revenue ratably over the one-year term of the agreement beginning in January 2002. The second agreement, executed on June 30, 2002 did not adequately meet the criteria set forth in the Company’s revenue recognition policy. In accordance with the policy, the Company is deferring $341,000 in revenue from the quarter ended September 30, 2002. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This amendment also reflects an expanded revenue recognition policy under the Company’s Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements. The Company has also corrected the classification of certain amounts in the Condensed Consolidated Statement of Operations.

       This amendment does not reflect events occurring after the filing of the original Quarterly Report Form 10-Q on November 13, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revision as described above.

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

     Certain information contained in this Quarterly Report on Form 10-Q/A is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q/A or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operation results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Factors That May Affect Future Results”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2002 (Restated)	2001

Assets
Current assets:
Cash and cash equivalents	$6,291	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,675 and $1,446	5,731	7,202
Prepaid expenses and other current assets	2,009	1,672

Total current assets	14,031	17,102
Restricted cash	1,050	1,050
Property and equipment, at cost	14,708	14,251
Less accumulated amortization and depreciation	(12,665)	(11,722)

	2,043	2,529
Capitalized software costs, net of accumulated amortization of $2,326 and $1,598	1,731	1,042
Goodwill, net of accumulated amortization of $744, respectively (Note 2)	1,187	1,117
Intangible assets, net of accumulated amortization of $375 and $186	1,125	1,314
Other assets	856	784

Total assets	$22,023	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,173	$2,137
Accrued expenses	5,348	6,898
Deferred revenue	7,581	6,711

Total current liabilities	15,102	15,746
Long term liabilities	645	709
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,670,752 and 12,320,096 shares issued	32	31
Additional paid in capital	49,599	49,212
Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)
Accumulated deficit	(40,884)	(38,060)
Accumulated other comprehensive loss	(274)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	6,276	8,483

Total liabilities and stockholders’ equity	$22,023	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002 (Restated)	2001	2002 (Restated)	2001

Revenues:
Software license	$3,231	$4,240	$11,682	$14,591
Professional services and maintenance	4,951	4,618	15,082	16,038

Total revenues	8,182	8,858	26,764	30,629
Cost of revenues:
Software license	503	298	1,275	852
Professional services and maintenance	2,341	3,208	7,606	10,839

Total cost of revenues	2,844	3,506	8,881	11,691
Gross margin	5,338	5,352	17,883	18,938
Operating expenses:
Product development	1,615	1,698	4,060	5,513
Sales and marketing	3,431	4,610	10,415	17,485
General and administrative	1,338	1,148	3,834	3,449
Compensation expenses and amortization of	—		—
acquired intangibles ( Note 7)	616	62	1,792	124
Restructuring expense	398	438	361	950

Total operating expenses	7,398	7,956	20,462	27,521
Operating loss	2,060	(2,604)	(2,579)	(8,732)
Interest and other income (expense), net	112	(24)	(9)	234

Loss from continuing operations before income taxes	(2,172)	(2,678)	(2,588)	(8,498)
Provision (benefit) for income taxes	(50)	50	110	169

Net loss from continuing operations	(2,122)	(2,678)	(2,698)	(8,667)
Gain (loss) from discontinued operation	(42)	363	(128)	1,081

Net loss	$(2,164)	$(2,315)	$(2,824)	$(7,586)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.17)	$(0.22)	$(0.22)	$(0.73)
Discontinued operation	0.00	0.03	(0.01)	0.09

Total loss per share	$(0.18)	$(0.19)	$(0.23)	$(0.64)

Weighted average number of basic and diluted shares outstanding	12,282	11,934	12,184	11,808

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002 (Restated)	2001

Cash flows from operating activities:
Net loss	$(2,824)	$(7,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	847	917
Amortization	917	796
Provision for doubtful accounts	229	—
Gain from discontinued operations	—	(1,081)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(413)	4,015
Sale of accounts receivables	1,655	—
Increase in other assets	(409)	(77)
Decrease in accounts payable	(33)	(595)
Decrease in accrued liabilities	(1,784)	(1,666)
Increase in deferred revenue	870	1,713

Cash used in operating activities	(945)	(3,589)
Cash flows from investing activities:
Property and equipment expenditures	(385)	(314)
Capitalized software costs	(1,417)	(582)
Payment for acquisitions, net of cash acquired	—	(967)
Net proceeds from sale of discontinued operation	—	1,300
Cash paid upon sale of subsidiary	—	(100)

Cash used in investing activities	(1,802)	(663)
Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	388	710
Increase in restricted cash	—	(1,050)
Short-term borrowings	234	—

Cash provided by financing activities	622	(340)
Effect of exchange rate changes on cash	188	4

Decrease in cash and cash equivalents	(1,937)	(4,588)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$6,291	$7,958
Restricted cash at end of period	$1,050	$1,050
Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$227
Note payable issued for acquisition of Dynamic Decisions	$—	$558
Cash paid for income tax	$—	$15

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

2.     Revision of Financial Statements to Account for Revenue Recognition

     AS discussed in Note 3, the Company recognizes revenues from software licensing and service fees in accordance with Statement of Position (“SOP”) 97-2 and SOP 98-9 (as defined in Note 3). On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customers agreements, revenue under one of which was originally recognized in December 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and to recognize that revenue ratably over the one-year term of the agreement beginning in January 2002 and is deferring $341,000 in revenue from the quarter ended June 30, 2002.

A summary of the significant effects of the revision is as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

	(In thousands except per share data)
Software license revenues as restated	$3,007	$11,350
Software license revenues as previously reported	3,231	11,682

Net loss as previously reported	$(2,388)	$(3,157)
Net loss as restated	(2,164)	(2,824)

Net loss per share, basic and diluted, as previously reported	$(0.19)	$(0.25)
Net loss per share, basic and diluted, as restated	$(0.18)	$(0.23)

	September 30, 2002	December 31, 2001

Deferred revenue as previously reported	$7,016	$5,813
Deferred revenue as restated	7,581	6,711

Accumulated deficit as previously reported	$(40,319)	$(37,162)
Accumulated deficit as restated	(40,884)	(38,060)

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

     The Company also uses the residual method under SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

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

     Revenues from professional services are generally recognized based on vendor specific objective evidence of far value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and is typically an hourly rate for professional services and a per class rate for training. Revenues for consulting services are generally recognized on a time and material basis as services are delivered. Based upon the Company’s experience in completing product implementations, it has determined that these services are typically delivered within 3 months or less subsequent to the contract signing.

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

     At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the payment terms granted to the customer. For end-user customers and indirect channel partners, the Company’s typical payment terms are due within 30 days of invoice date. However, in those cases where payment terms are greater than 30 days, the Company does not recognize revenue from the arrangement fee unless the payment is due within 90 days. If the payment terms for the arrangement are considered extended (greater than 90 days), the Company defers revenue under these arrangements and such revenue is recognized assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(2,164)	$(2,315)	$(2,824)	$(7,586)
Goodwill amortization, net of tax	—	85	—	169
Adjusted net loss	$(2,164)	$(2,230)	$(2,824)	$(7,417)
Loss per share,
basic and diluted:
As reported	$(0.18)	$(0.19)	$(0.23)	$(0.64)
Adjusted	$—	$(0.19)	$—	$(0.63)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(2,164)	$(2,315)	$(2,824)	$(7,586)
Other comprehensive income	35	40	229	40

Total comprehensive loss	$(2,129)	$(2,275)	$(2,595)	$(7,546)

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

9.     Discontinued Operation

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

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $785,000 and $361,000 for September 30, 2002 and December 31, 2001, respectively. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at December 31, 2001 and September 30, 2002, respectively. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $156,000 and $368,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002 and December 31, 2001, respectively.

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

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     The following table sets forth the consolidated statement of operations data for the three and nine months ended September 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Software license revenue	39.5%	47.9%	43.6%	47.6%
Professional services and maintenance	60.5%	52.1%	56.4%	52.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	6.1%	3.4%	4.8%	2.8%
Cost of professional services and maintence	28.6%	36.2%	28.4%	35.4%

Gross margin	65.2%	60.4%	66.8%	61.8%
Operating expenses
Product development	19.7%	19.1%	15.2%	18.0%
Sales and marketing	41.9%	52.0%	38.9%	57.1%
General and administrative	16.3%	13.0%	14.3%	11.3%
Compensation expenses and amortization of acquired intangibles (Note 7)	7.5%	0.7%	6.7%	0.4%
Restructuring expenses	4.9%	4.9%	1.3%	3.1%

Total operating expenses	90.4%	89.6%	76.4%	89.8%

Operating loss	-25.2%	-29.4%	-9.6%	-28.5%
Interest and other income (expense), net	-1.4%	0.3%	0.0%	0.8%
Provision (benefit) for income taxes	-0.6%	0.6%	0.4%	0.6%

Net loss from continuing operations	-25.9%	-30.2%	-10.1%	-28.3%
Gain (loss) from discontinued operations	-0.5%	4.1%	-0.5%	3.5%

Net loss	-26.4%	-26.1%	-10.6%	-24.8%

Revenues

     Total revenues for the quarter ended September 30, 2002 were $8,182,000, a 8% decrease from revenues of $8,858,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenues were $26,764,000, a 13% decrease from revenues of $30,629,000 for the nine months ended September 30, 2001. Software license revenues as a percentage of total revenues decreased 8% for the three months ended September 30, 2002 from the three months ended September 30, 2001, and 4% for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The decrease in the Company’s overall revenues and software license revenues as percentage of total revenues was primarily a result of the a combination of continued deterioration in the information technology industry and weakness in the CRM and a greater than normal seasonal revenues decline in Europe which is in a traditionally slower third quarter. The weakness in the CRM market was partially offset by the Company’s continued strengthening in the business analytics market.

Software License

     Software license revenues decreased 24% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, software license revenues decreased 20% as compared to the nine months ended September 30, 2001. Overall software license revenues decreased primarily due to the continued weakness in the CRM market. The decline was predominately in Europe. The overall decrease in CRM software license revenues was partially offset by the Company’s strength in business analytics revenues, which increased 28% and 10% as a percentage of the total software license revenues for the quarter ended September 30, 2002 compared to the three months ended September 30, 2001 and for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, respectively. Overall, the Company’s software license revenues mix and growth has been shifting more significantly towards business analytics. This revenue mix shift is indicative of the decline and softness in the CRM market and the strength and growth in the Company’s business analytics products.

The following table sets forth the software license revenues by sales office geography (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Geography	September 30, 2002		September 30, 2001		September 30, 2002		September 30, 2001

North America	$1,559	(48%)	$1,594	(38%)	$5,848	(50%)	$5,961	(41%)
PacRim	514	(16%)	652	(15%)	1,541	(13%)	1,805	(12%)
Europe	1,158	(36%)	1,994	(47%)	4,293	(37%)	6,825	(47%)
Total Software License Revenues	$3,231	(100%)	$4,240	(100%)	$11,682	(100%)	$14,591	(100%)

     Domestic license revenues decreased 2% to $1,559,000 for the three months ended September 30, 2002 from $1,594,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, domestic license revenues decreased 2% to $5,848,000 from $5,961,000 for the nine months ended September 30, 2001. The decrease was solely due to the continued weakness in the CRM market. The decrease was partially offset by an increase in business analytics revenues, including $205,000 in Applix Integra revenues in the third quarter of 2002. International license revenues decreased 37% to $1,672,000 for the quarter ended September 30, 2002 from $2,646,000 for the same period in 2001. For the nine months ended September 30, 2002, international license revenues decreased 32% to $5,834,000 from $8,630,000 compared to the nine months ended September 30, 2001. The decrease was primarily due to the economic conditions in Europe and continued weakness in the CRM market.

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

Cost of Revenues

Cost of Software License Revenues

     Cost of software license revenues consist primarily of third-party software royalties, cost of product packaging, and documentation materials, order fulfillment employees, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues increased 68% to $502,000 for the three months ended September 30, 2002, compared to $298,000 for the same quarter ended September 30, 2001. For the nine months ended September 30, 2002, cost of software license revenues increased 50% to $1,275,000 as compared to $852,000 for the same prior year period. As a percentage of software license revenues, cost of software license revenues increased to 16% in the three months ended September 30, 2002, as compared to 7% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, cost of software license revenues as percentage of software license revenues increased to 11% compared to 6% a year earlier. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenues primarily due to an increase in amortization of capitalized software development costs and third-party royalties and the decline in software license revenues.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel, facilities and system costs incurred to provide consulting, training and customer support. Cost of professional services and maintenance revenue from continuing operations decreased 27% to $2,341,000 for the three months ended September 30, 2002 from $3,208,000 for the three months ended September 30, 2001. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 47% in the third quarter of 2002 as compared to 69% during the same quarter of 2001. For the three and nine months ended September 30, 2002, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 53% and 50%, respectively, as compared to 29% and 32% for the same periods ended September 30, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher utilization of the Company’s service professionals, and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

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

     Product development decreased 4% to $1,615,000 for the three months ended September 30, 2002, from $1,698,000 for the three months ended September 30, 2001. This represents 20% of the total revenue for the three months ended September 30, 2002 as compared to 19% of the total revenue for the three months ended September 30, 2001. Product development from continuing operations decreased 26% to $4,060,000 for the nine months ended September 30, 2002 from $5,513,000 for the nine months ended September 30, 2001. The decrease is due in part to the capitalization of product development costs as a result of the development for the new Applix Integra technology platform and related applications. The capitalization of product development costs was $209,000 for the three months ended September 30, 2002 and $1,417,000 for the nine months ended September 30, 2002 compared to $128,000 and $582,000 for the three and nine months ended September 30, 2001, respectively. The Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products including Applix Integra and related Applix Integra applications. In October 2002, the Company announced general release of its newest technology platform, Applix Integra 1.1, and the first analytics application, Applix Interactive Planning, based upon the Applix Integra technology platform.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses from continuing operations decreased 26% to $3,431,000 for the three months ended September 30, 2002 from $4,610,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased 40% to $10,415,000 from $17,485,000 for the nine months ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses were 42% and 52% respectively, for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, sales and marketing expenses as a percentage of total revenues were 39% and 57%, respectively. The decrease was primarily due to the Company’s cost control initiatives and the decrease in sales commissions that resulted from a decrease in the Company’s software license revenues. In response to the weakening global economy, the Company reduced its expenditures throughout 2001 and has continued to closely monitor its expenses during 2002. The Company’s cost controls initiatives included decreased staffing levels associated with the Company’s restructuring initiatives and reducing advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative

     General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses from continuing operations increased 14% to $1,338,000 for the three months ended September 30, 2002 from $1,148,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses increased 11% to $3,834,000 compared to $3,449,000 for the nine months ended September 30, 2001. The increase was primarily due to increased rent and related costs of the Company’s new corporate headquarters, legal and auditing fees, and corporate insurance premiums. As a percentage of total revenues, general and administrative expenses were 16% and 13%, respectively, for the three months ended September 30, 2002 and 2001, and 14% and 11%, respectively, for the nine months ended September 30, 2002 and 2001. The increase in general and administrative expenses as the percentage of total revenues as compared to the same period last year was due in part to the decrease in total revenues.

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

Compensation Expenses and Amortization of Acquired Intangibles

     Compensation expenses and amortization of acquired intangibles consist primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of goodwill and identified intangible assets, consisting of customer relationships, associated with the acquisition. Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. As of September 30, 2002, the Company had paid $1,267,000 of the maximum cash consideration, which has been accounted for as purchase price. For the three and nine months ended September 30, 2002, the Company made contingent cash payments of $553,000 and $1,605,000, respectively, which have been accounted for as compensation expense as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense, as they are contingent upon the future employment of the two key executives. For three and nine months ended September 30, 2002, the amortizations of customer base associated with the Dynamic Decisions acquisition were $62,000 and $124,000 respectively.

Interest and Other Income (Expense), Net

     Interest and other income (expense)  increased to $(112,000) from $(24,000), respectively, for the three months ended September 30, 2002 and 2001, respectively. Interest and other income (expense) was $(9,000) for the nine months ended September 30, 2002 and $234,000 for the nine months ended September 30, 2001. These changes are primarily attributable to the amortization of deferred financing costs relating to the Company’s credit facilities, decrease in interest income from a decline in the cash and cash equivalents balance, decrease in average effective interest rates, and impact of foreign currency fluctuations.

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

Net Loss

     The Company had net losses of $2,163,000 and $2,825,000, respectively, for the three and nine months ended September 30, 2002, compared to $2,315,000 and $7,586,000, respectively for the same periods ended September 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and nine month periods ending September 30, 2002 of $553,000 and $1,605,000 respectively. Additionally, net loss as a percentage of total revenue were 26% and 11%, respectively, for the three and nine months ended September 30, 2002 compared to 26% and 25%, respectively, for the same periods ended September 30, 2001. The total revenue decrease in the third quarter of 2002 of $900,000 was significantly offset by the Company’s cost control initiatives in 2001 and 2002.

Liquidity and Capital Resources

     The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $7,341,000 and $9,278,000 as of September 30, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 63 days as of September 30, 2002 and 74 days as of December 31, 2001. The Company has secured a non-recourse accounts receivable purchase facility. The Company's non-recourse accounts receivable purchase arrangement allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about September 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $941,000. The Company sold $729,000 in accounts receivable as of December 31, 2001. The sales had an immaterial impact on the Company’s DSO by reducing approximately 10 days as of September 30, 2002 and by 4 days as of December 31, 2001. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

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

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $785,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at September 30, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $156,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002

     Cash used by the Company’s operating activities was $945,000 for the nine months ended September 30, 2002 compared to cash used in operating activities of $3,589,000 for the same period in the prior year. The net loss of $2,824,000 for the nine months ended September 30, 2002 was partially offset by the increase in operating assets and liabilities of $114,000, which was primarily due to an increase in deferred revenue of $870,000, offset by payments for accrued liabilities and the sale of receivables.

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

     The Company has incurred losses from continuing operations for the last several years. As of September 30, 2002, the Company had an accumulated deficit of $40,884,000. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the nine months ended September 30, 2002 towards decreasing operating losses as compared to the same period last year. Additionally, the Company improved its 2002 cash flow and conserved its cash by effectively controlling its spending. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations and its non-recourse accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra, and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

APPLIX, INC.

Date: November 12, 2002

By: /s/ Walt Hilger Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this quarterly report of Applix, Inc. originally filed on a quarterly report on Form 10-Q and amended by this quarterly report on Form 10-Q/A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ Walt Hilger Walt Hilger Chief Financial Officer