Form 10-K
period 2002-12-31
APPLIX INC /MA/
filed 2003-03-31
CIK 932112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transitional Reports Pursuant to Sections 13 or 15(d)

of The Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☒

      The aggregate market value of Common Stock held by non-affiliates of the registrant was 18,909,527 based on the closing price of the Common Stock on the Nasdaq National Market on June 28, 2002.

      The number of shares of Common Stock outstanding as of March 21, 2003 was 12,516,235.

Documents Incorporated By Reference

Document Part	Form 10-K

Definitive Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 12, 2003 to be filed with the Securities and Exchange Commission	Part III

APPLIX, INC.

FORM 10-K

      Applix TM1, Applix Integra, Applix Interactive Planning, and Applix Service Analytics are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

PART I

Item 1.     Business

General

      Applix, Inc. (“Applix” or the “Company”) is a global provider of business intelligence (BI) and business performance management (BPM) solutions, focused on interactive planning, budgeting and analytics. These solutions enable customers to continuously manage and monitor performance across financial, operational, customer and organizational functions within the enterprise. More than 1,600 customers worldwide, including many Fortune 100 companies, use Applix’s adaptable, scalable and real-time solutions to manage their business performance and respond to the marketplace in real time. Incorporated in 1983 and headquartered in Westborough, MA, Applix maintains offices in North America, the U.K., Germany and the Pacific Rim.

      Historically, Applix also provided customer relationship management (CRM) solutions. In January 2003, Applix sold its CRM business to an affiliate of Platinum Equity, LLC in order to focus all of its resources on its core business in the BI and emerging BPM markets.

      In 2002, Applix was honored with several prestigious awards for its leading-edge technologies, including The DM Review 100 Award as a leading provider of business intelligence and analytics applications.

Industry Background

      The harsh economy of recent years has forced companies to adopt rigorous methods for assessing the impact that any future investments would have on their business. With reduced resources, many enterprises are pressed to make difficult decisions as to where to increase and decrease spending in their businesses. Although many companies are focused on incremental investments in IT projects and reductions in plans for cutting-edge technologies and large infrastructure initiatives. However, analysts predict that the BI and BPM markets will be among the few growth markets in 2003.

      The business intelligence market is a large and well-established market focused on leveraging the data collected in operational systems throughout an organization. BI is associated with the data warehousing market and involves the analysis of large amounts of historical data. The historical data is aggregated before it is analyzed and this aggregation process frequently requires several hours or days before any analyses can be performed. Often, the analyses are performed by a few highly trained individuals within an organization.

      The business performance management market is an emerging market that extends the capabilities of business intelligence solutions. BPM solutions tend to focus on proactive, rather than reactive, historical analyses and they rely on recently updated or real-time data feeds. BPM solutions also tend to involve data from across an organization and involve more diverse groups of users than do BI solutions. According to the Gartner Group, as of October 2002, there were no clear leaders in this market segment. Gartner also predicted that two categories of vendors will have the best chance for success in this emerging market: enterprise resource planning (ERP) vendors and BI vendors.

      Factors driving the growth in the need for BI and BPM solutions include increasingly fierce business competition, the need for financial transparency across the enterprise, the rapid explosion of data, and more decentralized decision-making. In November 2002, Gartner Group published results of its survey of corporations relating to the BI market. Over 62% of the respondents expected to increase their BI spending in 2003. While Gartner expected less than 10% of enterprises to have implemented corporate performance management solutions (Gartner’s term for BPM) by the end of 2002, they expect 40% of them to adopt such solutions by 2005. According to a January 2003 report by AMR Research, enterprise performance management (AMR’s term for BPM) spending is expected to be strong, supporting market growth of approximately 23%. By 2006, this market is predicted to grow to $12.2 billion annually, from $5.6 billion estimated in 2001. In a 2002 study of chief financial officers, CFO Research Services, in conjunction with

Cap Gemini Ernst & Young, stated that “While a great majority of respondents (81%) said that accurate earnings and revenue forecasting is a high priority, 63% are saddled with inadequate, non- or partially-integrated budgeting, forecasting, and decision support systems.”

      These strong projected growth rates validate Applix’s conviction that in today’s competitive corporate marketplace, companies can no longer succeed by solely automating their day-to-day transactions. Companies must also incorporate analytic processes into their daily operations to monitor and react to key business performance metrics such as customer retention and product profitability.

      Applix TM1 has over 15 years of success in the BI market. Applix is also well positioned to deliver BPM solutions, as evidenced by the growing number of customers who have selected Applix software solutions to maximize business performance. In 2002, more than 200 new customers selected Applix BI and BPM products, and revenues for those products increased by 12% over 2001.

Applix Products

      The Applix product family helps customers automate, analyze and optimize their operational and analytical business processes throughout their extended enterprises. The Applix product family consists of the platforms Applix TM1 and Applix Integra and the applications Applix Interactive Planning and Applix Service Analytics. The Applix family of products enable solutions including:

•	sales analysis, product profitability, customer profitability and personnel planning applications,

•	interactive planning, budgeting, and forecasting applications, and

•	analytics, to manage and analyze all aspects of Service Desk and Help Desk operations.

      In October 2002, Applix introduced Applix Integra, which combined the Company’s application development platform with Applix TM1, to provide enterprise-wide workflow within a web enabled business planning solution. Applix Integra strengthens Applix TM1, enabling analytics solutions for both the back-and front office. Applix Interactive Planning and Applix Service Analytics applications, which are based on the Applix TM1 and Applix Integra platforms, were released in October 2002 and December 2002, respectively.

      The Applix product family represents one principal business segment.

      Applix’s analytics solutions enable companies to turn from reactive to proactive when interacting with their customers and prospects. Applix products enable companies with even the most commoditized products to reduce their customer defection rates, and create greater customer loyalty, all by delivering the high degree of service that more and more customers are beginning to expect.

      Applix and its partners also deliver standardized template solutions, customer-specific applications for planning and customer interaction applications for specific vertical markets. Modifiable template solutions enable customer requirements to be met quickly while retaining the high level of flexibility for which Applix products are renowned.

Applix TM1

      Applix’s leading revenue product, Applix TM1, an on-line analytical processing (OLAP) engine, helps improve business performance by enabling effective, real-time decision making at all organization levels. Applix TM1 provides consistent reporting and analysis of data captured from across the extended enterprise.

      Applix TM1’s unique real-time approach to consolidating, viewing and even editing large volumes of multidimensional data is an undisputable differentiator in the OLAP market. With over 40,000 users, including many Fortune 100 companies, Applix TM1 has been one of the leading multi-dimensional databases for highly complex business and financial analytical applications for over fifteen years.

      Applix TM1 solutions expand the scope of business planning processes to support continuously changing customer demands, operational requirements and evolving application needs in the new economy. It also allows for the quick and effortless integration of information from enterprise resource planning (ERP), financial systems, CRM, human resources, and other “legacy” databases in order to allow a business to run according to its supply of resources and its customer demand.

      Applix TM1 allows business users to access their critical data via Microsoft Excel, a Microsoft Windows client or the world wide web using Applix Integra technology and a browser. With its powerful client-server database engine and an elegant, easy-to-use interface, users are able to spend more time analyzing information and less time maintaining data.

      Applix TM1 provides the following benefits:

•	Instantaneous response times: Because of Applix TM1’s ability to quickly load vast data sets into memory, it is superior to other products that force the customer to pre-calculate consolidations and derived values before anyone can view the data.

•	Real-time multi-user read/write and what-if analyses: Because of Applix TM1’s memory-based approach, users can instantly view the results of any updates and what-if analyses they perform.

•	Scalability: Applix TM1’s 64-bit capability, combined with its ability to support multiple servers, multiple cubes, multi-threaded processing and multi-user data updating, make it a logical choice for large-scale operations.

•	Efficient use of system resources: Because Applix TM1 never resorts to pre-calculating customers’ data, it requires much less hardware and processing power than other products, which suffer from a common “data explosion” predicament.

•	Rapid deployment: Applix TM1 typically builds complete applications for customers in a fraction of the time required by competing products.

•	Familiar spreadsheet interface: Users access Applix TM1 features and capabilities directly from the familiar environment of Microsoft Excel.

Applix Integra

      Applix Integra integrates real-time planning, analytics, business workflow, collaboration, exception alerting and forecasting functions. Applix Integra enables businesses to set their key performance indicators, plan and budget, and manage performance with all the planners in the business function. The flexible modeling within Applix TM1, which is incorporated in Applix Integra, also supports organizations’ complex and changing business models, a key demand in today’s mercurial business environment.

      Applix Integra’s benefits include:

•	Real-time planning and analytics. With these capabilities, businesses can not only view the current situation at an enterprise level, but can perform what-if analyses against the data and receive the answers in real time, without having to wait for lengthy, back-office batch processes to answer hours or even days later.

•	Dynamic business workflow. This enables a business to map its processes with Applix Integra’s escalation, notification, detection, and workflow capabilities. Easy-to-use “wizards” conform to complex business rules so that users can stay ahead of opportunities and issues.

•	Complex business modeling. Applix Integra’s unique architecture of multi-cubes, rules, a real-time engine, and workflow allow a business to manage its complex business models.

•	Actionable alerts. Timely alerts generated from a company’s analyses and business processes enable it to be proactive with respect to its business environment.

•	Integrated application and deployment platform. Applix Integra blends the best of the Company’s application development platform and the Applix TM1 platform, which means a business can easily develop and deploy Applix Integra solutions. Using Applix Integra’s XML-compliant development environment, a company can develop complex solutions with simple drag-and-drop objects.

Technology Platforms

      Applix products owe their adaptability to the robust platforms that power them. All of Applix’s software solutions are based on the Applix TM1 and Applix Integra technology platforms.

      The Applix TM1 technology platform provides 64-bit OLAP technology to analyze large and increasing volumes of multi-dimensional data. Applix TM1 includes a multi-tier, highly scalable engine, whose efficient, in-memory methods for building multidimensional cubes and calculating their values are fully leveraged by Applix TM1 software solutions. Its flexible, scalable products — designed to adapt to companies’ unique and competitive business processes — provide analysis, planning, measurement and response to changing customer requirements and business dynamics, all in real time.

      The Applix Integra technology platform provides a multi-tier, highly scalable architecture featuring an XML-compliant development environment named “Developer’s Studio”, a central data schema, a wizard-driven business rule generator, and other tools that drive application development.

      By integrating Applix BPM solutions with Applix Integra’s solid, full-featured technology platform, Applix is able to adapt its software to customers’ needs, rather than forcing customers to compromise their business processes by adapting to the software.

Marketing and Sales

      The Company focuses its marketing efforts on companies committed to improving business analytics at the departmental level and business performance management at the company-wide level. The Company markets its products to the financial services, banking, healthcare, pharmaceuticals, telecommunications, manufacturing, and consumer packaged goods industries. The Company believes that these industry sectors are, and will continue to be, some of the fastest growing sectors for its products. A key part of the Company’s marketing strategy is an emphasis on its high-performance Applix TM1 OLAP engine for financial modeling, real-time calculations, and continuous planning; the rapid deployment of its products; the lower total cost of ownership of its solutions; and the Company’s fully integrated applications.

      Applix’s BPM applications and its platforms are sold through a direct sales force and a network of value added resellers (VARs) and original equipment manufacturers (OEMs). The Company’s sales teams operate out of the Company’s offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, Germany, and Australia. These direct selling efforts are supplemented both domestically and abroad with support from strategic marketing partners. While the sales cycle for Applix products varies substantially from customer to customer, it traditionally requires three to six months.

      The Company strongly believes that going forward its hybrid sales and marketing strategy, utilizing a direct sales force working closely with strategic resellers, is an important part of the Company’s future success. The Company also plans on continuing to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This strategy is expected to support the Company in penetrating both new accounts within its existing markets and also entirely new market segments, while leveraging its sales and marketing investments.

Customer Training, Maintenance Support, and Professional Services

      The Company believes that its superior consulting services and customer support are a critical part of the Company’s sales and marketing efforts. Many of the Company’s customers use the Company’s products to develop and support “mission critical” applications, and the Company therefore recognizes that quality training, support and consulting services are especially important to its customers. In addition to in-

house consultants, the Company works closely with partner organizations to provide additional resources and domain expertise.

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

      Customers may elect to purchase a maintenance support plan for an annual fee that is generally 18% of the list license fee for covered products. Included in the maintenance support plans are product upgrades and interim fixes to reported problems. Maintenance support plan revenues accounted for approximately 71% of the Company’s professional services and maintenance revenue in 2002 compared to approximately 59% of professional services and maintenance revenue in 2001. In 2002, 86% of Applix customers elected to renew their maintenance agreements.

Product Development

      The Company believes strongly that the path to success is predicated upon constantly being at the forefront of technology and product innovation. With a strong commitment to the future, Applix has continued its long history of investing in product research and development. In 2002, Applix invested approximately $7.3 million, or 20% of total revenues, in product research and development (including capitalized software costs).

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

Employees

      As of March 28, 2003, the Company had 142 total employees. Domestically, the Company had 91 employees, which include 31 employees in product research and development, 27 employees in sales and marketing, 14 employees in professional services, 5 employees in information systems, and 14 employees in finance, operation, administration and facilities. Internationally, the Company had 51 employees, which includes 32 employees in sales and marketing, 17 employees in professional services and 2 in finance. None of the Company’s employees are represented by a labor union, and the Company believes that its employee relations are good.

Item 2.     Properties

      The Company moved into new headquarters (49,920 square feet) in November 2001, located at 289 Turnpike Road in Westborough, Massachusetts. The lease has an original twelve-year term, which will expire in November 2013, with one 5-year option to extend the term. The Company also leases smaller facilities in several metropolitan areas within the United States and the United Kingdom, Germany and Australia. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of all executive officers of the Company.

Name	Age	Position

David C. Mahoney	58	President and Chief Executive Officer
Walt Hilger	37	Chief Financial Officer and Treasurer
Craig Cervo	55	Chief Technology Officer

      Mr. Mahoney was elected interim President and Chief Executive Officer of Applix on February 27, 2003. Mr. Mahoney has also been a director of the Company since October 1992. Mr. Mahoney served as Chief Executive Officer of Verbind, Inc., a provider of real-time behavioral analysis and event triggering technology, from May 2001 until February 2003. Prior to joining Verbind, Mr. Mahoney served as Chairman of the Board of Directors of LeadingSide, Inc. (formerly Dataware Technologies, Incorporated), an e-business solutions provider, from February 2000 to May 2001, and President and Chief Executive Officer of LeadingSide from January 1999 to February 2000. LeadingSide filed for bankruptcy protection in April 2001. Mr. Mahoney served as President and Chief Executive Officer of Sovereign Hill Software, Inc., a collaborative knowledge discovery software provider, from January 1998 to December 1998, when it merged with Dataware Technologies. He served as president of Falcon Group Consulting, a consulting firm, from May 1997 to January 1998. Mr. Mahoney served as Chairman of the Board and Chief Executive Officer of ePresence, Inc. (formerly Banyan Systems, Inc.), a networking software company, from 1983 until May 1997.

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

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the Nasdaq National Market (“Nasdaq”) under the symbol “APLX”. The table below reflects the range of high and low sales price per share of common stock, as reported on Nasdaq for the periods indicated.

	Fiscal 2002		Fiscal 2001

Period	High	Low	High	Low

First Quarter	$2.2500	$1.2900	$6.0000	$2.1300
Second Quarter	$2.1400	$1.4000	$2.8800	$1.5900
Third Quarter	$1.7900	$0.9400	$1.9900	$0.6400
Fourth Quarter	$1.5000	$0.9000	$2.0000	$0.4300

      The Company has never paid any cash dividends on its common stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

      The approximate number of holders of record of the Company’s common stock on March 18, 2003 was 193. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Item 6.     Selected Financial Data

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data
Total revenues	$36,596	$39,405	$40,239	$36,871	$29,062
Restructuring and other charges	381	1,700	—	—	—
Compensation expense and amortization of acquired intangible	2,405	186	—	—	—
Write down of notes receivable	964	—	—	—	—
Operating loss	(5,442)	(10,355)	(12,877)	(7,624)	(10,901)
Permanent impairment of cost based investment	—	(1,250)	—	—	—
Net loss from continuing operations	(5,570)	(11,873)	(15,307)	(4,251)	(6,259)
Net income (loss)	(5,774)	(10,792)	(18,912)	2,380	1,187
Per Share Data
Basic and diluted loss per share from continuing operation	$(0.46)	$(1.00)	$(1.36)	$(0.40)	$(0.61)
Basic and diluted income (loss) per share	$(0.47)	$(0.91)	$(1.68)	$0.22	$0.12

	2002	2001	2000(a)	1999	1998

	(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$8,389	$8,228	$12,546	$25,476	$21,445
Restricted cash	933	1,050	—	—	—
Working capital (deficit)	(2,768)	1,356	12,113	28,455	24,866
Total assets	23,547	24,938	33,074	54,681	45,613
Long-term debt	—	—	—	1,080	—
Total stockholders’ equity	4,108	8,483	18,234	35,713	29,575

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF THE COMPANY’S OPERATIONS

      The Company is a global provider of business intelligence (BI) and business performance management (BPM) solutions, focused on interactive planning, budgeting and analytics. Historically, the Company also provided customer relationship management (CRM) solutions. The Company sold its CRM business in January 2003. The Company’s operating results reflect the CRM business for all periods presented.

      In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 and 2000 were reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at December 31, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $1,081,000 on the disposal of the discontinued operations for the year ended December 31, 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s results of operations for the year ended December 31, 2002 included $204,000 in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (See Note 18) and the write-down of a receivable owed to the Company by VistaSource.

      On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock which had a fair market value of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

      Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. During 2001, the Company had paid $1,267,000 of the maximum cash consideration, which was accounted for as purchase price. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from the established customer base. In addition, the Company made four additional cash payments in 2002 totaling $2,155,000, which have been accounted for as compensation expense within operating expenses as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments of approximately $2,400,000 will continue to be accounted for as compensation expense within operating expense as they are contingent upon the future employment of the two key executives. The results of operations of Dynamic Decisions are included in the financial statements from the date of acquisition.

      In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sales office, for $362,000 and recorded a net gain of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser the exclusive rights to resell the Company’s CRM products in the Netherlands.

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

     Revenue Recognition

      Revenue from software licensing and service fees is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9 “Software Revenue Recognition with Respect to Certain Transactions”. Substantially all of the Company’s product license revenue is earned from licenses of off-the-shelf software requiring no customization. Accordingly, the Company recognizes revenue from software licensing when all of the following criteria are met: (1) persuasive evidence of an arrangement exists via a signed agreement or purchase order; (2) delivery has occurred including authorization keys; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable.

      Revenue from consulting and training is recognized at the time the services are rendered. For contracts with multiple obligations (e.g., deliverable and undeliverable products, support obligations, consulting, and training services), the Company allocates revenue to each element of the contract based on vendor specific objective evidence (VSOE) of the fair value of the elements. The Company has determined fair value based upon prices it charges customers when these elements are sold separately. Maintenance contracts are generally sold with the initial licenses. The related maintenance revenue is deferred based upon VSOE, which is determined by the renewal price of the annual maintenance contract, and is recognized ratably over the maintenance contract period. The Company recognizes consulting and training service revenues, including those sold with license fees, as the services are performed based upon their established VSOE. The Company determines the amount of revenue to allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, the Company allocates the total value of the arrangement first to the undelivered elements based on their VSOE and the remainder to the delivered element, the software license.

      In those instances in which indirect channel partners provides certain support services under the maintenance support contracts to the end-user customer, the Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company must make certain judgments in these types of arrangements including whether the Company or the indirect channel partners is in the principal obligor in the arrangement with the end-user customer.

     Accounts Receivable and Bad Debt

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and determines the allowance for doubtful accounts based upon analysis of aged accounts receivable, historical experience and specific customer collection issues. An allowance for doubtful accounts is provided for accounts which management believes may not be collected due to a customer’s financial circumstance (e.g. bankruptcy), and for all accounts which are over 180 days past due, absent evidence which supports their collectibility. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s overdue receivables balance were to increase significantly, additional allowances may be required. The Company generally invoices the customer in the same local currency as to be paid by the customer. The Company does not hedge its foreign customer receivables due to the relatively small exposure from foreign currency rate fluctuations.

     Software Development Costs

      The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Marketed.” SFAS No. 86

specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of products is established. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are amortized as a cost of software license revenue over the estimated product life. Development costs not capitalized under the policy are classified as a development expense in the same period as incurred. If management determines that the recoverability of these unamortized capitalized software costs is not probable based on its cash flow estimates, these costs may require adjustment to their net realizable value, which could affect the results of the reporting period.

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

      In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors including legal factors, market conditions and operational performance of its acquired businesses to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. If events change and the Company has overestimated the economic life of its intangible asset, the Company will begin to amortize the remaining unamortized carrying value of this asset over the newly estimated life, which may result in additional amortization expense.

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

     Deferred Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2002 and December 31, 2001, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2002	Revenue	2001	Revenue	2000	Revenue

Software License	$16,050,000	44%	$18,406,000	47%	$23,735,000	59%
Professional Services and Maintenance Training	483,000	1%	829,000	2%	796,000	2%
Consulting	5,389,000	15%	7,783,000	20%	7,661,000	19%
Maintenance	14,674,000	40%	12,387,000	31%	8,047,000	20%

	20,546,000	56%	20,999,000	53%	16,504,000	41%

Total Revenues	$36,596,000	100%	$39,405,000	100%	$40,239,000	100%

      Total revenues for the year ended December 31, 2002 were $36,596,000, a 7% decrease from revenue of $39,405,000 for the year ended December 31, 2001. The overall revenues decrease was primarily due to the decline in the global economy, the continued slowdown in information technology spending and weakness in the CRM market. The weakness in the CRM market was partially offset by the strengthening of the Company’s position in the business analytics market.

     Software Licenses

      The following table sets forth the software license revenues by market:

	December 31,

	2002		2001		2000

		Percent of		Percent of		Percent of
Market	Amount	Revenue	Amount	Revenue	Amount	Revenue

BPM and BI	11,114,000	69%	9,928,000	54%	10,507,000	44%
CRM	4,936,000	31%	8,478,000	46%	13,228,000	56%

Total Software License Revenues	16,050,000	100%	18,406,000	100%	23,735,000	100%

      Software license revenue in 2002 of $16,050,000 was approximately 13% lower than 2001 software license revenues of $18,406,000. Software license revenues decreased primarily due to the continued weakness in the CRM market. The decline was predominately in Europe. The overall decrease in CRM software license revenues was partially offset by the Company’s strength in BPM and BI revenues, which increased 12% to $11,114,000 in 2002 from $9,928,000 a year earlier. As a result of the success of its BPM and BI products and the decline in CRM sales, the Company’s software license revenues mix was shifting towards BPM and BI prior to the Company’s sale of the CRM business.

      The following table sets forth the software license revenues by sales office geography:

	December 31,

	2002		2001		2000

		Percent of		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Revenue

North America	7,288,000	45%	6,776,000	37%	8,064,000	34%
PacRim	2,083,000	13%	2,586,000	14%	2,852,000	12%
Europe	6,679,000	42%	9,044,000	49%	12,819,000	54%

Total International revenues	8,762,000	55%	11,630,000	63%	15,671,000	66%

Total software license revenues	16,050,000	100%	18,406,000	100%	23,735,000	100%

      Domestic software license revenue increased 8% to $7,288,000 in 2002 from $6,776,000 in 2001. International software license revenue decreased 25% to $8,762,000 in 2002 from $11,630,000 in 2001. The decrease was primarily due to the decline in the global economy especially in the European market and the continued slowdown in CRM market.

      The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARS”), independent distributors and sales agents.

     Professional Services and Maintenance

      Professional services and maintenance revenues decreased 2% to $20,546,000 in 2002 as compared to $20,999,000 in 2001. Maintenance revenues increased 18% to $14,674,000 in 2002 compared to $12,387,000 in 2001, while consulting and training revenues decreased 32% to $5,872,000 in 2002 compared to $8,612,000 in 2001. Consulting and training revenues declined in 2002 as a result of the Company’s focus on more selective consulting engagements, greater reliance on external authorized Applix partners and the increase in business analytics implementations, which require fewer consulting hours to implement the solutions. The Company’s maintenance revenues have continued to increase both sequentially and on a year-over-year basis, due to an improvement in the customer base satisfaction with the software and support and their election to renew their support agreements. The Company expects the maintenance revenues as a component of total professional service and maintenance revenues to continue to increase due to strong customer renewal rates, the greater use of authorized Applix partners for professional services and the increase in business analytics implementations.

      The following table sets forth the professional services and maintenance revenues generated by domestic and international market:

	2002		2001		2000

	Domestic	International	Domestic	International	Domestic	International

Maintenance Revenues	$6,426,000	$8,248,000	$5,563,000	$6,824,000	$3,420,000	$4,627,000
Professional services revenues	1,364,000	4,508,000	1,817,000	6,795,000	2,582,000	5,875,000

Total Professional Services and Maintenance Revenues	$7,790,000	$12,756,000	$7,380,000	$13,619,000	$6,002,000	$10,502,000

Cost of Revenues

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2002	Revenue (A)	2001	Revenue (A)	2000	Revenue (A)

Cost of Software License Revenues	$2,040,000	13%	$1,214,000	7%	$1,985,000	8%
Cost of Professional Services and Maintenance Revenues
Cost of Professional Services	5,823,000	99%	9,899,000	115%	10,520,000	124%
Cost of Maintenance Revenues	4,166,000	28%	3,758,000	32%	3,237,000	40%

	9,989,000		13,657,000		13,757,000

Total Cost of Revenues	$12,029,000		$14,871,000		$15,742,000

Gross Margin Software License	$14,010,000		$17,192,000		$21,750,000
Professional Services	49,000		(1,287,000)		(2,063,000)
Maintenance	10,508,000		8,629,000		4,810,000

Total Gross Margin	$24,567,000		$24,534,000		$24,497,000

(A) Percentage represent:

(i)	Cost of software license revenues as a percentage of software license revenues;

(ii)	Cost of professional services revenues as a percentage of professional service revenues;

(iii)	Cost of maintenance revenues as percentage of maintenance revenues.

     Cost of Software License Revenues

      Cost of software license revenues consist primarily of third-party software royalties, cost of product packaging, documentation materials, order fulfillment employees and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues increased 68% to $2,040,000 in 2002, compared to $1,214,000 for 2001. As a percentage of software license revenues, cost of software license revenues increased to 13% for 2002 as compared to 7% in 2001. Cost of software license revenues increased primarily due to an increase in amortization of capitalized software development costs related to the Company’s new product development and third-party royalties. The increase as a percentage of software license revenues was also due to the decline in software license revenues.

     Cost of Professional Services and Maintenance Revenues

      The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers, which is generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenue decreased 27% to $9,989,000 in 2002 from $13,657,000 in 2001. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 49% in 2002 as compared to 65% in 2001. The improvement in professional services and maintenance revenue gross margin is due to higher utilization of the Company’s service professionals, and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

Operating Expenses

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2002	Revenue	2001	Revenue	2000	Revenue

Sales and marketing	15,311,000	42%	21,671,000	55%	25,580,000	64%
Product development	5,699,000	16%	6,848,000	17%	7,502,000	19%
General and administrative	5,249,000	14%	4,484,000	11%	4,292,000	11%
Compensation expenses and amortization of acquired intangibles	2,405,000	7%	186,000	0%	—	—
Compensation expense related to executive stock loans	964,000	3%	—	—	—	—
Restructuring expense	381,000	1%	1,700,000	4%	—	—

Total Operating Expenses	$30,009,000	82%	$34,889,000	89%	$37,374,000	93%

     Sales and Marketing

      Sales and marketing expenses consist primarily of bad debt expense, salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses decreased 29% to $15,311,000 in 2002 from $21,671,000 in 2001. Sales and marketing expenses were 42% of total revenues in 2002 compared to 55% in 2001. The decrease, which was partially offset by an increase in bad debt expense, was primarily due to the Company’s cost control initiatives and the decrease in sales commissions that resulted from a decrease in the Company’s software license revenues. In response to the weakening global economy, the Company reduced its expenditures in 2002. The Company’s cost control initiatives included decreased staffing levels and reducing advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

     Product Development

      Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. Product development costs not meeting the requirements for capitalization are expensed as incurred. Applix product development utilizes a total management (TQM) approach to software development and participates in a self-management process measurement using Carnegie Mellon’s Software Engineering Institute’s Capability Maturity Model (self-assessment only).

      Product development decreased 17% to $5,699,000 in 2002 from $6,848,000 in 2001. The decrease is primarily due to an increase of the capitalization of product development costs as a result of the development for the new Applix Integra technology platform and Integra related applications, which was ready for general release in the third quarter of 2002, and capitalization of costs for related applications in the fourth quarter of 2002. The capitalization of product development costs was $1,553,000 in 2002 compared to $844,000 in 2001. The Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products including Applix Integra and related Applix Integra applications.

     General and Administrative

      General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses from continuing operations increased 17% to $5,249,000 in 2002 from $4,484,000 in 2001. The increase was primarily due to increased rent and related costs of the Company’s new corporate headquarters, legal and auditing fees, and corporate insurance premiums. As a percentage of total revenues, general and administrative expenses were 14% in 2002 compared to 11% in 2001. The increase in general and administrative expenses as a percentage of total revenues in 2002 as compared to 2001 was due in part to the decrease in total revenues.

     Compensation Expenses and Amortization of Acquired Intangibles

      Compensation expenses and amortization of acquired intangibles consist primarily of contingent consideration cash payments relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of an identified intangible asset, consisting of customer relationships, associated with the acquisition. Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. During 2001, the Company had paid $1,267,000 of the maximum cash consideration, which was accounted for as purchase price. In 2002, the Company made contingent cash payments of $2,155,000, which have been accounted for as compensation expense as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments of approximately $2,400,000 will continue to be accounted for as compensation expense, as they are contingent upon the future employment of the two key executives. In 2002 and 2001, the amortization expense for customer relationships associated with the Dynamic Decisions acquisition was $252,000 and $186,000, respectively.

     Write down of Notes Receivable

      In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchases of such shares were funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest on the promissory notes is calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sells any shares prior to July 31, 2005, the net proceeds from such sale shall become immediately due and payable without notice or demand. In the event the executive leaves the Company, voluntarily or for cause, the loan shall become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002 and 2001. These loans are secured by the common stock purchased. Certain of these loans are and have been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement, the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44, for accounting purposes only the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. As of December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. The Company may incur compensation charges if the fair value of the underlying stock appreciates over the original purchase price, plus interest. These loans continue to be full recourse, and the Company intends to enforce collection of those amounts that are outstanding.

     Restructuring Expense

      In 2001 and 2002, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.

      In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. The restructuring charge was fully paid as of December 31, 2002.

      In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs company-wide. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. The restructuring charge was fully paid as of December 31, 2002.

      In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. In the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which reduced the charge by $140,000. The restructuring charge was fully paid as of December 31, 2002.

      In the second quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000 comprising of $74,000 for workforce reduction and $29,000 for office closures. The restructuring charge was fully paid as of December 31, 2002.

      In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure. During the fourth quarter of 2002, the Company recorded an adjustment to increase this charge by $20,000. In addition, the Company adjusted the amounts within workforce, office closures and other contractual obligations as changes in estimates but did not change the total amount of the charge except as disclosed. These changes are not significant. The remaining unpaid balance of $71,000 as of December 31, 2002 is expected to be paid in full during the first quarter of 2003.

      The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

	Balance at	Adjustment/		Balance at
Cash charges	December 31,	Charge	Payments	December 31,
Restructuring	2001	Incurred	Made	2002

Work force reduction	$311,000	$548,000	$(807,000)	$52,000
Office closures	274,000	(113,000)	(144,000)	17,000
Other contractual obligations	111,000	(54,000)	(55,000)	2,000

Total restructuring	$696,000	$381,000	$(1,006,000)	$71,000

Non-Operating Income/Expenses

		Percent of		Percent of		Percent of
	2002	Revenue	2001	Revenue	2000	Revenue

Permanent impairment of cost based investment	—	—	$(1,250,000)	(3)%	—	—
Interest and other income (expense), net	$(47,000)	—	290,000	1%	$1,153,000	3%
Net gain from sale of subsidiary	141,000	—	—	—	—	—

Interest and Other Income (Expense), Net

      Interest and other income (expense), net decreased to an expense of $47,000 in 2002 from other income of $290,000 in 2001. This decrease is primarily attributable to the amortization of deferred financing costs relating to the Company’s credit facilities, a decrease in interest income from a decline in the average cash and cash equivalents balance, a decrease in interest rates, the impact of foreign currency fluctuations, and transaction fees associated with the sale of one of its investments.

Net Gain on Sale of Subsidiary

      In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sale office, for $362,000 and recorded a net gain of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the company and the purchaser to provide the purchaser the exclusive rights to resell the Company’s CRM products in the Netherlands.

Permanent Impairment of Cost-Based Investment

      In December 2001, the Company determined that its cost-based investment in TurboLinux, Inc. of $1,250,000 was impaired. This assessment was based on the Company’s review of operating results for TurboLinux and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its estimated net realizable value of zero.

Provision (benefit) for Income Taxes

      The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability. The Company recorded a provision for income taxes of $222,000 in 2002 as compared to a provision of $558,000 in 2001. This decrease is primarily attributable to lower taxable income in certain foreign jurisdictions and a benefit of $131,000 recorded in 2002 for the amortization of a deferred tax liability relating to the Company’s acquisition of Dynamic Decisions.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Total revenue from continuing operations decreased to $39,405,000 in 2001 from $40,239,000 in 2000. Software license revenue in 2001 of $18,406,000 was approximately 22% lower than 2000 at $23,735,000 and represented 47% of revenue from continuing operations for 2001 and 59% of revenue from continuing operations for 2000. Domestic software license revenue from continuing operations decreased 16% to $6,776,000 in 2001 from $8,064,000 in 2000. International software license revenue from continuing operations decreased 26% to $11,630,000 in 2001 from $15,671,000 in 2000. The decreases were primarily due to the decline in the global economy and the continued slowdown in information technology spending. The Company’s three largest customers (including resellers) comprised a total of 13% and 9% of total software license revenue from continuing operations during 2001 and 2000, respectively.

      Professional services and maintenance revenue from continuing operations increased 27% to $20,999,000 in 2001 from $16,504,000 in 2000 and represented 53% and 41% of total revenue from continuing operations for 2001 and 2000, respectively. Domestic professional services and maintenance revenue from continuing operations increased 23% to $7,380,000 in 2001 from $6,002,000 in 2000. International professional services and maintenance revenue increased 30% to $13,619,000 as compared to $10,502,000 in 2000. The increase was primarily due to increased maintenance revenue as a result of the improved renewal rates for maintenance from existing customers. Maintenance revenues increased $4,340,000 to $12,387,000 in 2001 from $8,047,000 in 2000. Maintenance revenue continues to grow as a higher percentage of existing customers are choosing to extend maintenance support contracts.

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

      Selling and marketing expenses from continuing operations decreased 15% to $21,671,000 in 2001 from $25,580,000 in 2000. Selling and marketing expenses from continuing operations decreased as a percentage of total revenue to 55% in 2001 from 64% in 2000. Decreases in selling and marketing expenses are related primarily to completion of the corporate rebranding and remarketing effort that was initiated in 2000. The decrease also reflects the declining staffing levels associated with corporate restructuring initiatives including reduction in headcount during 2001.

      Product research and development expenses from continuing operations decreased 9% to $6,848,000 in 2001 from $7,502,000 in 2000. The Company’s investment in product research and development represented 17% and 19% of total revenue from continuing operations for 2001 and 2000, respectively. The Company’s product research and development costs decreased slightly due to productivity gains recognized during 2001. The development costs reflect continued investments in features and functionality for the core Applix TM1 and Applix CRM products and the development of the product platform supporting Applix Integra.

      General and administrative expenses from continuing operations increased 4% to $4,484,000 in 2001 from $4,292,000 in 2000. A decrease in staff costs as a result of restructuring actions was more than offset by an increase in the amortization expense from acquisition activity. General and administrative expenses from continuing operations remained at 11% of revenue in 2001 and 2000.

      The Company initiated three restructuring actions in 2001 involving strategic decisions and continues to re-evaluate the current state of on-going businesses. These restructuring changes are discussed under “Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.”

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

Liquidity and Capital Resources

      The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operating activities and from its working capital. The Company’s cash and cash equivalent balance was $9,322,000 and $9,278,000 as of December 31, 2002 and 2001, respectively, which included restricted cash of $933,000 and $1,050,000 as of 2002 and 2001, respectively. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 53 days as of December 31, 2002, which reflected a 6-day decrease in the Company’s DSO from the write-off of certain accounts receivable, and 74 days as of December 31, 2001. The Company has a non-recourse accounts receivable purchase facility. The Company’s non-recourse accounts receivable purchase arrangement allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about December 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $905,000. The Company sold $729,000 in accounts receivable on or about December 31, 2001. Certain of those accounts receivables sold qualified as a sale and decreased the Company’s DSO by approximately 6 days as of December 31, 2002 and by 3 days as of December 31, 2001. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

      In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $2,323,000 and $361,000 for years ended December 31, 2002 and 2001. The Company has concluded that these accounts have been legally isolated, and accordingly, these amounts have been excluded from the Company’s accounts receivable balance at December 31, 2002 and 2001. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002 and 2001, the Company had recorded a net amount of $237,000 and $368,000, respectively, as financing transactions and recognized as a liability because the sale of these receivables do not qualify to be recorded as a sale under SFAS No. 140.

      Cash provided by the Company’s operating activities was $1,658,000 in, 2002 compared to cash used in operating activities of $3,225,000 in 2001. The net loss of $5,774,000 for the year ended December 31, 2002 was partially offset by the increase in operating assets and liabilities of $3,604,000, which was primarily due to an increase in accrued liabilities of $1,303,000 and deferred revenue of $2,247,000 offset by a net decrease in accounts receivables, including the sale of receivables, of $313,000.

      Cash used in investing activities totaled $1,871,000 in 2002 as compared to cash used in investing activities of $2,233,000 in 2001. The increase in cash used in investing activities resulted from the increase in capitalized software costs of $1,553,000 and property and equipment expenditures of $680,000, which were partially offset by the proceeds received from the sale of the Company’s Dutch subsidiary of $362,000.

      Cash provided by financing activities totaled $258,000 in 2002, which consisted of net payments of $131,000, from the accounts receivable factoring arrangement for the amounts owed to the bank at December 31, 2002 which were not accounted for a sale, and proceeds from issuance of stock under stock plans of $389,000. This compares to total cash provided in financing activities of $1,105,000 in 2001.

      The Company had two revolving credit facilities with a bank, providing for loans and other financial accommodations, totaling approximately $5 million. The facilities expired on December 5, 2002. The Company is evaluating the replacement of these facilities.

      In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $2,400,000 in four quarterly installments between January 1, 2003 and October 1, 2003.

      As of December 31, 2002, the Company had future cash commitments for the cash payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum operating lease payments for its office facilities and certain equipment are:

Operating
Leases

2003	$2,170,000
2004	2,116,000
2005	2,046,000
2006	1,834,000
2007 and thereafter	11,798,000

Total minimum lease payments	$19,964,000

      The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

      The Company currently expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company expects to sublease were vacated and were subleased, the Company could incur a loss of $1,750,000, which is based upon the aggregate difference over the remaining eleven-year term between the Company’s committed lease rate and the estimated market rates at December 31, 2002 of a prospective sublease arrangement.

      On January 21, 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity, LLC, for a purchase price of $5,750,000 in cash (the “Purchase Price”) and the assumption of approximately $3.0 million in net assumed liabilities. Excluded from the sale were approximately $2.8 million in net accounts receivable generated from the sale of CRM products prior to the transaction. iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon completion of the closing of certain of the assets of the Company’s German subsidiary, Applix GmbH. The purchase price is subject to possible post closing adjustments. The disposition was effected pursuant to an Asset Purchase Agreement, dated as of January 21, 2003 (the “Purchase Agreement”), by and between iET and the Company, on behalf of itself and its subsidiaries.

      As a result of the transactions contemplated by the Purchase Agreement, Applix sold substantially all of the assets used or held for use in connection with the CRM Business and assigned to iET certain specified liabilities relating to the CRM Business. In addition to tangible assets, the Company also sold certain intangible assets, principally the Company’s intellectual property used or held for use exclusively or primarily in the CRM Business.

      The Company has incurred losses from continuing operations for the last several years. As of December 31, 2002, the Company had an accumulated deficit of $43.8 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The

Company made progress in 2002 towards decreasing operating losses for the year compared to the prior year. Additionally, the Company improved its 2002 cash flow and improved its cash position at December 31, 2002. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, which includes funds received from the sale of the Company’s CRM business (See Note 19) and funds generated from operations and its accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra, and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

     New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement will only have an impact on the accounting for future exit or disposal activities.

      In December 2002, the FASB issued SFAS No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation — Transition and Disclosure”. SFAS No. 148 is an amendment of SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and has adopted the amendments to the disclosure provisions of SFAS No. 148.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on its financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

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

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

      We have incurred losses from continuing operations for the last several years. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Although we made progress throughout 2002 towards decreasing operating losses as compared to 2001, there can be no assurance that we will achieve a profitable level of operations in the future.

      We believe, based upon our current business plan, that our current cash and cash equivalents, funds expected to be generated from operations and available credit lines should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. If we elect to raise additional operating funds, such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.

IF WE DO NOT INTRODUCE NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER.

      The business performance management and business intelligence markets, including in interactive planning, budgeting and analytics are characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

WE RELY HEAVILY ON KEY PERSONNEL.

      We rely heavily on key personnel throughout the organization. We have engaged David Mahoney, one of our directors, to serve as interim President and Chief Executive Officer, and we are currently seeking a permanent President and Chief Executive Officer. The transition of these positions to Mr. Mahoney and any transition to a permanent President and Chief Executive Officer may result in the distraction of management and a delay in our ability to execute our business strategies. The loss of any of our other members of management, or any of our staff of sales and development professionals, could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, the loss of any critical employees or a group thereof, particularly to a competing organization, could cause us to lose market share, and the Applix brand could be diminished.

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

BECAUSE THE BUSINESS PERFORMANCE MANAGEMENT AND BUSINESS INTELLIGENCE MARKETS ARE HIGHLY COMPETITIVE, WE MAY NOT BE ABLE TO SUCCEED.

      If we fail to compete successfully in the highly competitive and rapidly changing business performance management and business intelligence markets, we may not be able to succeed. We face competition primarily from business intelligence firms. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

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

      As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Relative to foreign currency exposures existing at December 31, 2002, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows. To date, foreign currency fluctuations have not had a material effect on the Company’s operating results.

      At December 31, 2002, the Company held $9,322,000 in cash equivalents, including $933,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year. There have been no significant changes in cash equivalents since December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

	Q1 2002	Q2 2002	Q3 2002	Q4 2002(a)

	(Unaudited)

	(In thousands, except per share data)
Revenue from continuing operations	$9,507	$9,075	$8,182	$9,832
Gross margin from continuing operations	$6,545	$6,000	$5,339	$6,683
Restructuring and other charges	—	$(37)	$398	$20
Compensation expense and amortization of acquired intangible asset	578	$598	$616	$613
Write down of notes receivable	—	—	—	$964
Net loss from continuing operations	$130	$(706)	$(2,120)	$(2,874)
Net income (loss) from discontinued operation	$0	$(85)	$(43)	$(76)

Net income (loss)	$130	$(791)	$(2,163)	$(2,950)

Net income (loss) per share basic	$0.01	$(0.07)	$(0.18)	$(0.24)
Net income (loss) per share diluted	$0.01	$(0.07)	$(0.18)	$(0.24)
Weighted average number of basic shares outstanding	12,115	12,166	12,282	12,365
Weighted average number of diluted shares outstanding	12,373	12,166	12,282	12,365

	Q1 2001	Q2 2001	Q3 2001	Q4 2001

	(Unaudited)

	(In thousands, except per share data)
Revenue	$11,327	$10,444	$8,858	$8,776
Gross margin	$6,868	$6,718	$5,352	$5,596
Restructuring and other charges	—	$512	$438	$750
Amortization of acquired intangible	$—	$62	$62	$62
Permanent impairment of cost based investment	—	—	—	$1,250
Net loss from continuing operations	$(3,310)	$(2,679)	$(2,678)	$(3,206)
Net income from discontinued operation	718	—	363	—

Net loss	$(2,592)	$(2,679)	$(2,315)	$(3,206)

Net loss per share	$(0.22)	$(0.23)	$(0.19)	$(0.27)
Weighted average number of basic and diluted shares outstanding	11,689	11,740	11,934	11,975

(a)	Changes in Estimates in The Allowance for Doubtful Accounts

      The Company’s statement of operations for the quarter ended December 31, 2002 includes a charge of $879,000 relating to a change in estimate of its allowance for doubtful accounts.

      The Company’s Consolidated Financial Statement and Supplementary Data are included under Item 15 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      This information has been previously reported by the Registrant in a Current Report on Form 8-K filed with the Commission on April 13, 2001.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The response to this item is contained in part under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, and in part in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003 (the “2003 Proxy Statement”) in the sections entitled “Election of Directors — Members of the Board of Directors” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, which sections are incorporated herein by reference.

Item 11.     Executive Compensation

      The response to this item is contained in the 2003 Proxy Statement in the sections entitled “Election of Directors Compensation of Directors” and “Executive Compensation”, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this item is contained in the 2003 Proxy Statement in the sections entitled “Beneficial Ownership of Voting Stock” and “Equity Compensation Plan Information” which sections are incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The response to this item is contained in the 2003 Proxy Statement in the section entitled “Certain Relationships and Related Transactions” which section is incorporated herein by reference.

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Consolidated Financial Statements.

      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10-K.

      2. Consolidated Financial Statement Schedule.

      The consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10-K.

      3. Exhibits.

      The exhibits filed as a part of this Annual Report on Form 10-K are as follows:

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(2)	—	By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
10	.1(4)+	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(2)+	—	Applix, Inc. 1984 Stock Option Plan.
10	.3(5)+	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.6(7)+	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.
10.7		—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001 and Termination Agreement, dated March 29, 2003, between the Registrant and David C. Mahoney.
10	.8+	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10	.9(9)	—	Termination Agreement, dated January 14, 2002, by and between the Registrant, Applix GmbH and Michael Scheib.
10	.10(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.11(8)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.
10	.12(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Alan Goldsworthy.
10	.13(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Ed Terino.
10	.14(8)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.
10	.15(11)	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.
10	.16(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10	.17(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10	.18(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Ernst & Young LLP.
23.2		—	Consent of PricewaterhouseCoopers LLP.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

+	Management contract or compensatory plan.

      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of the year for which this report was filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 31, 2003 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ DAVID C. MAHONEY

______________________________________ David C. Mahoney
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. MAHONEY David C. Mahoney	Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ WALT HILGER Walt Hilger	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ PETER GYENES Peter Gyenes	Director	March 31, 2003

/s/ ALAIN J. HANOVER Alain J. Hanover	Director	March 27, 2003

/s/ JOHN D. LOEWENBERG John D. Loewenberg	Director	March 31, 2003

/s/ CHARLES F. KANE Charles F. Kane	Director	March 28, 2003

/s/ BRAD FIRE Brad Fire	Director	March 29, 2003

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this annual report on Form 10-K of Applix, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID C. MAHONEY _______________________________________ David C. Mahoney
Chief Executive Officer

Dated: March 31, 2003

I, Walt Hilger, certify that:

1.	I have reviewed this annual report on Form 10-K of Applix, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALT HILGER _______________________________________ Walt Hilger
Chief Financial Officer

Dated: March 31, 2003

Index to Consolidated Financial Statements and Financial Statement Schedule

      Schedules other than those referred to above have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Applix, Inc.

      We have audited the accompanying consolidated balance sheets of Applix, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule for the years ended December 31, 2002 and 2001 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applix, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 7, 2003, except for Note 19,
as to which the date is
March 17, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of Applix, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operation and cash flows of Applix, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 24, 2001

APPLIX, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2002 and 2001
(In thousands, except per share and share data)

ASSETS

	2002	2001

Current assets:
Cash and cash equivalents	$8,389	$8,228
Accounts receivable, less allowance for doubtful accounts of $2,098 and $1,446, respectively	5,810	7,202
Other current assets	1,906	1,672

Total current assets	16,105	17,102
Restricted cash	933	1,050
Property and equipment, at cost:
Computer equipment	12,194	11,959
Office furniture, equipment and leasehold improvements	2,439	2,292

	14,633	14,251
Less accumulated amortization and depreciation	(12,758)	(11,722)

Net property and equipment	1,875	2,529
Capitalized software costs, net of accumulated amortization of $2,733 and $1,598, respectively	1,460	1,042
Goodwill, net of accumulated amortization of $1,084 (Note 2)	1,187	1,117
Intangible assets, net of accumulated amortization of $438 and $186, respectively	1,062	1,314
Other assets	925	784

TOTAL ASSETS	$23,547	$24,938

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED BALANCE SHEET (Continued)

December 31, 2002 and 2001
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2002	2001

Current liabilities:
Accounts payable	$2,296	$2,137
Accrued expenses	7,874	6,898
Deferred revenue	8,703	6,711

Total current liabilities	18,873	15,746
Long term liabilities	566	709
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,675,176 and 12,320,096 shares issued, respectively	32	31
Additional paid in capital	49,600	49,212
Accumulated deficit	(43,834)	(38,060)
Accumulated other comprehensive loss	(329)	(503)
Notes receivable from stock purchase agreements	—	(1,120)

	5,469	9,560
Less: Treasury stock, 306,198 shares	(1,361)	(1,077)
Total stockholders’ equity	4,108	8,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,547	$24,938

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Revenues:
Software license	$16,050	$18,406	$23,735
Professional services and maintenance	20,546	20,999	16,504

Total revenues	36,596	39,405	40,239
Cost of revenues:
Software license	2,040	1,214	1,985
Professional services and maintenance	9,989	13,657	13,757

Total cost of revenues	12,029	14,871	15,742

Gross margin	24,567	24,534	24,497
Operating expenses:
Sales and marketing	15,311	21,671	25,580
Product development	5,699	6,848	7,502
General and administrative	5,249	4,484	4,292
Compensation expenses and amortization of acquired intangible asset (Note 10)	2,405	186	—
Write down of notes receivable	964	—	—
Restructuring expense	381	1,700	—

Total operating expenses	30,009	34,889	37,374

Operating loss	(5,442)	(10,355)	(12,877)
Non-operating income (expenses):
Permanent impairment of cost based investment	—	(1,250)	—
Interest and other income (expense), net	(47)	290	1,153
Net gain from sale of subsidiary (Note 11)	141	—	—

Loss before taxes	(5,348)	(11,315)	(11,724)
Provision for income taxes	(222)	(558)	(3,583)

Loss from continuing operations	(5,570)	(11,873)	(15,307)
Discontinued operations:
Loss from discontinued operations, including income tax provision of $63 in 2000	(204)	—	(367)
Gain (loss) on disposal of discontinued operations, including a provision of $2,367 for losses during the phase-out period in 2000	—	1,081	(3,238)

Net loss	$(5,774)	$(10,792)	$(18,912)

Net loss per share, basic and diluted
Continuing operations	$(0.46)	$(1.00)	$(1.36)
Discontinuing operations	(0.02)	0.09	(0.32)

Total loss per share	$(0.47)	$(0.91)	$(1.68)

Weighted average number of basic and diluted shares outstanding	12,223	11,861	11,246

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

						Notes
				Accumulated		Receivable
		Additional		Other		from Stock
	Common	Paid In	Accumulated	Comprehensive	Unearned	Purchase	Treasury
	Stock	Capital	Deficit	(Loss) Income	Compensation	Agreement	Stock	Total

Balance, December 31, 1999	$29	$47,113	$(8,356)	$(556)	$(1,440)	$—	$(1,077)	$35,713
Stock issued under stock plans (188,591 shares)		1,184						1,184
Issuance of restricted stock (256,002 shares)	1	1,119				(1,120)		—
Amortization of unearned compensation					273			273
Forfeiture of restricted stock		(1,167)			1,167			—
Net loss			(18,912)					(18,912)
Foreign currency exchange translation adjustment				(24)				(24)

Comprehensive loss								(18,936)

Balance, December 31, 2000	30	48,249	(27,268)	(580)	—	(1,120)	(1,077)	18,234
Stock issued under stock plans (326,203 shares)	1	736						737
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)		227						227
Net loss			(10,792)					(10,792)
Foreign currency exchange translation adjustment				77				77

Comprehensive loss								(10,715)

Balance, December 31, 2001	31	49,212	(38,060)	(503)	—	(1,120)	(1,077)	8,483
Stock issued under stock plans (355,080 shares)	1	388						389
Write down of notes receivable						1,120	(284)	836
Net loss			(5,774)					(5,774)
Foreign currency exchange translation adjustment				174				174

Comprehensive loss								(5,600)

Balance, December 31, 2002	$32	$49,600	$(43,834)	$(329)	$—	$—	$(1,361)	$4,108

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(5,774)	$(10,792)	$(18,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,097	1,410	2,032
Amortization	1,387	1,086	1,330
Provision for doubtful accounts, net	652	49	344
Write-off of impaired investment	—	1,250	—
(Gain) loss from discontinued operations	—	(1,081)	3,238
Gain on sale of subsidiary	(141)	—	—
Non-cash restructuring charges	—	92	—
Write down of notes receivable	964	—	—
Non-cash stock compensation expense	—	30	573
Deferred income taxes	(131)	—	3,001
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,010)	4,635	(1,214)
Sale of accounts receivables	2,323	361	—
(Increase) decrease in other assets	(558)	566	864
(Increase) decrease in restricted cash	117	(1,050)	—
Increase (decrease) in accounts payable	182	(540)	433
Increase (decrease) in accrued liabilities	1,303	(2,021)	381
Increase in other liabilities	—	195	—
Increase (decrease) in deferred revenue	2,247	2,389	(1,042)
Increase in accrued discontinued operations	—	196	—

Cash provided by (used in) operating activities	1,658	(3,225)	(8,972)
Cash flows from investing activities:
Property and equipment expenditures	(680)	(856)	(2,655)
Capitalized software costs	(1,553)	(844)	(1,803)
Payment for disposition of subsidiary	—	(100)	—
Net proceeds from sale of discontinued operation	—	1,300	—
Proceeds from sale of subsidiary	362	—	—
Payment for acquisition, net of cash acquired	—	(1,733)	—
Purchase of short-term investment	—	—	(31,715)
Maturities of short-term investments	—	—	46,870

Cash (used in) provided by investing activities	(1,871)	(2,233)	10,697
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	389	737	1,184
Payment of notes payable	—	—	(660)
Payment on short-term borrowing	(368)	—	—
Proceeds from short-term borrowing	237	368	—

Cash provided by financing activities	258	1,105	524
Effect of exchange rate changes on cash	116	35	(24)

Increase (decrease) in cash and cash equivalents	161	(4,318)	2,225
Cash and cash equivalents at beginning of period	8,228	12,546	10,321

Cash and cash equivalents at end of period	$8,389	$8,228	$12,546

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$227	$—
Stock issued in exchange of stockholder notes receivable	$—	$—	$1,120
Cash paid for income tax	$319	$311	$110

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS

      The Company is a global provider of business performance management (BPM) and business intelligence (BI) solutions, focused on interactive planning, budgeting and analytics. Historically, the Company had also been a provider of customer relationship management (CRM) solutions. The company sold its CRM business in January 2003 (See Note 19). The Company’s operating results reflect the CRM business for all periods presented. These combined products represented one principal business segment, which Applix reports as its continuing operations.

      On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented.

      The Company has incurred losses from continuing operations for the last several years. As of December 31, 2002, the Company had an accumulated deficit of $43.8 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress in 2002 towards decreasing operating losses for the year compared to the prior year. Additionally, the Company improved its 2002 cash flow and improved its cash position at December 31, 2002. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, which includes funds received from the sale of the Company’s CRM business (See Note 19) and, funds expected to be generated from operations and its accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In those instances in which indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner, the Company accounts for amounts received in these arrangements in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. In initial and renewal years for which the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, such amount is recorded as revenue over the term of the maintenance period at the net amount received since the Company does not collect the fees from the end-user customer, it does not have latitude in establishing the price paid by the end-user customer for maintenance services, and it does not have the latitude to select the supplier providing first level support. However, in those circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partner for such renewals aggregated $570,000, $287,000 and $7,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      The Company considers highly liquid investments with maturities of less than 90 days at time of acquisition to be cash equivalents. The Company’s investment portfolio consists of cash equivalents placed with institutions, which management believes to be of high credit quality. Cash equivalents consist of money market instruments, which are designated as available for sale securities and are carried at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Cash equivalents totaled $8,389,000 and $8,228,000 at December 31, 2002 and 2001, respectively. Realized and unrealized gains and losses from available-for-sale securities were not material for the years ended December 31, 2002, 2001 and 2000. Restricted cash of $933,000 at December 31, 2002 and $1,050,000 at December 31, 2001 represents required collateral on a certain operating lease. The restricted cash will be released to the Company ratably over the term of the lease agreement.

Concentrations of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

      The Company extends credit to its customers in the normal course of business, resulting in trade receivables. The Company’s normal credit terms are 30 days.

      The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. An allowance for doubtful accounts is provided for accounts which management believes may not be collected due to a customer’s financial circumstance (e.g. bankruptcy), and for all accounts which are 180 days past due, absent evidence which supports their collectibility.

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

Software Development Costs

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company considers

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue.

      The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of factors including demand for a product, operating results, business plans and economic projections. In addition, the Company considers nonfinancial data such as market trends, product development cycles and changes in management’s market emphasis.

      Amortization expense related to software development cost was $1,135,000, $712,000, and $983,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in the cost of software license revenue.

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

      The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed its goodwill and intangible assets for possible reclassification, of which there were none, and has reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company performed the first of the required impairment tests of goodwill using the Income Approach, a present value technique, which indicated that impairment did not appear to exist as a result of adoption of SFAS 142. The Company performed the required annual impairment test in the fourth quarter of 2002, which indicated that impairment does not exist. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, is as follows (in thousands except for share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss:	$(5,774)	$(10,792)	$(18,912)
Goodwill amortization, net of tax	—	188	127
Adjusted net loss	$(5,774)	$(10,604)	$(18,785)
Loss per share, basic and diluted:
As reported	$(0.47)	$(0.91)	$(1.68)
Adjusted	$(0.47)	$(0.89)	$(1.67)
Outstanding shares	12,223	11,861	11,246

      Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $252,000 and $186,000 during in 2002 and 2001, respectively. The

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future annual amortization expense for this intangible asset remaining as of December 31, 2002 is as follows:

2003	$250,000
2004	250,000
2005	250,000
2006	250,000
2007	62,500

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

      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”(“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 did not have a material impact to the Company’s results of operations or financial position. In accordance with SFAS 144, the Company evaluates the recoverability of long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment loss is measured as the difference between the carrying value and the fair value of the impaired asset and charged to expense in the period identified. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances. The rates that would be utilized to discount net cash flows to net present value would take into account the time value of money and investment risk factor. Management believes that no such events have occurred.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended December 31, 2002, 2001 and 2000, the Company excluded potential dilutive common stock equivalents of 167,007, 142,029 and 1,034,000, respectively, from its calculation of diluted net income (loss) per share. The Company had an additional 3,069,042, 3,519,571 and 2,069,182 of anti-dilutive common stock equivalents outstanding for the years ended December 31, 2002, 2001 and 2000, respectively, which would not have been included in the calculation of diluted net income (loss) per share even if the Company had reported net income, as the stock option exercise price exceeded the average market price for the respective periods.

     Translation of Foreign Currencies

      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate changes included in other income (expense) are immaterial for all periods presented. The Company’s net results have not been materially impacted by foreign currency fluctuations.

      The Company enters into foreign currency forward contracts that economically hedge gains and losses generated by the remeasurement of certain assets and liabilities denominated in a non-functional currency. Such exposures result from the portion of the Company’s operations, assets and liabilities are in currencies other than the US dollar, primarily the European euro, English pounds, Swiss francs and Australian dollars as of December 31, 2002. These foreign exchange contracts are entered into in the ordinary course of business, and accordingly, are not speculative in nature. The Company typically hedges intercompany and receivable balances for 90-day periods. The changes in the fair value of these undesignated hedges are recognized in the statement of operations immediately as an offset to the changes in fair value of the asset or liability being hedged. The Company entered into one hedging contract in 2002 and did not have any open hedging contracts as of December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, realized and unrealized gains and losses were not material.

     Comprehensive Income (Loss)

      Components of comprehensive income (loss) include net income (loss) and certain transactions that have been reported as a separate component of stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments.

     Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $85,000, $485,000 and $442,000 in 2002, 2001 and 2000, respectively.

     Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure-only requirements under SFAS 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. Accordingly no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying common stock on the date of grant. If compensation expense had been recorded consistent with SFAS No. 123 based on the fair value of stock awards at the date of grant, the Company’s net loss would have been adjusted to the pro forma amounts presented below (thousands, except for per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss as reported	$(5,774)	$(10,792)	$(18,912)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,502)	(3,426)	(3,602)

Pro forma net loss	$(9,276)	$(14,218)	$(22,514)

Earnings per share:
Basic and diluted — as reported	$(0.47)	$(0.91)	$(1.68)
Basic and diluted — pro forma	$(0.76)	$(1.20)	$(2.00)

     Use of Estimates

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

     Effect of Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No 94-3, a liability was recognized at the commitment date to an exit plan provided that all other required criteria were met. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement will only have an impact on the accounting for future exit or disposal activities.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment of SFAS No. 123, to provide alternative methods of transition to SFAS No 123’s fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company accounts for stock-based employee compensation using the intrinsic value method under APB No. 25 and has adopted the amendments to the disclosure provisions of SFAS No. 148.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on its financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

3.     DISCONTINUED OPERATION

      In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 and 2000 were reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities.

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

      On March 30, 2001, the Company completed the sale of the VistaSource business and received the purchase price of $1,300,000. For the year ended December 31, 2001, the Company recognized a gain of $1,081,000 for discontinued operations due to a favorable liquidation of the net assets and liabilities of the

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VistaSource business compared to previous estimates. The reserve balance for the estimated costs associated with the disposition as of December 31, 2001 was $182,000, consisting primarily of severance costs, which were paid in 2002. The Company’s results of operations for the year ended December 31, 2002 included $204,000 in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (See Note 18) and the write-down of a receivable owed to the Company by VistaSource.

      Summary operating results and balance sheet information of the discontinued operation are as follows (in thousands):

	2002	2001	2000

Operating Results:
Revenue	$—	$1,666	$10,250
Loss before income taxes	(204)	(870)	(304)
Net loss	(204)	(870)	(367)
Balance sheet information:
Accrued liabilities	—	(182)

Net liabilities of discontinued operations	$—	$(182)

4.     ACCRUED LIABILITIES

      Accrued liabilities at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001

Income taxes	$437	$938
Sales and value added taxes	2,568	1,278
Accrued compensation and benefits	2,452	2,524
Restructuring	71	766
Other	2,346	1,392

Total	$7,874	$6,898

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES

      Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2002	2001	2000

Domestic	$(6,813)	$(12,515)	$(12,831)
Foreign	835	1,200	1,107

Total	$(5,348)	$(11,315)	$(11,724)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:
Federal and state	68	$77	$16
Foreign	285	481	566

Total Current	353	558	582

Deferred:
Federal and state	—	—	(4,831)
Foreign	(131)	—	—
Change in valuation allowance	—	—	7,832

Total Deferred	(131)	—	3,001

Total income tax provision	$222	$558	$3,583

      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2002	2001

Net operating loss carryforwards	$12,041	$11,211
Deferred revenue	60	264
Accounts receivable	550	505
Accrued expenses	448	392
Vacation and benefits	166	254
Software/ fixed assets	501	434
Tax credit carryforwards	2,118	1,752
Deferred tax liability	(319)	(450)
Valuation allowance	(15,565)	(14,362)

NET DEFERRED TAX ASSET	$—	$—

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2002	2001	2000

U.S. federal statutory rate	$(1,818)	$(3,847)	$(3,986)
State and foreign tax provision, net	(368)	(619)	(589)
Research and experimentation tax credit	(366)	—	(211)
Permanent items	16	185	512
Other	—	43	25
Unbenefitted losses	2,758	4,796	7,832

TAX PROVISION	$222	$558	$3,583

      The Company had net operating loss carryforwards of approximately $29,273,000 and $27,798,000 at December 31, 2002 and 2001, respectively. The Company also had federal research tax credits of approximately $1,500,000 and $1,100,000 at December 31, 2002 and 2001, respectively. These net operating loss carryforwards and credits expire in various amounts through 2022.

      A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company established a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization. The valuation allowance increased by $1,203,000 during 2002, primarily due to the increase in net operating loss carryforwards. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 would be allocated as follows (in thousands):

Reported in the statement of operations	$13,205
Reported in capital in excess of par	2,360

$15,565

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

      The Company has provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although management believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

6.	COMMITMENTS

      The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through April 2010. Total rent expense was $2,639,000, $2,360,000 and $2,095,000 for

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, 2001 and 2000, respectively. The following is a schedule of future minimum lease payments at December 31, 2002 (in thousands):

2003	$2,170
2004	2,116
2005	2,046
2006	1,834
2007 and thereafter	11,798

Total minimum lease payments	$19,964

      The Company currently expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company expects to sublease were vacated and were subleased, the Company could incur a loss of $1,750,000, which is based upon the aggregate difference over the remaining eleven-year term between the Company’s committed lease rate and the estimated market rates at December 31, 2002 of a prospective sublease arrangement.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

      The Company has 1,000,000 authorized shares of Preferred Stock, $0.01 per value per share. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. As of December 31, 2002, none of the preferred stock was issued and outstanding.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Plans

      In 1994, the Board of Directors adopted, and stockholders approved, the 1994 Equity Incentive Plan of the Company (the “Equity Plan”). As the result of several amendments, the Equity Plan authorizes the issuance of options to purchase up to 5,490,157 shares of common stock. The Equity Plan enables the Company to make awards of restricted common stock and to grant options to purchase common stock to employees, officers or directors of and consultants to the Company. Restricted stock awards entitle the recipient to purchase common stock from the Company under terms, which provide for vesting over a period of time. The Company has the right to repurchase the unvested portion of the common stock subject to the award upon the termination of the recipient’s employment or other relationship with the Company. Stock options entitle the optionee to purchase common stock from the Company, for a specified exercise price, during a period specified in the applicable option agreement. The Equity Plan is administered by the Compensation Committee of the Board of Directors, which selects the persons to whom restricted stock awards and stock options are granted and determines the number of shares of common stock covered by the award or option, its purchase price or exercise price, its vesting schedule and (in the case of stock options) its expiration date. Under the Equity Plan, incentive stock options must be granted with an exercise price of no less than fair market value of the stock on the grant date. To date, no restricted stock awards have been granted under the Equity Plan.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also has a 1984 Stock Option Plan (the “Option Plan”) for certain employees, directors, and consultants, under which both incentive stock options and nonqualified options were issued. Under the Option Plan, the incentive stock options must have been granted with an exercise price of no less than the fair market of the stock on the date of grant. The exercise price of the stock options and the terms of exercise for all options granted were determined by the Board of Directors. Generally, stock options granted under the Option Plan vest over a four or five-year period. The Option Plan has expired, but options granted under the Option Plan prior to its expiration remain outstanding in accordance with their terms.

      In 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Director Stock Option Plan (the “1996 Director Plan”). The 1996 Director Plan provides for the grant of nonstatutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 50,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 1996 Director Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1996 Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 1996 Director Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant. Each option granted pursuant to the 1996 Director Plan becomes exercisable in full on the first anniversary of the date of grant, provided the optionee is serving as a director of the Company on such date. No additional options will be granted under the 1996 Director Plan.

      In 1996, the Board of Directors adopted the 1996 Sinper Stock Option Plan (the “Sinper Plan”). The purpose of this plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees of Sinper Corporation (Sinper), which became a wholly owned subsidiary of the Company in 1996. The Sinper Plan is administered by the Board of Directors of the Company. Under the Sinper Plan, the stock options must have been granted with an exercise price of no less than the fair market value of the stock on the date of grant. No additional options will be granted under the Sinper Plan.

      In 1999, the Board of Directors adopted, and the stockholders approved, the 2000 Director Stock Option Plan (the “2000 Director Plan”). The 2000 Director Plan provides for the grant of non-statutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees of the Company or any subsidiary of the Company are eligible to be granted options under the Plan. A total of 200,000 shares of the Company’s common stock may be issued upon the exercise of options granted under the 2000 Director Plan. Any shares subject to options granted pursuant to the 2000 Director Plan which terminate or expire unexercised will be available for future grants under the 2000 Director Plan. The 2000 Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 2000 Director Plan, the stock options must be granted with an exercise price of no less than the fair market value of the stock on the date of grant. Pursuant to the 2000 Director Plan, (1) each outside director received an option for 4,000 shares of common stock on January 1, 2002, (2) each outside director is eligible to receive an option for 10,000 shares of common stock on January 1 of each year beginning January 1, 2003, so long as he or she continues to serve as a director and provided he or she attended at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year and (3) each new outside director is eligible to receive an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2000 Director Plan.

      Information with respect to activity under the stock option plans is as shown below:

		Options Outstanding

	Available for		Weighted Average
	Grant	Number	Exercise Price

Balance at December 31, 1999	282,528	2,301,602	$4.82
Additional authorized	1,550,000	—	—
Stock issued	(256,002)	—	—
Expiration of options under 1984 Plan	(202)	—	—
Options granted	(1,451,080)	1,451,080	$10.08
Options exercised	—	(117,826)	$16.13
Options cancelled	531,674	(531,674)	$3.56

Balance at December 31, 2000	656,918	3,103,182	$6.97

Additional authorized	1,000,000	—	—
Stock issued	(35,000)	—	—
Expiration of options under 1984 Plan and Sinper Plan	(7,328)	—	—
Options granted	(1,880,301)	1,880,301	$1.90
Options exercised	—	(66,241)	$3.06
Options cancelled	1,255,642	(1,255,642)	$6.74

Balance at December 31, 2001	989,931	3,661,600	$4.52

Additional authorized	150,000	—	—
Expiration of options under 1984 Plan and Sinper Plan	(534)	—	—
Options granted	(711,000)	711,000	$1.53
Options exercised	—	(14,214)	$1.42
Options cancelled	1,184,404	(1,184,404)	$3.94

Balance at December 31, 2002	1,612,801	3,173,982	$4.08

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Related information for options outstanding and exercisable as of December 31, 2002 under the stock option plans is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices

$.61-$.99	162,375	5.75	$0.74	40,125	$0.74
$1.00-$1.65	680,064	5.89	$1.38	114,666	$1.39
$1.66-$2.91	987,072	5.54	$2.08	361,354	$2.14
$2.92-$4.88	529,784	2.20	$3.62	496,358	$3.58
$4.89-$9.88	444,420	3.89	$5.98	313,942	$5.92
$9.89-$17.75	354,087	3.91	$13.72	233,917	$13.67
$17.76-$22.63	8,680	3.93	$18.16	8,305	$18.16
$22.64-$34.75	7,500	0.35	$34.75	7,500	$34.75

	3,173,982	4.64	$4.08	1,576,167	$5.21

      At December 31, 2002, 4,786,783 shares of common stock were reserved for future issuance under the stock plans.

      At December 31, 2001 and 2000 there were 1,512,808 and 1,343,702 options exercisable, respectively.

Stock-Based Compensation

      As permitted under SFAS No. 123, the Company has elected to follow APB 25 and the related Interpretations and has adopted the disclosure only provisions of SFAS No. 123.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after October 28, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123 and is presented in Note 2. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes options pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	4	5	5
Expected stock price volatility	97.1%	96.0%	95.2%
Risk free interest rate	3.82%	4.72%	6.42%

      Using the above assumption the weighted average grant date fair values for options granted were $1.09, $1.42, and $7.70 in 2002, 2001, and 2000, respectively.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      The Company established its Employee Stock Purchase Plan during 1995 (1995 Plan), allowing eligible employees to purchase common stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. On February 26, 2001, the Board of Directors adopted, and on May 4, 2001, the stockholders approved the Company’s Employee Stock Purchase Plan (2001 Plan), which authorized the issuance of up to 800,000 shares of common stock and has generally the same terms as the 1995 Plan. During 2002, 313,366 shares were issued under the 2001 Plan. During 2001, 124,958 shares were issued under the 2001 Plan and 100,004 shares were issued under the 1995 Plan. At December 31, 2002, 361,676 shares were available for issuance under the 2001 Plan.

Notes Receivable from Stock Purchase Agreements

      In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchase of such shares were funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest of the promissory notes is calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sells any shares prior to July 31, 2005, the net proceeds from such sale shall become immediately due and payable without notice or demand. In the event the executive leaves the Company, voluntarily or for cause, the loan shall become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002 and 2001. These loans, which are shown as a deduction to Stockholders’ equity, are secured by the common stock purchased. Certain of these loans are and have been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44, for accounting purposes only the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. As of December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. The Company may incur compensation charges if the fair value of the underlying stock appreciates over the original purchase price, plus interest. These loans continue to be full recourse, and the Company intends to enforce collection of those amounts that are outstanding.

8.     EMPLOYEE BENEFIT PLAN

      Applix has a defined contribution plan (401(k)) in which all full time employees are eligible to participate once they have reached the age of 21. Employee and employer contributions vest immediately. The Company may make discretionary contributions to the plan as determined by the Board of Directors. The Company’s matching contribution to the plan was $178,000, $205,000, and $267,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.     MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATIONS

      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s business performance management and business intelligence software products (See Note 1 and 19). The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. Financial

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information provided to the Company’s chief operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. As a result of the VistaSource disposition, the Company had only one operating segment at December 31, 2002 and 2001. Accordingly, the Company has presented the 2000 historical segment data to exclude the VistaSource business unit, for which the segment data is included in Note 3.

      A summary of the Company’s operations by geographic locations for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

Geographic Segment Information	2002	2001	2000

Revenue from continuing operations
United States	$15,078	$14,156	$14,065
Europe	17,055	20,865	23,019
Pacific Rim	4,463	4,384	3,155

Total revenue from continuing operations	$36,596	$39,405	$40,239

Revenue from discontinued operations
United States	$—	$—	$5,738
Europe	—	—	4,512
Pacific Rim	—	—	—

Total revenue from discontinued operations	$—	$—	$10,250

Long-lived Assets
United States	$1,632	$1,956	$4,544
Europe	455	778	1,082
Pacific Rim	975	912	—

Total long-lived assets	$3,062	$3,646	$5,626

10.     ACQUISITIONS

      On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for total cost of approximately $5,867,000 consisting of $5,640,000 in maximum cash consideration to be paid and 100,000 shares of the Company’s common stock which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

      Per the terms of the purchase and sale agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. During 2001, the Company had paid $1,267,000 of the maximum cash consideration, which was accounted for as purchase price. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base. In addition, the Company made four additional cash payments in 2002

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling $2,153,000, which have been accounted for as compensation expense within operating expenses as the payments were contingent upon the continued employment of two key executives of Dynamic Decisions. The remaining cash payments will continue to be accounted for as compensation expense within operating expense as they are contingent upon the future employment of the two key executives. The results of operations of Dynamic Decisions are included in the Company’s financial statements from the date of acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At
March 31,
2001

Cash, cash equivalents and short-term investments	$24,518
Accounts receivable	610,899
Prepaid and other current assets	154,116
Fixed assets	15,570
Intangible customer relationships	1,500,000
Goodwill	934,766
Accounts payable	432,546
Accrued expenses	60,156
Deferred maintenance	299,586
Deferred tax liabilities	450,000

      Unaudited pro forma revenue, net loss, and loss per share shown below for the years ended December 31, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

	Twelve Months Ended
	December 31
	(Unaudited)

	2001	2000
(In thousands, except for per share amounts)
Revenue	$39,980	$43,311
Net income (loss)	$(10,441)	$(17,059)

Total basic and diluted earning (loss) per share	$(0.88)	$(1.52)

11.     NET GAIN FROM SALE OF SUBSIDIARY

      In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sale office, for $362,000 and recorded a net gain of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser exclusive rights to resell the Company’s CRM products in the Netherlands.

12.     RESTRUCTURING EXPENSES

      In 2001 and 2002, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative personnel, and 2 executive level employees, were terminated. The Company’s restructuring plan also included the closure of the Company’s sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company’s French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. The restructuring charge was fully paid as of December 31, 2002.

      In the third quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs company-wide. In connection with this plan, the Company recorded an additional restructuring charge of $438,000 for severance related to the termination of 26 non-management employees, primarily sales, marketing, and administrative personnel. Subsequent to the initial recording of the charge, adjustments totaling $90,000 were recorded, reducing the charge to $348,000. The restructuring charge was fully paid as of December 31, 2002.

      In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000, which included $92,000 in non-cash charges relating to impaired assets. In the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which reduced the charge by $140,000. The restructuring charge was fully paid as of December 31, 2002.

      In the second quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000 comprising of $74,000 for workforce reduction and $29,000 for office closures. The restructuring charge was fully paid as of December 31, 2002.

      In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure. During the fourth quarter of 2002, the Company recorded an adjustment to increase this charge by $20,000. In addition, the Company adjusted the amounts within workforce, office closures and other contractual obligations as changes in estimates but did not change the total amount of the charge except as disclosed. These changes are not significant. The remaining unpaid balance of $71,000 as of December 31, 2002 is expected to be paid in full during the first quarter of 2003.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

	Balance at			Balance at
	December 31,	Adjustment/	Payments	December 31,
Cash charges	2001	Charge incurred	made	2002

Restructuring
Work force reduction	$311,000	$548,000	$(807,000)	$52,000
Office closures	274,000	(113,000)	(144,000)	17,000
Other contractual obligations	111,000	(54,000)	(55,000)	2,000

Total restructuring	$696,000	$381,000	$(1,006,000)	$71,000

13.     RESTRICTED CASH

      On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in connection with executing an agreement to lease its headquarters’ office space. The irrevocable standby letter of credit is collateralized by a restricted cash deposit of $1,050,000. The funds are drawn down over the term of the lease, provided the Company has not defaulted on the office lease. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 has been reduced to $933,333 as of December 31, 2002 and will be further reduced by the following amounts starting the first day of the third lease year as follows:

Reduction Amount

Third lease year (December 31, 2003)	$116,667
Fourth lease year (December 31, 2004)	$175,001
Fifth lease year (December 31, 2005)	$233,330
Sixth lease year (December 31, 2006)	$283,335

      At the end of the sixth year, the Company can reduce the letter of credit to $125,000 or substitute $125,000 in cash in lieu of the letter of credit.

14.     RELATED PARTY TRANSACTIONS

      For the years ended December 31, 2002 and 2001, software license revenues and cost of software license revenues included sales and royalty expenses incurred in connection with a reseller agreement between the Company and Beachware Pty Ltd (“Beachware”). The principal owners of Beachware are employees of the Company. During 2002, the Company recorded $686,000 and $298,000, respectively, in revenues and incurred royalty expenses of $405,000 and $173,000, respectively, related to Beachware product sales. As of December 31, 2002 and 2001, royalties owed to Beachware were $214,000 and $77,000, respectively.

15.     NON-RECOURSE SALE OF RECEIVABLES

      The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about December 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $905,000 resulting as a sale of accounts receivable of $668,000 for the three months ended December 31, 2002. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $729,000.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $2,323,000 and $361,000 for years ended December 31, 2002 and 2001. The Company has concluded that these accounts have been legally isolated, and accordingly, these amounts have been excluded from the Company’s accounts receivable balance at December 31, 2002 and 2001. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002 and 2001, the Company had recorded a net amount of $237,000 and $368,000, respectively, as financing transactions and recognized as a liability because the sale of these receivables do not qualify to be recorded as a sale under SFAS No. 140.

16.     IMPAIRMENT OF INVESTMENT

      In December 2001, the Company determined that its cost-based investment in TurboLinux, Inc. (“TurboLinux”) of $1,250,000 was impaired. This assessment was based on the Company’s review of TurboLinux’s operating results and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its estimated net realizable value of zero.

17.     BANK CREDIT FACILITIES

      The Company had two revolving credit facilities with a bank, providing for loans and other financial accommodations, totaling approximately $5 million. The facilities expired on December 5, 2002.

18.     COMMITMENTS AND CONTINGENCIES

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

19.     SUBSEQUENT EVENT

      On January 21, 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity, LLC, for a purchase price of $5,750,000 in cash (the “Purchase Price”) and the assumption of approximately $3.0 million in net assumed liabilities. Excluded from the sale were approximately $2.8 million in net accounts receivable generated from the sale of CRM products prior to this transaction. iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of certain of the assets of the Company’s German subsidiary, Applix GmbH. The purchase price is subject to possible post closing adjustments. The disposition was effected pursuant to an Asset Purchase Agreement, dated as of January 21, 2003 (the “Purchase Agreement”), by and between iET and the Company, on behalf of itself and its subsidiaries.

      As a result of the transactions contemplated by the Purchase Agreement, Applix sold substantially all of the assets used or held for use in connection with the CRM Business and assigned to iET certain specified liabilities relating to the CRM Business. In addition to tangible assets, the Company also sold certain intangible assets, principally the Company’s intellectual property used or held for use exclusively or primarily in the CRM Business.

Schedule II

Valuation and Qualifying Accounts

	Balance at		Deductions	Balance at
	beginning	Charges to cost	Write-off	End
	of period	and expenses	of Accounts	of Period

	(In thousands)
December 31, 2002
Allowance for doubtful accounts	1,446,000	1,198,000	546,000	2,098,000
December 31, 2001
Allowance for doubtful accounts	1,397,000	316,000	267,000	1,446,000

EXHIBIT INDEX

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(2)	—	By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
10	.1(4)+	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(2)+	—	Applix, Inc. 1984 Stock Option Plan.
10	.3(5)+	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.6(7)+	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.
10.7		—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001 and Termination Agreement, dated March 29, 2003, between the Registrant and David C. Mahoney.
10	.8+	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10	.9(9)	—	Termination Agreement, dated January 14, 2002, by and between the Registrant, Applix GmbH and Michael Scheib.
10	.10(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.11(8)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.
10	.12(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Alan Goldsworthy.
10	.13(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Ed Terino.
10	.14(8)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.
10	.15(11)	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.
10	.16(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10	.17(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10	.18(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Ernst & Young LLP.
23.2		—	Consent of PricewaterhouseCoopers LLP.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

+	Management contract or compensatory plan.