Form 10-Q/A
period 2002-09-30
APPLIX INC /MA/
filed 2003-04-04
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Amendment No. 2 to
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

Explanatory Note

       This amendment No. 2 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on November 13, 2002, as amended by amendment No. 1 on Form 10-Q/A filed on March 31, 2003 (which was inadvertently filed containing incomplete information), is being filed for the purpose of restating the Registrant’s Condensed Consolidated Financial Statements as of September 30, 2002 and for the nine months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customer agreements. Revenue under the first of the two agreements was originally recognized in the quarter ended December 31, 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and recognize that revenue ratably over the one-year term of the agreement beginning in January 2002. The second agreement, executed on June 30, 2002 did not adequately meet the criteria set forth in the Company’s revenue recognition policy. In accordance with the policy, the Company is deferring $341,000 in revenue from the nine months ended September 30, 2002, a portion of which is expected to be recognized in the quarter ending March 31, 2003 and the remainder of which was transferred as part of the Company’s sale of its CRM business in January 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This amendment also reflects an expanded revenue recognition policy under the Company’s Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements. The Company has also corrected the classification of certain amounts in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows for the quarter ended September 30, 2002.

       This amendment does not reflect events occurring after the filing of the original Quarterly Report Form 10-Q on November 13, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revision as described above.

APPLIX, INC.
Form 10-Q/A
For the Quarterly Period Ended September 30, 2002

Page
No.

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	26

Signature	27

Certifications	28

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2002 (Restated)	2001

Assets
Current assets:
Cash and cash equivalents	$6,291	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,675 and $1,446	5,731	7,202
Prepaid expenses and other current assets	2,009	1,672

Total current assets	14,031	17,102
Restricted cash	1,050	1,050
Property and equipment, at cost	14,708	14,251
Less accumulated amortization and depreciation	(12,665)	(11,722)

	2,043	2,529
Capitalized software costs, net of accumulated amortization of $2,326 and $1,598	1,731	1,042
Goodwill, net of accumulated amortization of $1,084 (Note 3)	1,187	1,117
Intangible assets, net of accumulated amortization of $375 and $186	1,125	1,314
Other assets	856	784

Total assets	$22,023	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,173	$2,137
Accrued expenses	5,348	6,898
Deferred revenue	7,581	6,711

Total current liabilities	15,102	15,746
Long term liabilities	645	709
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,670,752 and 12,320,096 shares issued	32	31
Additional paid in capital	49,599	49,212
Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)
Accumulated deficit	(40,884)	(38,060)
Accumulated other comprehensive loss	(274)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	6,276	8,483

Total liabilities and stockholders’ equity	$22,023	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002 (Restated)	2001	2002 (Restated)	2001

Revenues:
Software license	$3,231	$4,240	$11,682	$14,591
Professional services and maintenance	4,951	4,618	15,082	16,038

Total revenues	8,182	8,858	26,764	30,629
Cost of revenues:
Software license	502	298	1,275	824
Professional services and maintenance	2,341	3,208	7,605	10,867

Total cost of revenues	2,843	3,506	8,880	11,691
Gross margin	5,339	5,352	17,884	18,938
Operating expenses:
Product development	1,615	1,698	4,060	5,513
Sales and marketing	3,435	4,610	10,411	17,615
General and administrative	1,318	1,148	3,836	3,425
Compensation expenses and amortization of acquired intangible asset ( Note 7)	616	62	1,792	124
Restructuring expense	398	438	361	950

Total operating expenses	7,382	7,956	20,460	27,627
Operating loss	(2,043)	(2,604)	(2,576)	(8,689)
Interest and other income (expense), net	(126)	(24)	(9)	191

Loss from continuing operations before income taxes	(2,169)	(2,628)	(2,585)	(8,498)
Provision (benefit) for income taxes	(49)	50	111	169

Net loss from continuing operations	(2,120)	(2,678)	(2,696)	(8,667)
Gain (loss) from discontinued operation	(43)	363	(128)	1,081

Net loss	$(2,163)	$(2,315)	$(2,824)	$(7,586)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.17)	$(0.22)	$(0.22)	$(0.73)
Discontinued operation	0.00	0.03	(0.01)	0.09

Total loss per share	$(0.18)	$(0.19)	$(0.23)	$(0.64)

Weighted average number of basic and diluted shares outstanding	12,282	11,934	12,184	11,808

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002 (Restated)	2001

Cash flows from operating activities:
Net loss	$(2,824)	$(7,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	847	892
Amortization	917	796
Provision for doubtful accounts	229	—
Gain from discontinued operations	—	(1,081)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	231	4,015
Sale of accounts receivable	1,655	—
Increase in other assets	(409)	(77)
Decrease in accounts payable	(33)	(595)
Decrease in accrued liabilities	(1,784)	(1,666)
Increase in deferred revenue	870	1,713

Cash used in operating activities	(301)	(3,589)
Cash flows from investing activities:
Property and equipment expenditures	(385)	(314)
Capitalized software costs	(1,417)	(582)
Payment for acquisitions, net of cash acquired	—	(967)
Net proceeds from sale of discontinued operation	—	1,300
Cash paid upon sale of subsidiary	—	(100)

Cash used in investing activities	(1,802)	(663)
Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	388	710
Increase in restricted cash	—	(1,050)
Proceeds from short-term borrowings	234	—
Payments on short-term borrowings	(644)	—

Cash used by financing activities	(22)	(340)
Effect of exchange rate changes on cash	188	4

Decrease in cash and cash equivalents	(1,937)	(4,588)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$6,291	$7,958
Restricted cash at end of period	$1,050	$1,050
Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$227
Note payable issued for acquisition of Dynamic Decisions	$—	$558
Cash paid for income tax	$—	$15

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

2.     Revision of Financial Statements to Account for Revenue Recognition

     As discussed in Note 3, the Company recognizes revenues from software licensing and service fees in accordance with Statement of Position (“SOP”) 97-2 and SOP 98-9 (as defined in Note 3). On February 28, 2003, the Company announced that it had identified an error in its revenue reported for two valid customers agreements, revenue under one of which was originally recognized in December 2001. As a result, the Company is restating its financial statements to defer $898,000 in license revenue from the quarter ended December 31, 2001 and to recognize that revenue ratably over the one-year term of the agreement beginning in January 2002. The Company is also deferring $341,000 in revenue from the nine months ended September 30, 2002, a portion of which is expected to be recognized in the quarter ending March 31, 2003 and the remainder of which was transferred as part of the Company’s sale of its CRM business in January 2003.

A summary of the significant effects of the revision is as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

	(In thousands except per share data)
Software license revenues as previously reported	$3,007	$11,350
Software license revenues as restated	3,231	11,682

Net loss as previously reported	$(2,388)	$(3,157)
Net loss as restated	(2,163)	(2,824)

Net loss per share, basic and diluted, as previously reported	$(0.19)	$(0.26)
Net loss per share, basic and diluted, as restated	$(0.18)	$(0.23)

	September 30, 2002	December 31, 2001

Deferred revenue as previously reported	$7,016	$5,813
Deferred revenue as restated	7,581	6,711

Accumulated deficit as previously reported	$(40,319)	$(37,162)
Accumulated deficit as restated	(40,884)	(38,060)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(2,163)	$(2,315)	$(2,824)	$(7,586)
Goodwill amortization, net of tax	—	85	—	169
Adjusted net loss	$(2,163)	$(2,230)	$(2,824)	$(7,417)
Loss per share,
basic and diluted:
As reported	$(0.18)	$(0.19)	$(0.23)	$(0.64)
Adjusted	$(0.18)	$(0.19)	$(0.23)	$(0.63)

     Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $62,500 and $0 during the three months ended September 30, 2002 and 2001, respectively. For nine months ended September 30, 2002 and 2001, amortization expense was $187,500 and $125,000, respectively. The estimated aggregate future amortization expenses for this intangible asset remaining as of September 30, 2002 are as follows:

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(2,163)	$(2,315)	$(2,824)	$(7,586)
Other comprehensive income	35	40	229	40

Total comprehensive loss	$(2,128)	$(2,275)	$(2,595)	$(7,546)

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

     In the second quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included the further reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000, which is comprised of $77,000 for workforce reduction and $29,000 for office closures offset by an adjustment of $3,000 for severance.

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

     The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

			Q2			Q3
	Balance at	Q1	Adjustment/	Q2	Balance at	Adjustment/	Q3	Balance at
Cash charges	December 31,	Payment	Charge	Payment	June 30,	Charge	Payment	September 30,
Restructuring	2001	made	incurred	made	2002	incurred	made	2002

Work force reduction	$311,000	$(232,000)	$72,000	$(77,000)	$74,000	$372,000	$(261,000)	$185,000
Office closures	274,000	(4,000)	(108,000)	—	$162,000	6,000	(100,000)	$68,000
Other contractual obligations	111,000	(4,000)	—	(24,000)	$83,000	20,000	(18,000)	$85,000

Total restructuring	$696,000	$(240,000)	$(36,000)	$(101,000)	$319,000	$398,000	$(379,000)	$338,000

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

10.     Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a bank, pursuant to which the Company and the bank may agree from time to time for the Company to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about September 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $1,889,000. On or about December 31, 2001, the Company factored certain accounts receivable to the bank pursuant to the purchase agreement in the amount of $729,000.

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $1,655,000 and $361,000 for September 30, 2002 and December 31, 2001, respectively. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at December 31, 2001 and September 30, 2002, respectively. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $234,000 and $368,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002 and December 31, 2001, respectively because the sale of these receivables do not qualify to be recorded as a sale under FAS No. 148.

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

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     The following table sets forth the consolidated statement of operations data for the three and nine months ended September 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Software license revenue	39.5%	47.9%	43.6%	47.6%
Professional services and maintenance	60.5%	52.1%	56.4%	52.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	6.1%	3.4%	4.8%	2.7%
Cost of professional services and maintence	28.6%	36.2%	28.4%	35.5%

Gross margin	65.3%	60.4%	66.8%	61.8%
Operating expenses
Product development	19.7%	19.2%	15.2%	18.0%
Sales and marketing	42.0%	52.0%	38.9%	57.5%
General and administrative	16.1%	13.0%	14.3%	11.2%
Compensation expenses and amortization of acquired intangible asset (Note 7)	7.5%	0.7%	6.7%	0.4%
Restructuring expenses	4.9%	4.9%	1.3%	3.1%

Total operating expenses	90.2%	89.8%	76.4%	90.2%

Operating loss	-25.0%	-29.4%	-9.6%	-28.4%
Interest and other income (expense), net	-1.5%	-0.3%	0.0%	0.6%
Provision (benefit) for income taxes	-0.6%	0.6%	0.4%	0.6%

Net loss from continuing operations	-25.9%	-30.2%	-10.1%	-28.3%
Gain (loss) from discontinued operations	-0.5%	4.1%	-0.5%	3.5%

Net loss	-26.4%	-26.1%	-10.6%	-24.8%

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

Cost of Revenues

Cost of Software License Revenues

     Cost of software license revenues consist primarily of third-party software royalties, cost of product packaging, and documentation materials, order fulfillment employees, and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues increased 68% to $502,000 for the three months ended September 30, 2002, compared to $298,000 for the same quarter ended September 30, 2001. For the nine months ended September 30, 2002, cost of software license revenues increased 55% to $1,275,000 as compared to $824,000 for the same prior year period. As a percentage of software license revenues, cost of software license revenues increased to 16% in the three months ended September 30, 2002, as compared to 7% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, cost of software license revenues as percentage of software license revenues increased to 11% compared to 6% a year earlier. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenues primarily due to an increase in amortization of capitalized software development costs and third-party royalties and the decline in software license revenues.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel, facilities and system costs incurred to provide consulting, training and customer support. Cost of professional services and maintenance revenue from continuing operations decreased 27% to $2,341,000 for the three months ended September 30, 2002 from $3,208,000 for the three months ended September 30, 2001. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 47% in the third quarter of 2002 as compared to 70% during the same quarter of 2001. For the three and nine months ended September 30, 2002, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 53% and 50%, respectively, as compared to 31% and 32% for the same periods ended September 30, 2001. The improvement in professional services and maintenance revenue gross margin is due to higher utilization of the Company’s service professionals, and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

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

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses from continuing operations decreased 25% to $3,435,000 for the three months ended September 30, 2002 from $4,610,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased 41% to $10,411,000 from $17,615,000 for the nine months ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses were 42% and 52% respectively, for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, sales and marketing expenses as a percentage of total revenues were 39% and 58%, respectively. The decrease was primarily due to the Company’s cost control initiatives and the decrease in sales commissions that resulted from a decrease in the Company’s software license revenues. In response to the weakening global economy, the Company reduced its expenditures throughout 2001 and has continued to closely monitor its expenses during 2002. The Company’s cost controls initiatives included decreased staffing levels associated with the Company’s restructuring initiatives and reducing advertising, travel and other discretionary expenditures. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative

     General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses from continuing operations increased 15% to $1,318,000 for the three months ended September 30, 2002 from $1,148,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses increased 12% to $3,836,000 compared to $3,425,000 for the nine months ended September 30, 2001. The increase was primarily due to increased rent and related costs of the Company’s new corporate headquarters, legal and auditing fees, and corporate insurance premiums. As a percentage of total revenues, general and administrative expenses were 16% and 13%, respectively, for the three months ended September 30, 2002 and 2001, and 14% and 11%, respectively, for the nine months ended September 30, 2002 and 2001. The increase in general and administrative expenses as the percentage of total revenues as compared to the same period last year was due in part to the decrease in total revenues.

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

     The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

			Q2			Q3
	Balance at	Q1	Adjustment/	Q2	Balance at	Adjustment/	Q3	Balance at
Cash charges	December 31,	Payment	Charge	Payment	June 30,	Charge	Payment	September 30,
Restructuring	2001	made	incurred	made	2002	incurred	made	2002

Work force reduction	$311,000	$(232,000)	$72,000	$(77,000)	$74,000	$372,000	$(261,000)	$185,000
Office closures	274,000	(4,000)	(108,000)	—	$162,000	6,000	(100,000)	$68,000
Other contractual obligations	111,000	(4,000)	—	(24,000)	$83,000	20,000	(18,000)	$85,000

Total restructuring	$696,000	$(240,000)	$(36,000)	$(101,000)	$319,000	$398,000	$(379,000)	$338,000

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

Interest and Other Income (Expense), Net

     Interest and other income (expense)  increased to $(126,000) from $(24,000), respectively, for the three months ended September 30, 2002 and 2001, respectively. Interest and other income (expense) was $(9,000) for the nine months ended September 30, 2002 and $191,000 for the nine months ended September 30, 2001. These changes are primarily attributable to the amortization of deferred financing costs relating to the Company’s credit facilities, decrease in interest income from a decline in the cash and cash equivalents balance, decrease in average effective interest rates, and impact of foreign currency fluctuations.

Provision (benefit) for Income Taxes

     The Company recorded a benefit for income taxes of $(49,000) and a provision for income tax of $111,000, respectively, for the three and nine months ended September 30, 2002, compared to provision of $50,000 and $169,000, respectively, for the same periods ended September 30, 2001. These changes are primarily attributable to a lower taxable income in certain foreign jurisdictions. The provision for income taxes represents the Company’s state and foreign income tax obligations.

Discontinued Operation

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of its VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit for 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheet at September 30, 2002 reflects no remaining liabilities from its discontinued operation and its balance sheet at December 31, 2001 reflects the net liabilities of the VistaSource business as net liabilities of discontinued operation within current liabilities. The Company recorded a gain of $718,000 on the disposal of the discontinued operations in the first quarter of 2001 due to the actual results of operations through the date of disposal, changes in the net assets delivered at closing and changes in estimates of certain obligations. The Company’s results of operations for the three and nine months ended September 30, 2002 included $43,000 and $128,000, respectively, in expenses relating to certain defense costs incurred from a claim filed against VistaSource (Note 10), which were not accrued for on the Company’s balance sheet.

Net Loss

     The Company had net losses of $2,163,000 and $2,824,000, respectively, for the three and nine months ended September 30, 2002, compared to $2,315,000 and $7,586,000, respectively for the same periods ended September 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and nine month periods ending September 30, 2002 of $553,000 and $1,605,000 respectively. Additionally, net loss as a percentage of total revenue were 26% and 11%, respectively, for the three and nine months ended September 30, 2002 compared to 26% and 25%, respectively, for the same periods ended September 30, 2001. The total revenue decrease in the third quarter of 2002 of $676,000 was significantly offset by the Company’s cost control initiatives in 2001 and 2002.

Liquidity and Capital Resources

     The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance was $7,341,000 and $9,278,000 as of September 30, 2002 and December 31, 2001, respectively, which included restricted cash of $1,050,000. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 63 days as of September 30, 2002 and 74 days as of December 31, 2001. The Company has secured a non-recourse accounts receivable purchase facility. The Company's non-recourse accounts receivable purchase arrangement allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. On or about September 30, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $1,655,000. The Company sold $729,000 in accounts receivable as of December 31, 2001. The sales had an immaterial impact on the Company’s DSO by reducing approximately 10 days as of September 30, 2002 and by 3 days as of December 31, 2001. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

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

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $785,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at September 30, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $156,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002

     Cash used by the Company’s operating activities was $301,000 for the nine months ended September 30, 2002 compared to cash used in operating activities of $3,589,000 for the same period in the prior year. The net loss of $2,824,000 for the nine months ended September 30, 2002 was partially offset by the increase in operating assets and liabilities of $530,000, which was primarily due to an increase in deferred revenue of $870,000 and the sale of receivables, offset by payments for accrued liabilities.

     Cash used in investing activities totaled $1,802,000 for the nine months ended September 30, 2002 compared to cash used in investing activities of $663,000 for the same period ended in September 30, 2001. The increase in cash used in investing activities resulted from the increase of capitalized software cost of $1,417,000 and property and equipment expenditure of $385,000.

     Cash used by financing activities totaled $22,000 for the nine months ended September 30, 2002, which consisted of net payments from factoring of receivables to a bank for $410,000 from the accounts receivable factoring arrangement for the amounts owed to the bank at September 30, 2002 which were not accounted for as a sale and proceeds from issuance of stock under stock plans of $388,000. This compares to total cash used in financing activities of $340,000 for the same period ended September 30, 2001.

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

APPLIX, INC.

Date: March 31, 2002

By: /s/ Walt Hilger Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this quarterly report of Applix, Inc. originally filed on a quarterly report on Form 10-Q and amended by amendment No. 1 on Form 10-Q/A and this amendment No. 2 on Form 10-Q/A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the original filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ David C. Mahoney David C. Mahoney Chief Executive Officer

I, Walt Hilger, certify that:

1.	I have reviewed this quarterly report of Applix, Inc. originally filed on a quarterly report on Form 10-Q and amended by amendment No. 1 on Form 10-Q/A and this amendment No. 2 on Form 10-Q/A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the original filing date of this quarterly report (“the Evaluation Date”); and

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