Form 10-Q
period 2003-03-31
APPLIX INC /MA/
filed 2003-05-15
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-25040

APPLIX, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2781676
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification Number)

289 Turnpike Road, Westborough, Massachusetts 01581
(Address of principal executive offices)

(508) 870-0300
(Registrant’s telephone number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of May 12, 2003, there were 12,524,110 shares of the Registrant’s common stock, $0.0025 par value, outstanding.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2003

Applix and TM1 are registered trademarks of Applix, Inc. Applix Integra, Applix Interactive Planning and Applix Service Analytics are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “ will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Factors that May Affect Future Results”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.

Condensed Consolidated Balance Sheet
( in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2003	2002
		(Restated- See Note I)

ASSETS
Current assets:
Cash and cash equivalents	$11,171	$8,389
Accounts receivable, less allowance for doubtful accounts of $2,114 and $2,098, respectively	4,403	5,810
Other current assets	2,370	1,906

Total current assets	17,944	16,105

Restricted cash	933	933
Property and equipment, at cost	13,650	14,633
Less accumulated amortization and depreciation	(12,162)	(12,758)

	1,488	1,875

Capitalized software costs, net of accumulated amortization of $609 and $2,733, respectively	1,231	1,460
Goodwill	1,187	1,187
Intangible assets, net of accumulated amortization of $500 and $438, respectively	1,000	1,062
Other assets	902	925

TOTAL ASSETS	$24,685	$23,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529	$2,296
Accrued expenses	9,849	9,563
Deferred revenue	5,437	8,703

Total current liabilities	16,815	20,562

Long term liabilities	547	566
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,873,862 and 12,675,176 shares issued respectively	32	32
Additional paid in capital	49,798	49,600
Accumulated deficit	(40,304)	(45,365)
Accumulated other comprehensive loss	(842)	(487)

	8,684	3,780
Less: Treasury stock 357,627 and 306,198 shares, respectively	(1,361)	(1,361)

Total stockholders’ equity	7,323	2,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,685	$23,547

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002

Revenues:
Software license	$2,691	$4,603
Professional services and maintenance	4,142	4,904

Total revenues	6,833	9,507
Cost of revenues:
Software license	412	346
Professional services and maintenance	1,734	2,616

Total cost of revenues	2,146	2,962

Gross margin	4,687	6,545
Operating expenses:
Product development	1,537	1,081
Sales and marketing	2,707	3,416
General and administrative	2,228	1,325
Compensation expenses and amortization of acquired intangible asset (Note 6)	646	578

Total operating expenses	7,118	6,400

Operating income (loss)	(2,431)	145
Non-operating income:
Gain from sale of CRM business (Note 7)	8,000	—
Interest and other income, net	174	49

Income from continuing operations before income taxes	5,743	194
Provision for income taxes	649	64

Income from continuing operations	5,094	130
Loss from discontinued operations	33	—

Net income	$5,061	$130

Net income (loss) per share, basic and diluted
Net income per share - basic	$0.41	$0.01
Net income per share - diluted	$0.40	$0.01
Weighted average number of shares outstanding:
Basic	12,453	12,115
Diluted	12,649	12,376

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002 (Restated)

Cash flows from operating activities:
Net income	$5,061	$130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	265	232
Amortization	291	262
Provision for doubtful accounts	16	16
Gain on sale of CRM business	(8,000)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,391	98
Sale of accounts receivables	—	443
Increase in prepaids and other assets	(560)	(176)
Decrease in accounts payable	(651)	(417)
Decrease in accrued liabilities	(602)	(620)
Increase in deferred revenue	328	1,238

Cash (used in) provided by operating activities	(2,461)	1,206
Cash flows from investing activities:
Property and equipment expenditures	(37)	(188)
Capitalized software costs	—	(746)
Net proceeds from sale of CRM business	5,525	—

Cash provided by (used in) investing activities	5,488	(934)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	198	192
Payment on short-term borrowing	(216)	(368)
Proceeds form short-term borrowing	—	201

Cash (used in) provided by financing activities	(18)	25
Effect of exchange rate changes on cash	(227)	(205)

Increase in cash and cash equivalents	2,782	92
Cash and cash equivalents at beginning of period	8,389	8,228

Cash and cash equivalents at end of period	$11,171	$8,320

Supplemental disclosure of cash flow information
Cash paid for income tax	$62	$44

See accompanying notes to condensed consolidated financial statements.

APPLIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The Company

     Applix, Inc. (“Applix” or the “Company”) is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics. Historically, the Company also provided customer relationship management (CRM) solutions. The Company sold its CRM business in the first quarter of 2003 (See Note 7). The Company’s operating results reflect the CRM business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German CRM operations. These combined products represented one principal business segment, which Applix reports as its continuing operations.

     On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented.

     On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. As a result, the Company has revised the recognition of compensation expenses related to certain acquisition-related contingent payments, by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, the historical data at December 31, 2002 and for the three months ended March 31, 2002 has been adjusted to reflect the recognition of compensation expense of $1,531,000 in 2001 and an amount in accrued expenses of $1,689,000, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the US dollar, at December 31, 2002.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

     The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and Original Equipment Manufactures (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position (“SOP”) 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

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

     The Company also uses the residual method under SOP 98-9 (“SOP 98-9”) “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method, the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

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

     In those instances the services are deemed to be essential to the functionality of the software, both license and service revenues are recognized together on a percentage of completion basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

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

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company determines that this warranty provision is not an acceptance provision and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

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

Intangible Asset

     Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $63,000 during the three months ended March 31, 2003 and 2002, respectively. The estimated future annual amortization expense for this intangible asset remaining as of March 31, 2003 is as follows:

2003	$187,000
2004	250,000
2005	250,000
2006	250,000
2007	63,000

Impairment of Long-Lived Assets

     The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount. The fair value of the reporting unit is estimated using the Income Approach, a present value technique.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates the recoverability of long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment loss is measured as the difference between the carrying value and the fair value of the impaired asset and charged to expense in the period identified. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances. The rates that would be utilized to discount net cash flows to net present value would take into account the time value of money and investment risk factor. Management believes that no such events have occurred.

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

     During the first quarter of 2003, the Company recorded a provision for income taxes of $649,000 which includes $479,000 for United States (“ U.S.” ) and foreign income taxes related to the Company’s sale of its CRM business.

     Additionally, during the first quarter of 2003, the Company evaluated its ability to utilize its net operating loss carryforwards and the impact of the U.S. Internal Revenue Code Section 382 (“Section 382”), which provides limitations on such loss carryforwards, including use of such loss carryforwards on its U.S. taxable gain on the sale of its U.S. portion of the CRM business. Section 382 provides certain annual limitations to the use of net operating loss carryforwards against future taxable income in the event of a change of ownership. The Company has not completed a full analysis of these ownership changes, but the Company does not believe that any changes in ownership will increase the Company’s income tax expense as a result of a limitation on its ability to use its net operating loss carryforwards.

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

     The Company enters into foreign currency forward contracts that economically hedge gains and losses generated by the remeasurement of certain assets and liabilities denominated in a non-functional currency. Such exposures result from the portion of the Company’s operations, assets and liabilities that are in currencies other than the U.S. dollar, primarily the European euro, English pound, Swiss franc and Australian dollar as of March 31, 2003. These foreign exchange contracts are entered into in the ordinary course of business, and accordingly, are not speculative in nature. The Company typically hedges intercompany and receivable balances for 90-day periods. The changes in the fair value of these undesignated hedges are recognized in the statement of operations immediately as an offset to the changes in fair value of the asset or liability being hedged. The Company entered into one hedging contract in 2002 and did not have any open hedging contracts as of March 31, 2003. For the three months ended March 31, 2003 and 2002, realized and unrealized gains and losses were not material.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts, accrued liabilities and certain transaction costs related to the sale of the Company’s CRM business.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure-only requirements under SFAS 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation expense had been recorded consistent with SFAS No. 123 based on the fair value of stock awards at the date of grant, the Company’s net income (loss) would have been adjusted to the pro forma amounts presented below (thousands, except for per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income as reported	$5,061	$130
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	45	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(757)	(708)

Pro forma net income (loss)	$4,349	$(578)

Net income (loss) per share:
Basic— as reported	$0.41	$0.01
Diluted – as reported	$0.40	$0.01
Basic — pro forma	$0.35	$(0.05)
Diluted –pro forma	$0.34	$(0.05)

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

3. Net Income Per Share

     Net income is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Dilutive net income is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income per share (in thousands, except net income per share).

	Three Months Ended
	March 31,
	2003	2002

Numerator:
Net income	$5,061	$130

Denominator:
Denominator for basic net income per share - weighted shares outstanding	12,453	12,115
Effect of dilutive employee stock options	196	261

Denominator for diluted net income per share	12,649	12,376

Basic net income per share	$0.41	$0.01

Diluted net income per share	$0.40	$0.01

Antidilutive options	3,445	3,442

4. Comprehensive Income (Loss)

     Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income (loss) includes foreign currency translation adjustments.

	Three Months Ended
	March 31,

	2003	2002
	(in thousands)

Net income	$5,061	$130
Other comprehensive loss	(355)	(117)

Total comprehensive income	$4,706	$13

5. Segment and Geographical Information

     The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s Business Intelligence and Business Performance Management software products, which it considers to be a single industry segment. Substantially all of the Company’s revenues result from the licensing of its software products and related professional services and maintenance services. Financial information provided to the Company’s key operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance.

6. Acquisition

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”), its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expenses and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made one cash payment of $583,000 in 2003 and four cash payments totaling $2,153,000 in 2002. As of March 31, 2003, the remaining three contingent payments totaling $1,813,000 have been accrued and will be paid in 2003.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At
March 31,
2001

Cash, cash equivalents and short-term investments	$25,000
Accounts receivable	611,000
Prepaid and other current assets	154,000
Fixed assets	16,000
Intangible customer relationships	1,500,000
Goodwill	935,000
Accounts payable	433,000
Accrued expenses	60,000
Deferred maintenance	300,000
Deferred tax liabilities	450,000

7. Gain from Sale of CRM Business

     In the first quarter of 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2.8 million in net accounts receivable generated from the sale of CRM products.

     During the period of the initial closing and completion of the Company’s Germany subsidiary closing, iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of certain of the assets of the Company’s Germany subsidiary, Applix GmbH. Applix GmbH continued to resell the CRM software products sold to iET, provide professional services and maintenance support under a reseller’s agreement between the Company and iET.

     Included in the Company’s result for the three month period ending March 31, 2003 are CRM revenues of $253,000 and $999,000 for license, and professional services and maintenance, respectively.

     The Company recorded a net gain before tax of $8,000,000, which includes net cash consideration of $5,525,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,077,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

8. Commitments and Contingencies

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

9. Restructuring Charges

     In 2002, the Company adopted two plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.

     In the second quarter of 2002, the Company adopted a plan of restructuring to reduce operating costs. The plan included the reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000 comprising of $74,000 for workforce reduction and $29,000 for office closures. The restructuring charge was fully paid as of December 31, 2002.

     In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure. During the fourth quarter of 2002, the Company recorded an adjustment to increase this charge by $20,000. In addition, the Company adjusted the amounts within workforce, office closures and other contractual obligations as changes in estimates but did not change the total amount of the charge except as disclosed. These changes are not significant. The remaining unpaid balance of $71,000 as of December 31, 2002 was paid in full during the first quarter of 2003.

     The components of the restructuring cash charges, as well as the Company’s 2002 payments made against accruals are detailed as follows:

	Balance at		Balance at
	December 31,	Payments	March 31,
Cash charges	2002	made	2003

Restructuring
Work force reduction	$52,000	$52,000	$—
Office closures	17,000	17,000	—
Other contractual obligations	2,000	2,000	—

Total restructuring	$71,000	$71,000	$—

10. Discontinued Operation

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit was reclassified as a discontinued operation. The Company’s results of operations for the quarter ended March 31, 2003 included $33,000 in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (see Note 8).

11. Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. During the first quarter of 2003, the Company did not sell any of its accounts receivables. On or about December 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $905,000 resulting in a sale of accounts receivable of $668,000 for the three months ended December 31, 2002.

     In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $668,000 for the three months ended December 31, 2002. The Company concluded that these accounts have been legally isolated, and accordingly, these amounts were excluded from the Company’s accounts receivable balance at December 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002, the Company had recorded a net amount of $237,000 as a financing transaction and recognized this amounts as a liability because the sale of these receivables did not qualify to be recorded as a sale under SFAS 140.

12. Restricted Cash

     On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in connection with executing an agreement to lease certain office space. The irrevocable standby letter of credit is collateralized by a restricted cash deposit of $1,050,000, which is drawn down over the term of the lease, provided the Company has not defaulted on the office lease. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 was reduced to $933,000 as of December 31, 2002 and will be reduced starting the first day of the second lease year as follows:

Reduction Amount

Third lease year (December 31, 2003)	$116,667
Fourth lease year (December 31, 2004)	$175,001
Fifth lease year (December 31, 2005)	$233,330
Sixth lease year (December 31, 2006)	$283,335

     At the end of the sixth year, the Company can reduce the letter of credit to $125,000 or substitute $125,000 in cash in lieu of the letter of credit.

13. Executive Termination Costs

     On February 27, 2003, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company has agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a Secured Promissory Note dated July 30, 2001 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the Severance Agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which was held by the Company in treasury as of March 31, 2003, which stock the executive had purchased using the funds loaned to the executive pursuant to such Secured Promissory Note. In the three months ended March 31, 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts are to be paid in 15 equal installments, and the remaining unpaid balance as of March 31, 2003 was $292,000.

14. Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent or copyright of a third party. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain geography-based scope limitations, the right to replace or modify an infringing product, and the right to terminate the license and refund a portion of the original license fee within a defined period of time from the original licensing date if a remedy is not commercially practical. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign an agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions.

     With respect to real estate lease agreements, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage at the leased premises or to certain breaches of the Company’s contractual obligations. The term of these indemnification provisions generally survive the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications. The Company has never paid any amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

     The Company is a global provider of business intelligence (BI) and business performance management (BPM) solutions, focused on interactive planning, budgeting and analytics. Historically, the Company also provided customer relationship management (CRM) solutions. In the first quarter of 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The Company recorded a gain of $8 million in the first quarter of 2003 after transaction costs. The sale excluded approximately $2.8 million in net accounts receivable generated from the sale of CRM products.

     iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of the sale of certain of the assets of the Company’s German subsidiary, Applix GmbH. Applix GmbH was allowed to continue to resell the CRM software products sold to iET, and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET, during the period from January 21, 2003 to March 17, 2003.

     Included in the Company’s result for the three month period ending March 31, 2003 are CRM revenues of $253,000 and $999,000 for license, and professional services and maintenance, respectively.

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The Company’s results of operations for the quarter ended March 31, 2003 included $33,000 in expenses recorded as discontinued operations primarily relating to certain defense costs incurred from a claim filed against VistaSource. See Note 8 and Note 10 to the unaudited condensed consolidated financial statements.

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expense and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made one cash payment of $583,000 in 2003 and four cash payments totaling $2,153,000 in 2002. As of March 31, 2003, the remaining three contingent payments totaling $1,813,000 have been accrued and will be paid in 2003.

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

     In those instances the services are deemed to be essential to the functionality of the software, both license and service revenues are recognized together on a percentage of completion basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

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

Software Development Costs

     The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Marketed” (“SFAS 86”). SFAS 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of products is established. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are amortized as a cost of software license revenue over the estimated product life. Development costs not capitalized under the policy are classified as a development expense in the same period as incurred. If management determines that the recoverability of these unamortized capitalized software costs is not probable based on its cash flow estimates, these costs may require adjustment to their net realizable value, which could affect the results of the reporting period.

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

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2003 and December 31, 2002, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     During the first quarter of 2003, the Company evaluated its ability to utilize its net operating loss carryforwards and the impact of the U.S, Internal Revenue Code Section 382 (Section 382), limitations of loss carryovers, including use of such loss carry forward on its U.S. taxable gain of U.S. portion of its CRM business. Under Section 382, certain annual limitations apply to the use of net operating loss carryforwards against future taxable income in the event of a change of ownership, as defined by Section 382. The Company has not completed a full analysis of these ownership changes but does not believe that changes in ownership will impact its ability to use its net operating loss carryforwards.

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

Results of Operations

     For The Three Months Ended March 31, 2003 and 2002

Revenues

	Three Months Ended March 31,

		Percent of		Percent of
	2003	Revenue	2002	Revenue

Software License	$2,691,000	39%	$4,603,000	48%
Professional Services and Maintenance
Consulting	1,169,000	17%	1,525,000	16%
Maintenance	2,973,000	44%	$3,379,000	36%

	4,142,000	61%	4,904,000	52%

Total Revenues	$6,833,000	100%	$9,507,000	100%

     Total revenues for the quarter ended March 31, 2003 decreased to $6,833,000 from $9,507,000 for the quarter ended March 31, 2002. The total revenues decrease was primarily due the Company’s sale of its CRM business, consisting of the sale of its CRM technology and related products on January 21, 2003 followed by a March 17, 2003 closing relating to the German CRM operations. The decrease in revenue from the CRM sale was partially offset by a 15% increase in Business Intelligence/Business Performance Management revenue of $5,581,000 for the quarter ended March 31, 2003, compared to $4,845,000 for the quarter ended March 31, 2002.

Software License

     The following table sets forth the revenues by market:

	Three Months Ended March 31,
	2003		2002

		Percent of		Percent of
Market	Amount	Revenue	Amount	Revenue

Software license revenues:
BPM and BI	$2,438,000	91%	$2,457,000	53%
CRM	253,000	9%	2,146,000	47%

Total software license	2,691,000	100%	4,603,000	100%
Professional services and maintenances revenues:
BPM and BI	3,143,000	76%	2,388,000	49%
CRM	999,000	24%	2,516,000	51%

Total professional services and maintenance	4,142,000	100%	4,904,000	100%
Total revenues:
BPM and BI	5,581,000	82%	4,845,000	51%
CRM	1,252,000	18%	4,662,000	49%

Total revenues	$6,833,000	100%	$9,507,000	100%

     Software license revenues decreased $1,912,000 to $2,691,000 for the three months ended March 31, 2003 from $4,603,000 for the three months ended March 31, 2002 or 39% of total revenue compared to 48% of the total revenue for the three months ended March 31, 2002. Software license revenue from BPM and BI was flat for the three months ended March 31, 2003 as compared to the same period ended March 31, 2002. The decrease in software license revenue was primarily due to the sales of CRM business including CRM technology and products on January 21, 2003.

     The following table sets forth the software license revenues by sales office geography:

	March 31,

	2003		2002

		Percent of		Percent of
	Amount	Revenue	Amount	Revenue

North America	$731,000	27%	$2,706,000	59%
PacRim	578,000	21%	471,000	10%
Europe	1,382,000	51%	1,426,000	31%

Total International revenues	1,960,000	73%	1,897,000	41%

Total software license revenues	$2,691,000	100%	$4,603,000	100%

     Domestic license revenue decreased $1,975,000 to $731,000 for the quarter ended March 31, 2003 from $2,706,000 for the same period in 2002. The decline was primarily due to the sale of the CRM business, which occurred in two closings on January 21, 2003 and March 17, 2003, and weakness in North American license sales. International license revenue increased $64,000 to $1,960,000 for the quarter ended March 31, 2003 from $1,897,000 for the same period in 2002 primarily due to continuing growth of the Asian Pacific market.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARS”), independent distributors and sales agents.

Professional Services and Maintenance

     Professional services and maintenance revenues decreased for the three months ended March 31, 2003 to $4,142,000, or 61% of total revenue, compared to $4,904,000, or 52% of total revenues for the same period in 2002. For the three months ended March 31, 2003, maintenance revenues decreased 12% to $2,973,000 as compared to $3,379,000 for the three months ended March 31, 2002, and consulting and training revenue decreased 23% to $1,169,000 as compared to $1,525,000 for the three months ended March 31, 2002. The decrease in maintenance revenues is primarily due to the sale of the CRM business. The Company expects the maintenance revenues as a component of total professional service and maintenance revenues to continue to increase due to strong customer renewal rates, the greater use of authorized Applix partners for professional services and the increase in BPM implementations.

     The following two tables set forth the professional services and maintenance revenues generated by domestic and international market:

	March 31,

	2003		2002

		Percent of		Percent of
	Amount	Revenues	Amount	Revenues

North America	$1,273,000	31%	$1,910,000	39%
PacRim	644,000	16%	562,000	11%
Europe	2,225,000	54%	2,432,000	50%

Total International professional services and maintenance	2,869,000	69%	2,994,000	61%

Total professional services and maintenance revenues	$4,142,000	100%	$4,904,000	100%

	March 31, 2003		March 31, 2002

	Domestic	International	Domestic	International

Maintenance revenues	$1,137,000	$1,836,000	$1,530,000	$1,849,000
Professional services revenues	136,000	1,033,000	380,000	1,145,000

Total professional services and maintenance revenues	$1,273,000	$2,869,000	$1,910,000	$2,994,000

     Domestic service revenues decreased 33% to $1,273,000 for the three months ended March 31, 2003 from $1,910,000 for the three months ended March 31, 2002. International service revenues decreased by 4% to $2,869,000 in the three months ended March 31, 2003 from $2,994,000 for the three months ended March 31, 2002.

Cost of Revenues

Cost of Software License Revenue

	Three Months Ended March 31,

		Percent of		Percent of
	2003	Revenue (A)	2002	Revenue (A)

Cost of software license revenues	$412,000	15%	$346,000	8%
Cost of professional services and maintenance revenues Cost of professional services	983,000	84%	1,566,000	103%
Cost of maintenance revenues	751,000	25%	1,050,000	31%

	1,734,000		2,616,000

Total cost of revenues	$2,146,000		$2,962,000

Gross margin Software license	$2,279,000		$4,257,000
Professional services	186,000		(41,000)
Maintenance	2,222,000		2,329,000

Total gross margin	$4,687,000		$6,545,000

(A) Percentage represent:

(i)	Cost of software license revenues as a percentage of software license revenues;

(ii)	Cost of professional services revenues as a percentage of professional service revenues;

(iii)	Cost of maintenance revenues as percentage of maintenance revenues.

     Cost of software licenses revenue consists primarily of third-party software royalties, cost of product packaging and documentation materials, order fulfillment, employees and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues was $412,000 for the three months ended March 31, 2003, compared to $346,000 for the three months ended March 31, 2002. As a percentage of software license revenue, cost of software license revenue increased to 15% in the three months ended March 31, 2003, as compared to 8% for the three months ended March 31, 2002. Cost of software license revenues increased primarily due to an increase in amortization of capitalized software development costs related to the Company’s new product development and third-party royalties. The increase as a percentage of software license revenue was also due to the decline in total software license revenue primarily due to the sale of the CRM business in quarter ended March 31, 2003.

Cost of Professional Services and Maintenance Revenue

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers, which payments are generally capitalized and amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenue decreased to $1,734,000 for the three months ended March 31, 2003 from $2,616,000 for the three months ended March 31, 2002. As a percentage of professional services and maintenance revenue, these costs were 42% in the first quarter of 2003 as compared to 53% in the first quarter of 2002. Professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 58% for the three months ended March 31, 2003 as compared to 47% for the three months ended March 31, 2002. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. This gross margin improvement on maintenance and services is a direct reflection of the Company’s focus on services margin improvements and the higher reliance of indirect channel partners in providing product implementation.

Operating Expenses

	Three Months Ended March 31,

		Percent of		Percent of
	2003	Revenue	2002	Revenue

Sales and marketing	$2,707,000	40%	$3,416,000	36%
Product development	1,537,000	22%	1,081,000	11%
General and administrative	2,228,000	33%	1,325,000	14%
Compensation expenses and amortization of acquired intangible asset	646,000	9%	578,000	6%

Total Operating Expenses	$7,118,000	104%	$6,400,000	67%

Product Development

     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. Product development costs not meeting the requirements of capitalization are expensed as incurred. Applix product development utilizes a total quality management (TQM) approach to software development and participates in a self-management process measurement using Carnegie Mellon Software Engineering Institute’s Capability Maturity Model (self-assessment only).

     Product development expenses increased 42% to $1,537,000 for the three months ended March 31, 2003 from $1,081,000 for the three months ended March 31, 2002. This represents 22% of total revenue for the three months ended March 31, 2003 compared to 11% of total revenue for the three months ended March 31, 2002. The increase is primarily due the Company not capitalizing any software development costs, partially offset by a reduction in product development salaries and benefits from those employees transferred in connection with the sale of the CRM business in the quarter ended March 31, 2003. The capitalization of product development costs was $0 for the three months ended March 31, 2003 compared to $746,000 for the three months ended March 31, 2002. The Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products including Applix Integra, Applix TM1 and related Applix Integra applications.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations. Sales and marketing expenses decreased 21% to $2,707,000 for the three months ended March 31, 2003 from $3,416,000 for the three months ended March 31, 2002. The decrease was primarily attributable to the decrease in sales commissions that resulted from a decrease in the Company’s license revenues and a reduction in sales and marketing salaries and benefits from those employees transferred in connection with the sale of the CRM business in the quarter ended March 31, 2003. Selling and marketing expenses increased as a percentage of total revenue to 40% for the three months ended March 31, 2003 from 36% for the three months ended March 31, 2002. The increase was primarily due to the implementation of selling and marketing initiatives in support of future revenue opportunities. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits and occupancy costs for administrative, executive and finance, information technology (“IT”) and human resource personnel. General and administrative expenses increased $903,000 to $2,228,000 for the three months ended March 31, 2003 from $1,325,000 for the three months ended March 31, 2002. The increase was primarily due to executive severance costs, costs associated with the Company’s financial restatement, and legal and auditing fees.

Compensation Expenses and Amortization of Acquired Intangible Asset

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible asset, consisting of customer relationships, associated with the acquisition. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments paid in 2001 totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price, and the remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expense within operating expenses. These eight installments were being expensed ratably on a straight-line basis over the key employees’ employment period, which commenced on April 1, 2001 and ended on March 31, 2003. Of these contingent payments, the Company made one cash payment of $583,000 in 2003 and four payments totaling $2,153,000 in 2002. As of March 31, 2003, the remaining three contingent payments for $1,813,000 have been accrued and are expected to be paid in 2003.

     For three months ended March 31, 2003 and 2002, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $63,000, respectively.

Restructuring Expense

     In 2002, the Company adopted two plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial positions and reallocating resources to pursue the Company’s future operating strategies.

     In the second quarter of 2002, the Company adopted a plan of restructuring to reduce operating costs. The plan included the reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000 comprising of $74,000 for workforce reduction and $29,000 for office closures. The restructuring charge was fully paid as of December 31, 2002.

     In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure. During the fourth quarter of 2002, the Company recorded an adjustment to increase this charge by $20,000. In addition, the Company adjusted the amounts within workforce, office closures and other contractual obligations as changes in estimates but did not change the total amount of the charge except as disclosed. These changes are not significant. The remaining unpaid balance of $71,000 as of December 31, 2002 was paid in full during the first quarter of 2003.

Non-Operating Income

	Three Months Ended March 31,

		Percent of		Percent of
	2003	Revenue	2002	Revenue

Interest and other income (expense), net	$174,000	3%	49,000	1%
Net gain from sale of CRM business	8,000,000	117%	—	—

Interest and Other Income

     Interest and other income increased to $174,000 for the three months ended March 31, 2003, compared to $49,000 for the three months ended March 31, 2002. The increase is primarily attributable to the decrease in deferred financing costs relating to the Company’s credit facilities, an increase in interest income from an increase in the average cash and cash equivalent balance due to the funds received from the sale of the CRM Business, and the impact of foreign currency fluctuations.

Gain on Sale of CRM Business

     In the first quarter of 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back to iET for net working capital adjustments. The sale excluded approximately $2.8 million in net accounts receivable generated from the sale of CRM products.

     The Company recorded a net gain before tax of $8,000,000, which includes net cash consideration of $5,525,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,077,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

     During the period of the initial closing and completion of the Company’s Germany subsidiary closing, iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of certain of the assets of the Company’s Germany subsidiary, Applix GmbH. Applix GmbH continued to resell the CRM software products provide professional services and maintenance support under a reseller’s agreement between the Company and iET. Included in the Company’s result for the three month period ending March 31, 2003, CRM revenue were $253,000 and $999,000 for license and professional services and maintenance revenues respectively.

Provision for Income Taxes

     The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability. The Company recorded a provision for income taxes of $649,000 for the three months ended March 31, 2003 as compared to $64,000 for the three months ended March 31, 2002. Additionally, the provision for income taxes for the three months ended March 31, 2003 includes $479,000 for US and foreign income taxes related to the Company’s sale of its CRM business including sale of related US and foreign assets and transferred liabilities.

Liquidity and Capital Resources

     The Company derives it liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance, including restricted cash of $933,000, was $12,104,000 and $9,322,000 as of March 31, 2003 and December 31, 2002, respectively. The Company’s days sales outstanding (“DSO”) in accounts receivable was 58 days as of March 31, 2003, compared with 53 days as of December 31, 2002. The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. The Company did not factor any accounts receivables to the bank for the three months ended March 31, 2003, compared to $905,000 on or about December 31, 2002. Certain of those accounts receivables sold at or around December 31, 2002 qualified as a sale and decreased the Company’s DSO by approximately 6 days. In conjunction with the Company’s sale of its CRM business in the first quarter of 2003 with iET, the sale agreement does allow for post closing adjustments to be made which is based upon finalization of the net working capital delivered as defined by the Asset Purchase Agreement. This could result in the Company paying back a portion of the cash consideration received from iET. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

     Cash used in the Company’s operating activities was $2,461,000 for the quarter ended March 31, 2003 compared to cash provided by operating activities of $1,206,000 for the same period in the prior year. The net income of $5,061,000 for the first quarter of 2003 was primarily due to the net gain of $8,000,000 generated from the sale of the CRM business and was partially offset by the decrease in operating assets of $831,000 and the decrease in operating liabilities of $925,000.

     Cash provided by investing activities totaled $5,488,000 for the quarter ended March 31, 2003 compared to cash used in investing activities of $934,000 for the quarter ended March 31, 2002. The increase in cash provided in investing activities is primarily a result of the net cash proceeds of $5,525,000 from sale of the CRM business.

     Cash used in financing activities totaled $18,000 for the quarter ended March 31, 2003, which consisted of proceeds from the issuance of stock under stock plans, offset by net payments of $216,000 owed to a certain bank from the accounts receivable factoring arrangement. No receivables were factored during the quarter ended March 31, 2003. This compares to total cash provided by financing activities of $25,000 for the quarter ended March 31, 2002.

     In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $1,813,000 in three quarterly installments between April 1, 2003 and October 1, 2003, all of which is accrued at March 31, 2003.

     As of March 31, 2003, the Company had future cash commitments for the cash payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating leases

2003	$1,412,000
2004	1,875,000
2005	1,832,000
2006	1,834,000
2007	1,834,000
2008 and after	9,963,000

Total minimum lease payments	$18,750,000

     The Company currently expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company expects to sublease were vacated and were subleased, the Company could incur a loss of $1,750,000, which is based upon the aggregate difference over the remaining eleven-year term between the Company’s committed lease rate and the estimated market rates at March 31, 2003 of a prospective sublease arrangement.

     The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

     The Company has incurred losses for the last several years. As of March 31, 2003, the Company had an accumulated deficit of $40.3 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. Additionally, the Company improved its first quarter 2003 cash flow and improved its cash position at March 31, 2003 due to the sale of the CRM business in that quarter. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful market acceptance of Applix Integra and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

     WE RELY HEAVILY ON KEY PERSONNEL.

     We rely heavily on key personnel throughout the organization. We recently engaged David Mahoney, one of our directors, to serve as President and Chief Executive Officer. The transition of these positions to Mr. Mahoney may result in the distraction of management and a delay in our ability to execute our business strategies. The loss of any of our other members of management, or any of our staff of sales and development professionals, could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, the loss of any critical employees or a group thereof, particularly to a competing organization, could cause us to lose market share, and the Applix brand could be diminished.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Relative to foreign currency exposures existing at March 31, 2003, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows. To date, foreign currency fluctuations have not had a material effect on the Company’s operating results.

     At March 31, 2003, the Company held $12,104,000 in cash and cash equivalents, including $933,000 of restricted cash, consisting primarily of money market funds. Cash and cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity, and the Company’s intention that all the securities will be sold within one year. There have been no significant changes in cash and cash equivalents since March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

10.19	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed a Current Report on Form 8-K on February 5, 2003 relating to the sale of the CRM business.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: May 15, 2003	/s/ Walt Hilger Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer andPrincipal Financial and Accounting Officer)

CERTIFICATIONS

I, David C. Mahoney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applix, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March 9, 2003;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ David C. Mahoney David C. Mahoney Chief Executive Officer

CERTIFICATIONS

I, Walt Hilger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applix, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March 9, 2003;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ Walt Hilger Walt Hilger Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.19	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002