Form 10-Q/A
period 2001-06-30
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

                               AMENDMENT NO. 1 to
                                  FORM 10-Q/A

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
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES     NO X
                                                   ---    ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


         REGISTRANT HAD 12,002,155 SHARES OF COMMON STOCK, $.0025 PAR VALUE, OUTSTANDING AT AUGUST 9, 2001.

                                EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q originally filed with the Commission on August 13, 2001 is being filed for the purpose of restating the Registrant's Condensed Consolidated Financial Statements as of June 30, 2001 and for the three and six months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent payments by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. For the three and six months ended June 30, 2001, compensation expenses have increased $511,000, respectively, which has been accrued at June 30, 2001. See Note B of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.


This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 13, 2001, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.


                                  APPLIX, INC.

                                     INDEX

                                                                                PAGE NO.
                                                                                --------
  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of
       June 30, 2001 and December 31, 2000                                         3

     Condensed Consolidated Statements of Operations
       For the three months ended June 30, 2001 and 2000                           4

     Condensed Consolidated Statements of Operations
       For the six months ended June 30, 2001 and 2000                             5

     Condensed Consolidated Statements of Cash Flows
       For the six months ended June 30, 2001 and 2000                             6

     Notes to Condensed Consolidated Financial Statements                         7-10


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    11-16

  PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                        17

  Signature                                                                        18

  Certifications                                                                   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APPLIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          JUNE 30, 2001   DECEMBER 31, 2000
ASSETS                                                                      (Restated)
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
                                                                             ========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
       Accounts payable                                                      $  2,609         $  2,406
       Accrued liabilities                                                      8,301            7,145
       Deferred revenue                                                         5,527            4,222
       Net liabilities of discontinued operation                                1,128            1,067
                                                                             --------         --------
            Total current liabilities                                          17,565           14,840

  Stockholders' equity:
        Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding
       Common stock, $.0025 par value; 30,000,000 shares
            authorized; 12,156,339 and 11,893,893 shares issued,
            respectively                                                           30               30
       Capital in excess of par value                                          49,022           48,249
       Accumulated deficit                                                    (33,050)         (27,268)
       Accumulated other comprehensive loss                                      (580)            (580)
       Notes receivable from stockholders                                      (1,120)          (1,120)
       Treasury stock, 306,198 shares, at cost                                 (1,077)          (1,077)
                                                                             --------         --------
            Total stockholders' equity                                         13,225           18,234
                                                                             --------         --------
            Total liabilities and stockholders' equity                       $ 30,790         $ 33,074
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

                                  APPLIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                       JUNE 30,
                                                         2001            JUNE 30,
                                                      (Restated)          2000
                                                      ----------         --------
  License revenue                                      $  4,537          $  4,943
  Service revenue                                         5,907             3,995
                                                       --------          --------
            Total revenue                                10,444             8,938

  Cost of license revenue                                   553               514
  Cost of service revenue                                 3,173             3,323
                                                       --------          --------
            Gross margin                                  6,718             5,101

  Operating expenses:
            Selling and marketing                         5,990             7,006
            Research and development                      1,707             1,939
            General and administrative                    1,154             1,107
            Restructuring expense                           512                --
            Compensation expenses and
               amortization of acquired
               intangible asset                             573                --
                                                       --------          --------
            Total operating expenses                      9,936            10,052
                                                       --------          --------
  Operating loss                                         (3,218)           (4,951)

  Interest income, net                                      103               306
                                                       --------          --------
  Loss from continuing operations before
    income taxes                                         (3,115)           (4,645)

  Provision (benefit) for income taxes                       75            (1,591)
                                                       --------          --------
  Loss from continuing operations                      ($ 3,190)         ($ 3,054)

  Loss from discontinued operations                          --              (214)
                                                       --------          --------
  Net loss                                             ($ 3,190)         ($ 3,268)
                                                       ========          ========

  Basic and diluted loss per share:

       Continuing operations                           ($  0.27)         ($  0.27)
       Discontinued operations                               --          ($  0.02)
                                                       --------          --------
            Total loss per share                       ($  0.27)         ($  0.29)
                                                       ========          ========
  Weighted average number of basic and
       diluted shares outstanding                        11,740            11,245


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                      ---------------------------
                                                      JUNE 30,           JUNE 30,
                                                        2001               2000
                                                     (Restated)
                                                      --------           --------
  License revenue                                     $ 10,351           $ 10,038
  Service revenue                                       11,420              8,177
                                                      --------           --------
            Total revenue                               21,771             18,215

  Cost of license revenue                                1,044                981
  Cost of service revenue                                7,141              6,853
                                                      --------           --------
            Gross margin                                13,586             10,381

  Operating expenses:
            Selling and marketing                       13,005             12,189
            Research and development                     3,815              3,760
            General and administrative                   2,277              2,053
            Restructuring expense                          512                 --
            Compensation expenses and
               amortization of acquired
               intangible asset                            573                 --
                                                      --------           --------
            Total operating expenses                    20,182             18,002
                                                      --------           --------
  Operating loss                                        (6,596)            (7,621)

  Interest income, net                                     215                661
                                                      --------           --------
  Loss from continuing operations before
    income taxes                                        (6,381)            (6,960)
  Provision (benefit) for income taxes                     119             (2,362)
                                                      --------           --------
  Loss from continuing operations                       (6,500)            (4,598)

  Income from discontinued operations                       --                533
  Gain on disposal of discontinued operations              718                 --
                                                      --------           --------
  Net loss                                            ($ 5,782)          ($ 4,065)
                                                      ========           ========

  Basic and diluted income (loss) per share:
       Continuing operations                          ($  0.55)          ($  0.41)
       Discontinued operations                        $   0.06           $   0.05
                                                      --------           --------
            Total loss per share                      ($  0.49)          ($  0.36)
                                                      ========           ========

  Weighted average number of basic and
       diluted shares outstanding                       11,714             11,217



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                       ------------------------------
                                                                       JUNE 30, 2001    JUNE 30, 2000
                                                                        (Restated)
                                                                       -------------    -------------
  OPERATING ACTIVITIES:
  Net loss                                                               $ (5,782)        $ (4,065)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
            Depreciation and amortization                                   1,014            1,560
            Amortization of deferred compensation                              --              360
            Changes in operating assets and liabilities:
                  Decrease in accounts receivable                             508            2,853
                  Decrease in other current assets                             87              533
                  Decrease (increase) in accounts payable                     (68)           1,681
                  Decrease in accrued liabilities                          (1,663)          (3,188)
                  Decrease (increase) in  deferred revenue                  1,205             (676)
                                                                         --------         --------
            Cash used for operating activities                             (4,699)            (942)

  INVESTING ACTIVITIES:
            Purchase of property and equipment                               (131)          (1,706)
            Capitalized software costs                                       (454)            (650)
            Cash received from the purchase of
                   Dynamic Decisions Pty                                       24               --
            Proceeds from the sale of discontinued operation                1,300               --
            Cash paid upon sale of subsidiary                                (100)              --
            Purchase of short-term investments                                 --           (17,176)
            Maturities of short-term investments                               --            17,701
                                                                         --------         --------
    Cash provided by (used for) investing activities                          639           (1,831)

  FINANCING ACTIVITIES:
            Proceeds from exercise of incentive stock options and
               and employee stock purchase plans                              546              713
            Payment of long term debt                                          --             (180)
                                                                         --------         --------
            Cash provided by financing activities                             546              533

            Effect of exchange rate changes on cash                           (36)             (46)
                                                                         --------         --------
            Net decrease in cash and cash equivalents                      (3,550)          (2,286)

  Cash and cash equivalents at beginning of period                         12,546           10,321
                                                                         --------         --------
  Cash and cash equivalents at end of period                             $  8,996         $  8,035
                                                                         ========         ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Stock issued for acquisition of Dynamic Decisions Pty                  $    227         $     --
  Note payable issued for acquisition of Dynamic Decisions Pty           $  1,549         $     --
  Cash paid for income taxes                                             $     15         $     --



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.  NATURE OF BUSINESS

     Applix, Inc. ("Applix" or the "Company") develops, markets and supports a suite of Internet-based software applications. The Company has one principal business segment, its customer analytics and business planning software segment, which is reported as continuing operations. The Company provides customer relationship management and business planning software that enables customers to automate their front office business operations, including customer relationship management and business planning. On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation since December 31, 2000 (note G).

B. REVISION OF FINANCIAL STATEMENTS TO ACCOUNT FOR CONTINGENT PAYMENTS TO EMPLOYEES

    On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. ("Dynamic Decisions"). As discussed in Note H, a portion of the purchase price paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments, two of the installments were guaranteed and were accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employees, who are former shareholders of Dynamic Decisions. The compensation expenses relating to each of these eight installments was initially recognized during the period in which such contingent payment were made, but they should have been expensed ratably on a straight-line basis over the key employees' contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result of the restatement, compensation expenses related to the acquisition have been increased by $511,000 for the three and six months ended June 30, 2001, respectively, which has been accrued at June 30, 2001.

    A summary of the significant effects of the revision is as follows:

                                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                    JUNE 30, 2001        JUNE 30, 2001
                                                                 ------------------    ----------------
                                                                          (IN THOUSANDS EXCEPT
                                                                             PER SHARE DATA)

Compensation expenses and amortization of
  acquired intangible asset as previously reported                    $     62             $    62
Compensation expenses and amortization of acquired
  intangible asset as restated                                             573                 573
Net loss as previously reported                                       $ (2,679)            $(5,271)
Net loss as restated                                                    (3,190)             (5,782)
Net loss per share, basic and diluted as previously reported          $  (0.23)            $ (0.45)
Net loss per share, basic and diluted as restated                     $  (0.27)            $ (0.49)

                                                                    JUNE 30, 2001
                                                                    -------------
Accrued expenses as previously reported                               $  7,790
Accrued expenses as restated                                             8,301
Accumulated deficit as previously reported                            $(32,539)
Accumulated deficit as restated                                       $(33,050)

C.  BASIS OF PRESENTATION

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

D.  COMPUTATION OF NET LOSS PER COMMON SHARE

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

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

E.  COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) includes foreign currency translation adjustments.

                                                       Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                   ------------------------------    ---------------------------
     (in thousands)                                     2001            2000             2001           2000
                                                     (Restated)                       (Restated)
                                                   ------------------------------    ---------------------------

     Net loss                                         ($3,190)         ($3,268)        ($5,782)       ($4,065)
     Other comprehensive income (loss)                     63              (24)             --            (46)
                                                      -------          -------         -------        -------
     Total comprehensive loss                         ($3,127)         ($3,292)        ($5,782)       ($4,111)
                                                      =======          =======         =======        ========


F.  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

G.  DISCONTINUED OPERATIONS

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

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

H.  ACQUISITIONS

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for a purchase price of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company's common stock, which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting. Per the terms of the share purchase agreement, the total maximum cash contingent consideration is payable in 10 installment payments to be paid over a maximum of 30 months beginning on July 1, 2001. Of the total 10 installment payments, two payments of approximately $1.3 million are guaranteed and have been accounted for as purchase price and the remaining eight, or approximately $4.1 million, are contingent upon the future employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual two-year employment period, which commenced on April 1, 2001 and ends on March 31, 2003.

     A preliminary estimation of the fair value of the assets acquired and the liabilities assumed in the transaction was done on March 31, 2001. The Company is in the process of completing a valuation of the intangible assets, which will be completed in the second quarter. Goodwill of approximately $1.9 million (included in other assets on the balance sheet) was preliminary recorded for the excess of the purchase price over the fair value of the assets acquired and liabilities assumed and will be amortized on a straight-line basis over six years. The results of operations of Dynamic Decisions are included in the financial statements presented from the date of acquisition.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the six months ended June 30, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

                                                                SIX MONTHS ENDED
     (in thousands, except for share amounts)                  JUNE 30 (UNAUDITED)
                                                              ----------------------
                                                                2001           2000
                                                             (Restated)
                                                              -------         ------
     Revenue                                                  $22,329         $20,115
     Net loss                                                 ($5,441)        ($3,140)
     Total basic and diluted loss per share                    ($0.46)         ($0.28)


I.  RESTRUCTURING EXPENSE

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

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for a purchase price of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000 and 100,000 shares of the Company's common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting. Per the terms of the share purchase agreement, the total maximum cash contingent consideration is payable in 10 installment payments to be paid over a maximum of 30 months beginning on July 1, 2001. Of the total 10 installment payments, two payments of approximately $1.3 million are guaranteed and have been accounted for as purchase price and the remaining eight, or approximately $4.1 million, are contingent upon the future employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual two-year employment period, which commenced on April 1, 2001 and ends on March 31, 2003.

     A preliminary estimation of the fair value of the assets acquired in the transaction was done on March 31, 2001. The Company is in the process of completing a valuation of the intangible assets, which will be completed in the second quarter. The excess of the purchase price over the estimated fair value of the net assets acquired has been preliminarily allocated to goodwill and is being amortized on a straight-line basis over six years.

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

     General and administrative expenses from continuing operations, which include the costs of the finance, human resources and administrative functions, increased 4% to $1,154,000 for the quarter ended June 30, 2001 from $1,107,000 for the same period in 2000. This was primarily due to increased legal fees incurred in the second quarter of 2001. General and administrative expenses was 11% of total revenue for the quarter ended June 30, 2001 compared to 12% for the quarter ended June 30, 2000. The Company expects general and administrative expenses to decrease in absolute dollars and as a percentage of sales.

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company's March 2001 acquisition of Dynamic Decisions. Per the terms of the share purchase agreement, maximum cash contingent consideration payments relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the three and six months ended June 30, 2001, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar, related to these contingent payments of $511,000, respectively. Amortization expense of the acquired intangible asset for the three and six months ended June 30, 2001 was $62,000, respectively.

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

     Interest income in the second quarter of 2001 decreased to $103,000 from $306,000 in the second quarter of 2000 which is directly attributable to fewer funds invested during the three months ended June 30, 2001 versus the same period last year.

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

     General and administrative expenses from continuing operations increased 11% to $2,277,000 for the six months ended June 30, 2001 from $2,053,000 for the same period in 2000. This was primarily due to increased travel and legal fees in the first six months of 2001 compared to the same period in 2000. General and administrative expenses remained at 11% of total revenue for the six months ended June 30, 2001 and June 30, 2000. The Company expects general and administrative expenses to decline for the remainder of 2001.

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company's March 2001 acquisition of Dynamic Decisions. Per the terms of the share purchase agreement, maximum cash contingent consideration payments relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the three and six months ended June 30, 2001, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the US dollar, related to these contingent payments of $511,000, respectively. Amortization expense of the acquired intangible asset for the three and six months ended June 30, 2001 was $62,000, respectively.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide and recorded a restructuring charge of $512,000 for the six months ended June 30, 2001.

    Interest income for the six months ended June 30, 2001 decreased to $215,000 from $661,000 for the same period in 2000 due to fewer funds invested during the six months ended June 30, 2001 versus the same period last year.

    The Company recorded a provision from income taxes for the six months ended June 30, 2001 of $119,000 based on the Company's foreign income tax obligations compared to a benefit of $2,362,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash and cash equivalents of $8,996,000 as compared to $12,546,000 as of December 31, 2000. Cash used in the Company's operations was $4,699,000 and $942,000 for the six months ended June 30, 2001 and June 30, 2000 respectively. The net loss of $5,782,000 was partially offset by the decrease in operating assets and liabilities of $69,000 and by depreciation and amortization of $1,014,000 for the six months ended June 30, 2001.

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

     In connection with the acquisition of Dynamic Decisions, the Company expects to pay out $5.6 million over the next 30 months.

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

Item 6. Exhibits and Reports On Form 8-K

(A) Exhibits


      99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      10.11*   Applix, Inc 2001 Employee Stock Purchase Plan

      10.12+* Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000

      10.13+* Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy Dated July 3, 2001

      10.14+*   Executive Change-in-Control Agreement between the Registrant and
               Edward Terino Dated July 3, 2001

      +  Management contract or compensatory plan

      * Previously filed with Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed with the Commission on August 13, 2001.

(B) REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001,

                                    SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APPLIX, INC.


                                      By: /s/ Walt Hilger
                                         ---------------------------------------
                                         Walt Hilger
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)


Date:  May 19, 2003

                                 CERTIFICATIONS

I, David Mahoney, certify that:



1. I have reviewed this quarterly report on Form 10-Q, as amended hereby, of Applix, Inc.;


2. Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended;


3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



     Date: May 19, 2003


                                        /s/ David C. Mahoney
                                        -----------------------
                                        David C. Mahoney
                                        Chief Executive Officer

                                 CERTIFICATIONS



I, Walt Hilger, certify that:



1. I have reviewed this quarterly report on Form 10-Q, as amended hereby, of Applix, Inc.;


2. Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended;


3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




          Date: May 19, 2003


                                        /s/ Walt Hilger
                                        ----------------------------
                                        Walt Hilger
                                        Chief Financial Officer

                                 EXHIBIT INDEX

      99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      10.11*   Applix, Inc 2001 Employee Stock Purchase Plan

      10.12+* Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000

      10.13+* Executive Change-in-Control Agreement between the Registrant and Alan Goldsworthy Dated July 3, 2001

      10.14+*   Executive Change-in-Control Agreement between the Registrant and
               Edward Terino Dated July 3, 2001

      +  Management contract or compensatory plan

      * Previously filed with Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed with the Commission on August 13, 2001.

(B) REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001,