Form 10-Q/A
period 2001-09-30
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

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

                                  APPLIX, INC.

                                      INDEX

                                EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q originally filed with the Commission on November 14, 2001 is being filed for the purpose of restating the Registrant's Condensed Consolidated Financial Statements as of September 30, 2001 and for the three and nine months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent payments, by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, compensation expenses related to the acquisition have been increased by $1,531,000 in 2001. For the three and nine months ended September 30, 2001, compensation expenses have increased $511,000 and $1,022,000, respectively, all of which has been accrued at September 30, 2001. See Note B of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 14, 2001, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.


                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Unaudited Condensed Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000                         3

     Unaudited Condensed Consolidated Statements of Operations
          For the three months ended September 30, 2001 and 2000           4

     Unaudited Condensed Consolidated Statements of Operations
          For the nine months ended September 30, 2001 and 2000            5

     Unaudited Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 2001 and 2000            6

     Notes to Unaudited Condensed Consolidated Financial Statements        7-10

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-22


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 23

Signature                                                                 24


Certifications                                                            24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                  APPLIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2001             2000
                                                                          (Restated)
                                                                         -------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                             $  7,958         $ 12,546
     Accounts receivable, less allowance for doubtful accounts
          of $1,510 and $1,397, respectively                                  8,232           12,026
     Other current assets                                                     2,352            2,381
                                                                           --------         --------
          Total current assets                                               18,542           26,953

Restricted cash                                                               1,050             --
Property and equipment, at cost                                              15,655           15,475
Less accumulated amortization and depreciation                              (13,153)         (12,379)
                                                                           --------         --------
     Net property and equipment                                               2,502            3,096
Capitalized software costs, net of accumulated
       amortization of $1,429 and $886, respectively                            948              910
Goodwill, net of accumulated amortization of
       $1,161 and $915 respectively                                           2,055              370
Other assets                                                                  1,998            1,745
                                                                           --------         --------
          Total assets                                                     $ 27,095         $ 33,074
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  2,082         $  2,406
     Accrued liabilities                                                      7,623            7,145
     Deferred revenue                                                         6,035            4,222
     Net liabilities of discontinued operation                                  752            1,067
                                                                           --------         --------
          Total current liabilities                                          16,492           14,840

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares authorized,
           none issued and outstanding                                         --               --
     Common stock, $.0025 par value; 30,000,000 shares
          authorized; 12,185,097 and 11,893,893 shares issued
          and outstanding, respectively                                          30               30
     Capital in excess of par value                                          49,186           48,249
     Accumulated deficit                                                    (35,876)         (27,268)
     Accumulated other comprehensive loss                                      (540)            (580)
     Notes receivable from stockholders                                      (1,120)          (1,120)
     Treasury stock, 306,198 shares, at cost                                 (1,077)          (1,077)
                                                                           --------         --------
          Total stockholders' equity                                         10,603           18,234
                                                                           --------         --------
          Total liabilities and stockholders' equity                       $ 27,095         $ 33,074
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

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED
                                                 -------------------------------
                                                 SEPTEMBER 30,
                                                     2001          SEPTEMBER 30,
                                                  (Restated)           2000
                                                 -------------     -------------

License revenue                                    $  4,240          $  7,007
Service revenue                                       4,618             3,960
                                                   --------          --------
          Total revenue                               8,858            10,967

Cost of license revenue                                 619               490
Cost of service revenue                               2,887             3,267
                                                   --------          --------
          Gross margin                                5,352             7,210

Operating expenses:
          Selling and marketing                       4,610             6,676
          Research and development                    1,698             1,893
          General and administrative                  1,148             1,141
          Restructuring expense                         438              --
          Compensation expenses and
            amortization of intangible asset            573              --
                                                   --------          --------
          Total operating expenses                    8,467             9,710
                                                   --------          --------

Operating loss                                       (3,115)           (2,500)

Interest income (expense), net                          (24)              285
                                                   --------          --------
Loss from continuing operations before
     income taxes                                    (3,139)           (2,215)

Provision (benefit) for income taxes                     50            (1,091)
                                                   --------          --------
Loss from continuing operations                      (3,189)           (1,124)

Loss from discontinued operations                       --             (1,101)
Gain on disposal of discontinued operations             363              --
                                                   --------          --------
Net loss                                           ($ 2,826)         ($ 2,225)
                                                   ========          ========

Basic and diluted income (loss) per share:
     Continuing operations                         ($  0.27)         ($  0.10)
     Discontinued operations                           0.03             (0.10)
                                                   --------          --------
          Total loss per share                     ($  0.24)         ($  0.20)
                                                   ========          ========

Weighted average number of basic and
     diluted shares outstanding                      11,934            11,352


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       NINE MONTHS ENDED
                                                 -------------------------------
                                                 SEPTEMBER 30,
                                                     2001          SEPTEMBER 30,
                                                  (Restated)           2000
                                                 -------------     -------------
License revenue                                    $ 14,591          $ 17,045
Service revenue                                      16,038            12,137
                                                   --------          --------
          Total revenue                              30,629            29,182

Cost of license revenue                               1,663             1,471
Cost of service revenue                              10,028            10,120
                                                   --------          --------
          Gross margin                               18,938            17,591

Operating expenses:
          Selling and marketing                      17,615            18,865
          Research and development                    5,513             5,653
          General and administrative                  3,425             3,195
          Restructuring expense                         950              --
          Compensation expenses and
            amortization of intangible asset          1,146              --
                                                   --------          --------
          Total operating expenses                   28,649            27,713
                                                   --------          --------

Operating loss                                       (9,711)          (10,122)

Interest income, net                                    191               946
                                                   --------          --------
Loss from continuing operations before
     income taxes                                    (9,520)           (9,176)
Provision (benefit) for income taxes                    169            (3,454)
                                                   --------          --------
Loss from continuing operations                      (9,689)           (5,722)

Loss from discontinued operations                      --                (568)
Gain on disposal of discontinued operations           1,081              --
                                                   --------          --------
Net loss                                           ($ 8,608)         ($ 6,290)
                                                   ========          ========

Basic and diluted income (loss) per share:
     Continuing operations                         ($  0.82)         ($  0.51)
     Discontinued operations                           0.09             (0.05)
                                                   --------          --------
          Total loss per share                     ($  0.73)         ($  0.56)
                                                   ========          ========

Weighted average number of basic and
     diluted shares outstanding                      11,808            11,261


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  APPLIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                         ------------------------------------------
                                                                         SEPTEMBER 30, 2001
                                                                             (Restated)          SEPTEMBER 30, 2000
                                                                         ------------------      ------------------


OPERATING ACTIVITIES:
Net loss                                                                      $ (8,608)               $ (6,290)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
          Depreciation and amortization                                          1,688                   2,351
          Amortization of deferred compensation                                   --                       540
          Changes in operating assets and liabilities:
                Decrease in accounts receivable                                  4,015                   1,254
                (Increase) decrease in other current assets                        (77)                    804
                (Decrease) increase in accounts payable                           (595)                    777
                Decrease in accrued liabilities                                 (1,725)                 (4,769)
                Increase (decrease) in deferred revenue                          1,713                  (1,948)
                                                                              --------                --------

          Cash used for operating activities                                    (3,589)                 (7,281)

INVESTING ACTIVITIES:
          Purchase of property and equipment                                      (314)                 (2,228)
          Capitalized software costs                                              (582)                 (1,510)
          Net cash paid in connection with the purchase of
                 Dynamic Decisions Pty                                            (967)                   --
          Proceeds from the sale of discontinued operation                       1,300                    --
          Cash paid upon sale of subsidiary                                       (100)                   --
          Purchase of short-term investments                                      --                   (21,922)
          Maturities of short-term investments                                    --                    37,077
                                                                              --------                --------

  Cash provided by investing activities                                           (663)                 11,417

FINANCING ACTIVITIES:
          Proceeds from exercise of incentive stock options and
             and employee stock purchase plans                                     710                   1,147
          Restricted cash used for letter of credit                             (1,050)                   --
          Payment of long term debt                                               --                      (270)
                                                                              --------                --------

          Cash provided by financing activities                                   (340)                    877

          Effect of exchange rate changes on cash                                    4                     (77)
                                                                              --------                --------

          Net (decrease) increase in cash and cash equivalents                  (4,588)                  4,936

Cash and cash equivalents at beginning of period                                12,546                  10,321
                                                                              --------                --------

Cash and cash equivalents at end of period                                    $  7,958                $ 15,257
                                                                              ========                ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued for acquisition of Dynamic Decisions Pty                         $    227                $   --
Note payable issued for acquisition of Dynamic Decisions Pty                  $    558                $   --
Cash paid for income taxes                                                    $     15                $    110
Sale of common stock in exchange for a note receivable                        $   --                  $  1,120



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

B. REVISION OF FINANCIAL STATEMENTS TO ACCOUNT FOR CONTINGENT PAYMENTS TO EMPLOYEES

     On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. ("Dynamic Decisions"). As discussed in Note H, a portion of the purchase price paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments, two of the installments were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employees, who are former shareholders of Dynamic Decisions. The compensation expense relating to each of these eight installments was initially recognized during the period in which such contingent payments were made, but they should have been expensed ratably on a straight-line basis over the employees' contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result of the restatement, compensation expenses related to the acquisition have been increased by $511,000 for the three months ended September 30, 2001, and $1,022,000 for the nine months ended September, 30, 2001, all of which has been accrued at September 30, 2001.

     A summary of the significant effects of the revision is as follows (in thousands except per share data):


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                    ------------------    ---------------------
Compensation expenses and
   amortization of
   intangible asset                  $    62                    $   124
Compensation expenses and
   amortization of
   intangible asset as restated          573                      1,146
Net loss as previously reported       (2,315)                    (7,586)
Net loss as restated                  (2,826)                    (8,608)
Net loss per share, basic and
   diluted as previously reported    $ (0.19)                   $ (0.64)
Net loss per share, basic and
   diluted as restated               $ (0.24)                   $ (0.73)


                                    SEPTEMBER 30, 2001
                                    ------------------
Accrued expenses as
   previously reported                   $  6,601
Accrued expenses as restated                7,623
Accumulated deficit as previously
   reported                              $(34,854)
Accumulated deficit as restated          $(35,876)

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

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

E.   COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) includes foreign currency translation adjustments.

                                           -------------------------           -------------------------
                                              Three Months Ended                   Nine Months Ended
                                                 September 30                         September 30
                                           -------------------------           -------------------------
(in thousands)                              2001              2000              2001              2000
                                           -------           -------           -------           -------
                                         (Restated)

Net loss                                   ($2,826)          ($2,225)          ($8,608)          ($6,290)
Other comprehensive income (loss)               40               (31)               40               (77)
                                           -------           -------           -------           -------
Total comprehensive loss                   ($2,786)          ($2,256)          ($8,568)          ($6,367)
                                           =======           =======           =======           =======



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

                                  APPLIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)



H.   ACQUISITIONS

     On March 31, 2001 the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for a purchase price of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company's common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting. Per the terms of the share purchase agreement, the total maximum cash contingent consideration is payable in 10 installment payments to be paid over a maximum of 30 months beginning on July 1, 2001. Of the total 10 installment payments, two payments of approximately $1.3 million were guaranteed and have been accounted for as purchase price and the remaining eight, or approximately $4.1 million, are contingent upon the future employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual two year employment period, which commenced on April 1, 2001 and ends on March 31, 2003.

     A preliminary estimation of the fair value of the assets acquired and the liabilities assumed in the transaction was done on March 31, 2001. The Company is in the process of completing a valuation of the intangible assets, which will be completed in the second quarter. Goodwill of approximately $1.9 million (included in other assets on the balance sheet) was preliminary recorded for the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed and will be amortized on a straight-line basis over six years. The results of operations of Dynamic Decisions are included in the financial statements presented from the date of acquisition.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the nine months ended September 30, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

                                                  ------------------------
                                                     NINE MONTHS ENDED
(in thousands, except for per share amounts)      SEPTEMBER 30 (UNAUDITED)
                                                  ------------------------
                                                    2001            2000
                                                 (Restated)
                                                  --------        --------
Revenue                                           $ 31,186        $ 31,082
Net loss                                          ($ 8,266)       ($ 5,365)
Total basic and diluted loss per share            ($  0.70)       ($  0.48)

I.   RESTRUCTURING EXPENSE

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative positions, and 2 executive level employees were terminated. The Company's restructuring plan also included the closure of the Company's sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company's French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. At September 30, 2001, $162,000 remained as a liability on the balance sheet and is expected to be paid out by 2002.

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

J. RESTRICTED CASH

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

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited ("Dynamic Decisions") for a purchase price of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company's common stock which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting. Per the terms of the share purchase agreement, the total maximum cash contingent consideration is payable in 10 installment payments to be paid over a maximum of 30 months beginning on July 1, 2001. Of the total 10 installment payments, two payments of $1,267,000 are guaranteed and have been accounted for as purchase price and the remaining eight, or approximately $4.1 million, are contingent upon the future employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual two year employment period, which commenced on April 1, 2001 and ends on March 31, 2003.

     A preliminary estimation of the value of the assets acquired in the transition was done on March 31, 2001. The Company is in the process of completing a valuation of the intangible assets, which will be completed in the second quarter. Goodwill (included in other assets on the balance sheet) was preliminary recorded for the value of the acquired assets to the extent that the estimated value exceeded the fair market value of the acquired assets and will be amortized on a straight-line basis over six years. The results of operations of Dynamic Decisions are included in the financial statements presented from the date of acquisition.

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

     Selling and marketing expenses from continuing operations, which include domestic sales and marketing expenses and the cost of the Company's international operations, decreased 31% to $4,610,000 for the quarter ended September 30, 2001 from $6,676,000 for the quarter ended September 30, 2000. Selling and marketing expenses decreased as a percentage of total revenue to 53% for the quarter ended September 30, 2001 from 52% for the quarter ended September 30, 2000. The decrease in costs reflects the Company's efforts to bring expenses in line with revenues while continuing to support sales and development strategies. In addition, certain incentive based compensation costs were reduced as a result of the lower sales in the current year.

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

     General and administrative expenses from continuing operations, which include the costs of the finance, human resources and administrative functions, increased 1% to $1,148,000 for the quarter ended September 30, 2001 from $1,141,000 for the same period in 2000. General and administrative expenses increased to 13% of total revenue for the quarter ended September 30, 2001 compared to 10% of total revenue for the same period in 2000. The Company expects general and administrative expenses to decrease in absolute dollars and as a percentage of sales primarily due to the restructuring and continuing management efforts made in the last two quarters.

     Compensation expenses and amortization of intangible asset consists primarily of contingent cash consideration relating to the Company's March 2001 acquisition of Dynamic Decisions. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the three and nine months ended September 30, 2001, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar, related to these contingent payments of $511,000 and $1,022,000, respectively. The Company has not made these installment payments as of September 30, 2001. In addition, the Company recorded amortization expense of $62,000 and $124,000 for the three and nine months ended September 30, 2001, respectively.

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

     Interest income in the third quarter of 2001 decreased to a net expense of $24,000 from income of $285,000 in the third quarter of 2000 which is directly attributable to fewer funds invested and lower interest rates during the three months ended September 30, 2001 versus the same period last year and foreign currency exchange rate fluctuations.

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

     Selling and marketing expenses from continuing operations decreased 7% to $17,615,000 for the nine months ended September 30, 2001 from $18,865,000 for the nine months ended September 30, 2000. The decrease was primarily due to the Company's efforts to reduce costs world-wide. Selling and marketing expenses decreased as a percentage of total revenue to 58% for the nine months ended September 30, 2001 from 65% for the nine months ended September 30, 2000.

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

     General and administrative expenses from continuing operations increased
7% to $3,425,000 for the nine months ended September 30, 2001 from $3,195,000 for the same period in 2000. This was primarily due to increased travel and legal fees in the first nine months of 2001 compared to the same period in 2000. General and administrative expenses remained at 11% of total revenue for the nine months ended September 30, 2001 and September 30, 2000.

     In the second quarter of 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs company-wide. In connection with this plan, 28 non-management employees, primarily sales, marketing, and administrative positions, and 2 executive level employees were terminated. The Company's restructuring plan also included the closure of the Company's sales office in France. As a result of the restructuring plan, the Company recorded a restructuring charge of $512,000 for the three months ended June 30, 2001. The restructuring charge consisted of $449,000 for severance costs and $63,000 for the loss on disposal of the Company's French subsidiary, which was sold on June 30, 2001. In connection with the sale, the Company paid $100,000 to the purchaser, which is included in the restructuring charge. At September 30, 2001, $162,000 remained as a liability on the balance sheet and is expected to be paid out by 2002.

     Compensation expenses and amortization of intangible asset consists primarily of contingent cash consideration relating to the Company's March 2001 acquisition of Dynamic Decisions. Per the terms of the Share Purchase Agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees' contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the three and nine months ended September 30, 2001, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar, related to these contingent payments of $511,000 and $1,022,000, respectively. The Company has not made these installment payments as of September 30, 2001. In addition, the Company recorded amortization expense of $62,000 and $124,000 for the three and nine months ended September 30, 2001, respectively.

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

     Interest income for the nine months ended September 30, 2001 decreased to $191,000 from $946,000 for the same period in 2000 due to fewer funds invested and lower interest rates during the nine months ended September 30, 2001 versus the same period last year.

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

     As of September 30, 2001, the Company had cash and cash equivalents of $9,008,000 as compared to $12,546,000 as of December 31, 2000. Cash used in the Company's operations was $3,589,000 for months ended September 30, 2001 compared to $7,281,000 cash used by operations for the nine months ended September 30, 2000 respectively. The net loss of $8,608,000 was partially offset by the decrease in operating assets and liabilities of $3,331,000 and by depreciation and amortization of $1,700,000 for the nine months ended September 30, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     10.15+* Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001

     10.16+* Consulting, Agreement between the Registrant and David C. Mahoney, dated September 10, 2001

     99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 filed with the Commission on November 14, 2001.

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




          Date: May 19, 2003


                                        /s/ Walt Hilger
                                        ----------------------------
                                        Walt Hilger
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.      DESCRIPTION
-----------      -----------

   10.15+* Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001

   10.16+* Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001

     99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

* Previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 filed with the Commission on November 14, 2001.

+  Management contract or compensatory plan