Form 10-K/A
period 2001-12-31
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act   Yes   ☐   No   ☒

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
and Exchange Commission

Explanatory Note

This amendment No. 2 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K originally filed with the Commission on April 1, 2002, as amended by amendment No. 1 on Form 10-K/A filed on March 31, 2003 is being filed for the purpose of restating the Registrant’s Consolidated Financial Statements as of December 31, 2001 and for the year then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent payments, by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, compensation expenses related to the acquisition have been increased by $1,531,000 in 2001, which has been accrued as of December 31, 2001. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

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

     Applix and TM1 are registered trademarks of Applix, Inc. Applix iTM1, Applix iEnterprise, Applix iCustomersight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

Item 6. Selected Financial Data

	For the Years ended December 31,

	2001
	(Restated)	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data
Total revenues from continuing operations	$39,405	$40,239	$36,871	$29,062	$22,036
Restructuring and other charges	1,700	—	—	—	—
Compensation expenses and amortization of acquired intangible asset	1,717	—	—	—	—
Operating loss	(11,886)	(12,877)	(7,624)	(10,901)	(7,158)
Permanent impairment of cost based investment	1,250	—	—	—	—
Loss from continuing operations	(13,404)	(15,307)	(4,251)	(6,259)	(5,423)
Net income (loss)	(12,323)	(18,912)	2,380	1,187	(404)
Per Share Data
Basic and diluted loss per share from continuing operations	$(1.13)	$(1.36)	$(0.40)	$(0.61)	$(0.54)
Basic and diluted income (loss) per share	$(1.04)	$(1.68)	$0.22	$0.12	$(0.04)

	As of December 31,

	2001
	(Restated)	2000(a)	1999	1998	1997

	(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$8,228	$12,546	$25,476	$21,445	$21,368
Restricted cash	1,050	—	—	—	—
Working capital (deficit)	(175)	12,113	28,455	24,866	22,632
Total assets	24,938	33,074	54,681	45,613	44,365
Long-term debt	—	—	1,080	—	—
Total stockholders’ equity	6,952	18,234	35,713	29,575	27,987

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”), its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for a total cost of approximately $5,867,000 consisting of $5,150,000 in maximum cash consideration to be paid, $490,000 in transaction costs and 100,000 shares of the Company’s common stock, which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key executives, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expense related to these contingent payments of $1,531,000 in 2001, all of which was accrued as of December 31, 2001.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company’s consolidated statements of operations as a percentage of net revenue for the period from continuing operations:

	For the Years Ended December 31,

	2001
	(Restated)	2000	1999

Software license revenue	46.7%	59.0%	58.6%
Professional service and maintenance revenue	53.3%	41.0%	41.4%

Total revenue	100.0%	100.0%	100.0%
Cost of software license revenue	3.1%	4.9%	3.9%
Cost of professional services and maintenance revenue	34.7%	34.2%	31.3%

Gross margin	62.3%	60.9%	64.8%
Operating expenses
Selling and marketing	55.0%	63.6%	54.1%
Research and development	17.4%	18.6%	19.2%
General and administrative	11.4%	10.7%	12.2%
Restructuring and other charges	4.4%	—	—
Compensation expenses and amortization of acquired intangible asset	4.3%	—	—

Total operating expenses	92.4%	92.9%	85.5%

Operating loss	(30.2%)	(32.0%)	(20.7%)
Loss on impaired investment	(3.2%)	—	—
Interest income, net	0.7%	2.9%	2.8%
(Provision for) benefit from income taxes	(1.4%)	(8.9%)	6.4%

Loss from continuing operations	(34.0%)	(38.0%)	(11.5%)

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

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible asset, consisting of customer relationships, associated with the acquisition. Per the terms of the Share Purchase Agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key executives, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. The eight remaining installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period that commenced on April 1, 2001 and ends on March 31, 2003. In 2001, the Company recorded compensation expense related to these contingent payments of $1,531,000. In 2001, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $186,000.

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

     Loss from continuing operations was $13,404,000 in 2001 compared to $15,307,000 in 2000. The decrease in loss was attributed to declining operating expenses, lower provisions for income taxes and improved gross margin profitability. The decreases in selling and marketing operating costs ($3,909,000) were offset by restructuring charges, compensation expenses and a loss from impaired investment ($4,436,000).

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

     Loss from continuing operations was $15,307,000 compared to $4,251,000 in 1999. The increase in the loss was primarily attributed to increased sales and marketing costs of $5.6 million and the establishment of a valuation allowance on the Company’s deferred tax asset of $7.8 million. The increase in sales and marketing costs was attributed to the Company’s previous announced plans to reposition its customer analytics and business planning software business which resulted in incremental spending of $5.0-$5.5 million.

     The loss from discontinued operations was $367,000 compared to the income from discontinued operations of $6,631,000 in 1999. The reduced income from discontinued operations was attributed to lower revenue from the VistaSource business unit of $9 million and increased operating expenses associated with the repositioning of VistaSource, Inc.

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

     As of December 31, 2001, the Company had cash and cash equivalents of $9,278,000, which included restricted cash of $1,050,000 that represents the security deposit for the headquarter office lease, as compared to $12,546,000 as of December 31, 2000. Cash used in the Company’s operations was $3,225,000 for the year ended December 31, 2001 compared to $8,972,000 for the year ended December 31, 2000. The net loss of $12,323,000 for 2001 was partially offset by the decrease in operating assets and liabilities of $6,262,000, which was primarily due to an increase of accounts receivable collections of $4,635,000, and an increase in deferred revenue bookings of $2,389,000.

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

     In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent consideration of $4,243,000 in eight quarterly installments between January 1, 2002 and October 1, 2004, of which $1,531,000 has been accrued at December 31, 2001.

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

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2001, the Company had an accumulated deficit of $39.6 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company improved its fourth quarter 2001 cash flow and improved its cash position at December 31, 2001. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. In addition, borrowings under the Company’s credit facilities are dependent upon adequate borrowings base and the maintenance of certain financial covenants, which may limit the availability of borrowing. The Company does not currently anticipate the need to draw down on the two revolving credit lines for its working capital needs. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Operating Results for 2001 and 2000

	Q1 2001	Q2 2001 (Restated)	Q3 2001 (Restated)	Q4 2001 (Restated)

	(Unaudited)
	(In thousands, except per share data)
Revenue from continuing operations	$11,327	$10,444	$8,858	$8,776
Gross margin from continuing operations	6,868	6,718	5,352	5,596
Restructuring and other charges	—	512	438	750
Compensation expenses and amortization of acquired intangible asset	—	573	573	571
Permanent impairment of cost based investment	—	—	—	1,250
Loss from continuing operations	$(3,310)	$(3,190)	$(3,189)	$(3,715)
Gain from discontinued operations	718	—	363	—

Net loss	$(2,592)	$(3,190)	$(2,826)	$(3,715)

Net loss per share	$(0.22)	$(0.27)	$(0.24)	$(0.31)
Weighted average number of basic and diluted shares outstanding	11,689	11,740	11,934	11,975

The operating results for each quarter ended June 30, 2001, September 30, 2001 and December 31, 2001 have been restated to reflect additional compensation related expenses of $511,000, $511,000 and $509,000, respectively.

	Q1 2000	Q2 2000	Q3 2000	Q4 2000

	(Unaudited)
	(In thousands, except per share data)
Revenue from continuing operations	$9,277	$8,938	$10,967	$11,057
Revenue from discontinued operations	3,144	2,708	1,898	2,500

Revenue as previously reported in the 10-Q	$12,421	$11,646	$12,865	$13,557

Gross margin from continuing operations	$5,280	$5,101	$7,209	$6,907
Gross margin from discontinued operations	2,628	1,979	1,183	1,827

Gross margin as previously reported in the 10-Q	$7,908	$7,080	$8,392	$8,734

Operating profit (loss) before amortization	$(2,639)	$(4,919)	$(2,468)	$(2,724)
Amortization of goodwill and acquired assets	$31	$32	$32	$32
Loss from continuing operations	$(1,544)	$(3,054)	$(1,124)	$(9,585)
Income (loss) from discontinued operations	747	(214)	(1,101)	(3,037)

Net loss	$(797)	$(3,268)	$(2,225)	$(12,622)

Net loss per share	$(0.07)	$(0.29)	$(0.20)	$(1.09)
Weighted average number of basic and diluted shares outstanding	11,043	11,245	11,352	11,580

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

          None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to the Registrant’s Report on Form 10-K to be signed on its behalf as of May 19, 2003 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ David C. Mahoney David C. Mahoney President and Chief Executive Officer

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Applix, Inc.;

2.	Based on my knowledge, the annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report as amended.

Dated: May 19, 2003	/s/ David C. Mahoney David C. Mahoney Chief Executive Officer

CERTIFICATIONS

I, Walt Hilger, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Applix, Inc.;

2.	Based on my knowledge, the annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report as amended.

Dated: May 19, 2003	/s/ Walt Hilger Walt Hilger Chief Financial Officer

Index to Consolidated Financial Statements and Financial Statement Schedule

     Schedules other than those referred above have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

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

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 2002, except for Note 17,
as to which the date is February 8, 2002,
and Note 2 , as to which the date is May 12, 2003

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

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2001 and 2000
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2001
	(Restated)	2000

Current liabilities:
Accounts payable	$2,137	$2,406
Accrued liabilities	8,247	7,145
Deferred revenue	6,711	4,222
Net liabilities of discontinued operation	182	1,067

Total current liabilities	17,277	14,840
Long term liabilities	709	—
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding Common stock, $.0025 par value; 30,000,000 shares authorized; 12,320,096 and 11,893,893 shares issued at December 31, 2001 and 2000, respectively	31	30
Capital in excess of par value	49,212	48,249
Accumulated deficit	(39,591)	(27,268)
Accumulated other comprehensive loss	(503)	(580)
Notes receivable from stock purchase agreements	(1,120)	(1,120)

	8,029	19,311
Less 306,198 shares of treasury stock	(1,077)	(1,077)

Total stockholders’ equity	6,952	18,234

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,938	$33,074

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001
	(Restated)	2000	1999

Software license revenue	$18,406	$23,735	$21,610
Professional services and maintenance revenue	20,999	16,504	15,261

Total revenue	39,405	40,239	36,871
Cost of software license revenue	1,214	1,985	1,454
Cost of professional services and maintenance revenue	13,657	13,757	11,498

Gross margin	24,534	24,497	23,919
Operating expenses
Selling and marketing	21,671	25,580	19,957
Research and development	6,848	7,502	7,101
General and administrative	4,484	4,292	4,485
Compensation expenses and amortization of acquired intangible asset (Notes 2 and 11)	1,717	—	—
Restructuring and other charges	1,700	—	—

Total operating expenses	36,420	37,374	31,543
Operating loss	(11,886)	(12,877)	(7,624)
Non-operating income (expense)
Permanent impairment of cost based investment	(1,250)	—	—
Interest income, net	290	1,153	1,031

Loss from continuing operations before income taxes	(12,846)	(11,724)	(6,593)
Benefit (provision) for income taxes	(558)	(3,583)	2,342

Loss from continuing operations	(13,404)	(15,307)	(4,251)
Discontinued operations
Income (loss) from discontinued operations, including income tax provision of $63 and $3,739 in 2000 and 1999, respectively	—	(367)	6,631
Gain (loss) on disposal of discontinued operations, including a provision of $2,367 for losses during the phase-out period in 2000	1,081	(3,238)	—

Net income (loss)	$(12,323)	$(18,912)	$2,380

Basic and diluted income (loss) per share
Continuing operations	$(1.13)	$(1.36)	$(0.40)
Discontinued operations	$0.09	$(0.32)	$0.62

Total income (loss) per share	$(1.04)	$(1.68)	$0.22

Weighted average number of basic and diluted shares outstanding	11,861	11,246	10,625

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2001, 2000 and 1999
(In thousands, except share amounts)

						Notes
				Accumulated		Receivable
		Capital in		Other		from Stock
	Common	Excess of	Accumulated	Comprehensive	Unearned	Purchase	Treasury
	Stock	Par Value	Deficit	(Loss) Income	Compensation	Agreements	Stock	Total

Balance, December 31, 1998	$26	$41,689	$(10,736)	$(471)	$—	$—	$(933)	$29,575
Stock option income tax benefit		921						921
Stock issued for purchase of Cosource.com (148,571 shares)		640						640
Stock issued under stock plans (749,391 shares)	3	2,423						2,426
Issuance of restricted stock		1,440			(1,440)			—
Repurchase of common stock (27,500 shares)							(144)	(144)
Net income			2,380					2,380
Foreign currency exchange translation adjustment				(85)				(85)

Comprehensive income								2,295

Balance, December 31, 1999	29	47,113	(8,356)	(556)	(1,440)	—	(1,077)	35,713
Stock issued under stock plans (188,591 shares)		1,184						1,184
Issuance of restricted stock (256,002 shares)	1	1,119				(1,120)		—
Amortization of unearned compensation					273			273
Forfeiture of restricted stock		(1,167)			1,167			—
Net loss			(18,912)					(18,912)
Foreign currency exchange translation adjustment				(24)				(24)

Comprehensive loss								(18,936)

Balance, December 31, 2000	30	48,249	(27,268)	(580)	—	(1,120)	(1,077)	18,234
Stock issued under stock plans (326,203 shares)	1	736						737
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)		227						227
Net loss			(12,323)					(12,323)
Foreign currency exchange translation adjustment				77				77

Comprehensive loss								(12,246)

Balance, December 31, 2001 (Restated)	31	49,212	(39,591)	(503)	—	(1,120)	(1,077)	6,952

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Years ended December 31,

	2001
	(Restated)	2000	1999

Operating activities
Net income (loss)	$(12,323)	$(18,912)	$2,380
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	1,410	2,032	1,633
Amortization	1,086	1,330	862
(Gain) loss on sale of discontinued operations	(1,081)	3,238	—
Write-off of impaired investment	1,250	—	—
Non-cash restructuring charges	92	—	—
Non-cash stock compensation expense	30	573	—
Provision for doubtful accounts	49	344	—
Deferred tax asset	—	3,001	(406)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,635	(1,214)	61
Sale of accounts receivable	361	—	—
(Increase) decrease in other assets	566	864	(1,165)
Increase in restricted cash	(1,050)	—	—
Increase (decrease) in accounts payable	(540)	433	592
Increase (decrease) in accrued liabilities	(490)	381	61
Increase in other liabilities	195	—	—
Increase (decrease) in deferred revenue	2,389	(1,042)	705
Increase in accrued discontinued operations	196	—	—

Cash (used in) provided by operating activities	(3,225)	(8,972)	4,723
Investing activities
Property and equipment expenditures	(856)	(2,655)	(1,709)
Capitalized software costs	(844)	(1,803)	(784)
Payment for disposition of subsidiary	(100)	—	—
Net proceeds from sale of discontinued operations	1,300	—	—
Payments for acquisition, net of cash acquired	(1,733)	—	(1,197)
Purchase of short-term investments	—	(31,715)	(41,000)
Maturities of short-term investments	—	46,870	29,885

Cash provided by (used in) investing	(2,233)	10,697	(14,805)
Financing activities
Proceeds from issuance of stock under stock plans	737	1,184	3,346
Purchase of common stock	—	—	(144)
Payment on notes payable	—	(660)	—
Proceeds from short-term borrowings	368	—	—
Principal payments under capital lease obligations	—	—	(118)

Cash provided by financing activities	1,105	524	3,084
Effect of exchange rate changes on cash	35	(24)	(85)

Net increase (decrease) in cash and cash equivalents	(4,318)	2,225	(7,083)
Cash and cash equivalents at beginning of period	12,546	10,321	17,404

Cash and cash equivalents at end of period	$8,228	$12,546	$10,321
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$311	$110	$312
Stock issued in exchange for stockholder notes	$—	$1,120	$—
Stock issued for acquisition of Dynamic Decision Pty	$227	$—	$—

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

     The Company has incurred losses from continuing operations for the last several years. As of December 31, 2001, the Company had an accumulated deficit of $39.6 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company improved its fourth quarter 2001 cash flow and improved its cash position at December 31, 2001. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. In addition, borrowings under the Company’s credit facilities are dependent upon adequate borrowings base and the maintenance of certain financial covenants, which may limit the availability of borrowing. The Company does not currently anticipate the need to draw down on the two revolving credit lines for its working capital needs. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

2. REVISION OF FINANCIAL STATEMENTS TO ACCOUNT FOR CONTINGENT PAYMENTS TO EMPLOYEES OF DYNAMIC DECISIONS

     On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. (“Dynamic Decisions”). As discussed in Note 11, a portion of the purchase price paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments, two of the installments were guaranteed and accounted for as purchase price. The remaining eight installments were contingent upon the employment of two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense. The compensation expense relating to each of the eight installments was initially recognized during the period in which the contingent payment was made, but it should have been expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result the Company is restating its financial statements to record $1,531,000 in compensation expenses relating to the contingent payments for the year ended December 31, 2001, all of which has been accrued at December 31, 2001.

A summary of the significant effects of the revision is as follows (in thousands except per share amount):

Year ended
December 31, 2001

Compensation expenses and amortization of acquired intangible asset as previously reported	$—
Compensation expenses and amortization of acquired intangible asset as restated	1,531
Net loss as previously reported	$(10,792)
Net loss as restated	(12,323)
Net loss per share, basic and diluted, as previously reported	$(0.91)
Net loss per share, basic and diluted, as restated	$(1.04)

December 31,
2001

Accrued expenses as previously reported	$6,716
Accrued expenses as restated	8,247
Accumulated deficit as previously reported	$(38,060)
Accumulated deficit as restated	(39,591)

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

     Summary operating results and balance sheet information of the discontinued operations are as follows (in thousands):

	2001	2000	1999

Operating Results:
Revenue	$1,666	$10,250	$18,970
Income (loss) before income taxes	(870)	(304)	10,370
Net income (loss)	(870)	(367)	6,631
Balance sheet information:
Accounts receivable, less allowance for doubtful accounts of $200 and $0 for 2000 and 1999, respectively	$—	$3,159	$4,178
Other current assets	—	200	302
Property and equipment, less accumulated depreciation of $602 and $243 for 2000 and 1999, respectively	—	1,218	646
Capitalized software, less accumulated amortization of $425 and $1,557 for 2000 and 1999, respectively	—	367	165
Intangible assets, less accumulated amortization of $220 and $18 for 2000 and 1999, respectively	—	1,098	1,300
Accounts payable	—	(254)	(216)
Accrued liabilities	(182)	(985)	(588)
Deferred revenue	—	(2,632)	(2,858)
Note payable, current portion	—	—	(358)
Note payable, noncurrent portion	—	—	(1,080)
Accrued loss on disposal	—	(3,238)	—

Net assets (liabilities) of discontinued operations	$(182)	$(1,067)	$1,491

5. ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2001 and 2000 consisted of the following (in thousands):

	2001 (Restated)	2000

Income taxes	$938	$1,240
Sales and value added taxes	1,278	1,777
Accrued compensation and benefits	4,055	2,463
Restructuring	766	—
Other	1,210	1,665

Total	$8,247	$7,145

6. INCOME TAXES

     Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2001 (Restated)	2000	1999

Domestic	$(12,515)	$(12,831)	$(7,330)
Foreign	(331)	1,107	737

Total	$(12,846)	$(11,724)	$(6,593)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:

Federal and state	$77	$16	$(2,859)
Foreign	481	566	207

Total Current	558	582	(2,652)

Deferred:
Federal and state	—	(4,831)	215
Foreign	—	—	95
Change in valuation allowance	—	7,832	—

Total Deferred	—	3,001	310

Total income tax provision	$558	$3,583	$(2,342)

     The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2001	2000	1999

Net operating loss carryforwards	$11,211	$5,066	$616
Deferred revenue	264	719	243
Accounts receivable	505	607	193
Accrued expenses	392	135	53
Vacation and benefits	254	549	776
Software/fixed assets	434	49	325
Tax credit carryforwards	1,752	1,297	795
Deferred Tax Liability	(450)	—	—
Valuation allowance	(14,362)	(8,422)	—

NET DEFERRED TAX ASSET	$—	$—	$3,001

     The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2001 (Restated)	2000	1999

U.S. federal statutory rate	$(4,368)	$(3,986)	$(2,241)
State and foreign tax provision, net	(619)	(589)	(194)
Research and experimentation tax credit	—	(211)	(237)
Permanent items	185	512	195
Other	43	25	135
Unbenefitted losses	5,317	7,832	—

TAX PROVISION	$558	$3,583	$(2,342)

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

	2001 (Restated)	2000	1999

Pro forma net income (loss)	$(15,749)	$(22,514)	$773
Pro forma income (loss) per share	$(1.33)	$(2.00)	$0.07

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

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The amounts that are recognized as expenses and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange rate fluctuations to the Company’s financial statements.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At
March 31,
2001

Cash, cash equivalents and short-term investments	$25,000
Accounts receivable	611,000
Prepaid and other current assets	154,000
Fixed assets	16,000
Intangible customer relationships	1,500,000
Goodwill	934,000
Accounts payable	433,000
Accrued expenses	60,000
Deferred maintenance	300,000
Deferred tax liabilities	450,000

     The Company has recorded compensation expense related to these contingent payments of $1,531,000 in 2001, all of which is accrued at December 31, 2001. The Company expects to recognize an additional $3,180,000 of compensation expense related to the contingent payments through March 31, 2003 provided that the two key executives of Dynamic Decisions fulfill their contractual employment obligation.

     Unaudited pro forma revenue, net loss, and loss per share shown below for the years ended December 31, 2001 and 2000 assumes the acquisition of Dynamic Decisions occurred on January 1 of each respective period.

	Twelve Months Ended
	December 31
	(Unaudited)

	2001
(In thousands, except for per share amounts)	(Restated)	2000

Revenue	$39,980	$43,311
Net income (loss)	$(11,972)	$(17,059)

Total basic and diluted earning (loss) per share	$(1.01)	$(1.52)

     On December 10, 1999, the Company acquired Cosource.com for an aggregate cost of $4,300,000 consisting of cash of $480,000, stock valued at $2,100,000, promissory notes for $1,400,000 and the estimated acquisition costs of approximately $250,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the balance sheet accounts of Cosource.com and the results of its operations have been included in the 1999 financial statements of the Company since the date of the acquisition. The notes payable were expected to be paid in eight equal installments over a four-year period at a 5% annual interest rate. $1,400,000 of the stock issued was expected to vest in eight equal installments over a four-year period. The notes payable and the stock were contingent on the continued employment during that period of two key employees and were therefore recorded as unearned compensation. In 2000, these two key employees left the Company. As a result, the Company repurchased the stock, which had not yet vested, and the Company’s obligation to make further payment on the notes terminated. Accordingly, the items related to the unearned compensation and notes payable have been removed from the balance sheet in 2000. The purchase resulted in $1,300,000 in goodwill, various other intangible assets, which were being amortized over a seven-year period from the acquisition date. The unamortized balance of the intangible assets of $1,098,000 is included in the calculation of the loss on disposal of VistaSource.

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

     In the fourth quarter of 2001, the Company adopted a plan of restructuring to further reduce current operating costs company-wide. The plan included the further reduction of headcount of one senior level executive and 16 non-management employees, primarily professional services, sales, and administrative personnel. The plan also included the closure of several domestic offices and the consolidation of space within one European office and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. As a result of the restructuring plan, the Company recorded a charge of $840,000. The components of the fourth quarter charge, as well as the Company’s payments made against the accruals is detailed as follows:

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