Form 10-Q/A
period 2002-03-31
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 2 TO
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

Explanatory Note

This amendment No. 2 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on May 15, 2002 and amended by amendment No. 1 on Form 10-Q/A filed on March 31, 2003 is being filed for the purpose of restating the Registrant’s Condensed Consolidated Financial Statements as of March 31, 2002 and for the three months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent consideration payments, by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, compensation expenses related to the acquisition have been increased by $1,531,000 in 2001 and accrued expense has been increased by $1,601,000 at March 31, 2002, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

     This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 15, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

APPLIX, INC.
Form 10-Q/A
For the Quarterly Period Ended March 31, 2002

         Applix is a registered trademark of Applix, Inc. Applix iTM1, Applix iEnterprise, Applix iCustomersight, Applix iHelpdesk and Applix iService are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)
(unaudited)

	March 31,
	2002	December 31,
	(Restated)	2001

Assets

Current assets:

Cash and cash equivalents	$8,320	$8,228

Accounts receivable, less allowance for doubtful accounts of $1,462 and $1,446	7,013	7,202

Prepaid expenses and other current assets	1,834	1,672

Total current assets	17,167	17,102

Restricted cash	1,050	1,050

Property and equipment, at cost:	14,439	14,251

Less accumulated amortization and depreciation	(11,954)	(11,722)

	2,485	2,529

Capitalized software costs, net of accumulated amortization of $1,796 and $1,598	1,590	1,042

Goodwill, net of accumulated amortization of $1,084	1,117	1,117

Intangible assets net of accumulated amortization of $250 and $186	1,250	1,314

Other assets	791	784

Total assets	$25,450	$24,938

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,720	$2,137

Accrued expenses	8,010	8,429

Deferred revenue	7,949	6,711

Total current liabilities	17,679	17,277

Long term liabilities	614	709

Commitments and contingencies (Note 11 )	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—

Common stock, $.0025 par value; 30,000,000 shares authorized; 12,468,598 and 12,320,096 shares issued	31	31

Additional paid in capital	49,404	49,212

Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)

Accumulated deficit	(39,461)	(39,591)

Accumulated other comprehensive loss	(620)	(503)

Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	7,157	6,952

Total liabilities and stockholders’ equity	$25,450	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
( in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2002	2001

Revenues:

Software license	$4,603	$5,814

Professional services and maintenance	4,904	5,513

Total revenues	9,507	11,327

Cost of revenues:

Software license	346	211

Professional services and maintenance	2,616	4,248

Total cost of revenues	2,962	4,459

Gross margin	6,545	6,868

Operating expenses:

Product development	1,081	2,108

Sales and marketing	3,416	7,015

General and administrative	1,325	1,123

Compensation expenses and amortization of acquired intangible asset (Note 7)	578	—

Total operating expenses	6,400	10,246

Operating income (loss)	145	(3,378)

Interest and other income, net	49	112

Income (loss) from continuing operations before income taxes	194	(3,266)

Provision for income taxes	64	44

Income (loss) from continuing operations	130	(3,310)

Gain from discontinued operations	—	718

Net income (loss)	$130	$(2,592)

Net income (loss) per share, basic and diluted

Continuing operations	$0.01	$(0.28)

Discontinued operations	—	0.06

Total income (loss) per share	$0.01	$(0.22)

Weighted average number of shares outstanding, basic and diluted
Basic	12,115	11,689
Diluted	12,373	11,689

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
( in thousands)
(unaudited)

	Three Month Ended
	March 31,
	2002	2001
	(Restated)

Cash flows from operating activities:

Net income (loss)	$130	$(2,592)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	232	154

Amortization	262	241

Provision for doubtful accounts	16	53

Changes in operating assets and liabilities:

(Increase) in accounts receivable	98	(199)

Sale of accounts receivable	443

(Increase) decrease in other assets	(176)	263

Increase (decrease) in accounts payable	(417)	684

(Decrease) in accrued liabilities	(620)	(1,473)

Increase in deferred revenue	1,238	942

Cash (used in) provided by operating activities	1,206	(1,927)

Cash flows from investing activities:

Property and equipment expenditures	(188)	(40)

Capitalized software costs	(746)	(175)

Cash received from purchase of Dynamic Decisions Pty Limited	—	17

Net proceeds from sale of discontinued operation	—	1,300

Cash provided by (used in) investing	(934)	1,102

Cash flows from financing activities:

Proceeds from issuance of stock under stock plans	192	526

Proceeds from short-term borrowing	201	—

Payment on short-term borrowing	(368)

Cash provided by financing activities	25	526

Effect of exchange rate changes on cash	(205)	(64)

Net increase (decrease) in cash and cash equivalents	92	(363)

Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$8,320	$12,183

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions Pty Limited	$—	$227

Note payable issued for acquisition of Dynamic Decisions Pty Limited	$—	$1,549

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

2.    Revision of Financial Statements to Account for Contingent Payments to Employees of Dynamic Decisions

        On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. (“Dynamic Decisions”). As discussed in Note 7, a portion of the purchase price paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments, two of the installments were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense. The compensation expense relating to these eight installments was initially recognized during the period in which the contingent payments were made, but should have been expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result the Company is restating its financial statements to record $1,531,000 in compensation expenses relating to the contingent payments for the year ended December 31, 2001 and $1,601,000 has been recorded in accrued expenses at March 31, 2002, which includes, the impact of foreign currency exchange rate fluctuations for translating the Australian dollar to the US dollar.

        A summary of the significant effects of the revision is as follows (in thousands):

March 31, 2002

Accrued expenses as previously reported	$6,409

Accrued expenses as restated	8,010

Accumulated deficit as previously reported	$(37,930)

Accumulated deficit as restated	$(39,461)

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

         Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income (loss) includes foreign currency translation adjustments.

	Three Months Ended March 31 (in thousands)

	2002	2001

Net income (loss)	$130	$(2,592)

Other comprehensive loss	(117)	(63)

Total comprehensive income (loss)	$13	$(2,655)

6.	Segment and Geographical Information

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

         Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar, related to these contingent payments of $515,000 for the three months ended March 31, 2002, $0 for the three months ended March 31, 2001 and $1,531,000 for the year ended December 31, 2001. In addition, the company made the first of the required contingent payments totaling $515,000 during 2002.

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

          Unaudited pro forma revenue, net loss, and net loss per share shown below for the quarter ended March 31, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Three Months Ended
March 31
2001

(Unaudited)

(In thousands, except per share amounts)
Revenue	$11,885

Net loss	$(2,251)

Total basic and diluted net loss per share	$(0.19)

8.	Restructuring Charges

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

         On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”). The total cost of $5,867,000 consists of maximum cash consideration of 5,150,000, transaction costs of $490,000 and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of the acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provisions of SFAS 142.

         Per the terms of the sale purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling of $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expenses, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar, related to these contingent payments of $515,000 and $0 for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company has made the first of the required contingent payments of $515,000 in 2002.

Results of Continuing Operations For The Three Months Ended March 31, 2002 and 2001

         The following table sets forth the consolidated statement of operations data for the three months ended March 31, 2002 and 2001, expressed as a percentage of total revenues:

	Three months ended

	March 31,	March 31,
	2002	2001

Software license revenue	48.4%	51.3%

Professional services and maintenance	51.6%	48.7%

Total revenue	100.0%	100.0%

Cost of software license revenue	3.6%	1.9%

Cost of professional services and maintenance	27.5%	37.5%

Gross margin	68.8%	60.6%

Operating expenses

Product development	11.4%	18.6%

Sales and marketing	35.9%	61.9%

General and administrative	13.9%	9.9%

Compensation expenses and amortization of acquired intangible asset	6.1%	0.0%

Total operating expenses	67.3%	90.5%

Operating income (loss)	1.5%	(29.8)%

Interest income, net	0.1%	0.1%

Provision for income taxes	0.1%	0.4%

Income (loss) for continuing operations	1.0%	(29.2)%

Discontinued operations	—	6.3%

Net income (loss)	1.0%	(22.9)%

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

Restructuring Expenses

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

Compensation Expenses and Amortization of Acquired Intangible Asset

         Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000, were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar, related to these contingent payments of $515,000 and $0 for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company has made the first of the required contingent payments totaling $515,000 in 2002.

         For three months ended March 31, 2002 and 2001, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $63,000 and $62,000, respectively.

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

         Cash provided by the Company’s operating activities was $1,206,000 for the quarter ended March 31, 2002 compared to cash used in operating activities of $1,927,000 for the same period in the prior year. The net income of $130,000 for the first quarter of 2002 was partially offset by the increase in operating assets and liabilities of $566,000, which was primarily due to an increase of in deferred revenue of $1,238,000.

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

         In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $3,735,000 in seven quarterly installments between April 1, 2002 and October 1, 2003.

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

         The Company has incurred losses from continuing operations for the last several years. As of March 31, 2002, the Company had an accumulated deficit of $39,461,000. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the quarter ended March 31, 2002 towards decreasing operating losses on a quarterly sequential basis. Additionally, the Company improved its first quarter 2002 cash flow and improved its cash position at March 31, 2002. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

APPLIX, INC.

Date: May 19, 2003	/s/ Walt Hilger

Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David Mahoney, certify that:

1.  I have reviewed this quarterly report on Form 10-Q, as amended, of Applix, Inc.;

2.  Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended;

3.  Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report as amended.

Dated: May 19, 2003	/s/ David C. Mahoney

David C. Mahoney Chief Executive Officer

CERTIFICATIONS

I, Walt Hilger, certify that:

1.  I have reviewed this quarterly report on Form 10-Q, as amended, of Applix, Inc.;

2.  Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended;

3.  Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report as amended.

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