Form 10-Q/A
period 2002-06-30
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

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

(508) 870-0300
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

       Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes☐  No☒

       Number of shares of the Registrant’s common stock, $0.0025 par value per share, outstanding as of August 6, 2002: 12,364,554

Explanatory Note

        This amendment No. 2 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on August 14, 2002 and amended by amendment No. 1 to Form 10Q/A filed on March 31, 2003, is being filed for the purpose of restating the Registrant’s Condensed Consolidated Financial Statements as of June 30, 2002 and for the three and six months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent consideration payments by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, compensation expenses related to the acquisition have been increased by $1,531,000 in 2001 and accrued expense has been increased by $1,684,000 at June 30, 2002, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to U.S. dollar, to reflect amounts owed related to these contingent payment. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

       This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 14, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

APPLIX, INC.
Form 10-Q/A
For the Quarterly Period Ended June 30, 2002

Page No.

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24
Part II – Other Information
Item 6. Exhibits and Reports on Form 8-K	25
Signature	26
Certifications	26

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,
	2002	December 31,
Assets	(Restated)	2001

Current assets:
Cash and cash equivalents	$7,897	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,485 and $1,446, respectively	7,168	7,202
Prepaid expenses and other current assets	2,011	1,672

Total current assets	17,076	17,102

Restricted cash	1,050	1,050
Property and equipment, at cost:	14,701	14,251
Less accumulated amortization and depreciation	(12,385)	(11,722)

	2,316	2,529
Capitalized software costs, net of accumulated amortization of $2,051 and $1,598, respectively	1,797	1,042
Goodwill, net of accumulated amortization of $1,084	1,117	1,117
Intangible assets net of accumulated amortization of $312 and $186, respectively	1,188	1,314
Other assets	848	784

Total assets	$25,392	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,972	$2,137
Accrued expenses	8,113	8,429
Deferred revenue	8,097	6,711

Total current liabilities	18,182	17,277

Long term liabilities	667	709
Commitments and contingencies (Note 11)	-	-
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,478,393 and 12,320,096 shares issued, respectively	31	31
Additional paid in capital	49,423	49,212
Less Treasury stock, 306,198 shares	(1,077)	(1,077)
Accumulated deficit	(40,252)	(39,591)
Accumulated other comprehensive loss	(462)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	6,543	6,952

Total liabilities and stockholders’ equity	$25,392	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Software license	$3,848	$4,537	$8,451	$10,351
Professional services and maintenance	5,227	5,907	10,131	11,420

Total revenues	9,075	10,444	18,582	21,771
Cost of revenues:
Software license	427	315	773	526
Professional services and maintenance	2,648	3,411	5,264	7,659

Total cost of revenues	3,075	3,726	6,037	8,185

Gross margin	6,000	6,718	12,545	13,586
Operating expenses:
Product development	1,364	1,707	2,445	3,815
Sales and marketing	3,560	5,990	6,976	13,005
General and administrative	1,193	1,154	2,518	2,277
Compensation expenses and amortization of acquired intangible asset (Note 7)	598	573	1,176	573
Restructuring expense	(37)	512	(37)	512

Total operating expenses	6,678	9,936	13,078	20,182

Operating loss	(678)	(3,218)	(533)	(6,596)
Interest and other income, net	68	103	117	215

Loss from continuing operations before income taxes	(610)	(3,115)	(416)	(6,381)
Provision for income taxes	96	75	160	119

Loss from continuing operations	(706)	(3,190)	(576)	(6,500)

Gain (loss) from discontinued operations	(85)	-	(85)	718

Net loss	$(791)	$(3,190)	$(661)	$(5,782)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.06)	$(0.27)	$(0.05)	$(0.55)
Discontinued operations	(0.01)	-	(0.01)	0.06

Total loss per share	$(0.07)	$(0.27)	$(0.05)	$(0.49)

Weighted average number of basic and diluted shares outstanding	12,166	11,740	12,135	11,714

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
( in thousands)
(unaudited)

	Six Months ended
	June 30,
	2002 (Restated)	2001

Cash flows from operating activities:
Net loss	$(661)	$(5,782)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	571	592
Amortization	577	422
Provision for doubtful accounts	39	-
(Gain)/loss from discontinued operations	85	(718)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(674)	508
Sale of Accounts Receivable	599
(Increase) decrease in other assets	(403)	87
Decrease in accounts payable	(165)	(68)
Decrease in accrued liabilities	(777)	(945)
Increase in deferred revenue	1,386	1,205

Cash provided in operating activities	577	(4,699)

Cash flows from investing activities:
Property and equipment expenditures	(450)	(131)
Capitalized software costs	(1,208)	(454)
Payment for acquisitions, net of cash acquired	-	24
Net proceeds from sale of discontinued operation	-	1,300
Cash paid upon sale of subsidiary	-	(100)

Cash provided by (used in) investing	(1,658)	639

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	211	546
Proceeds from short term borrowings	644	-
Payments on short term borrowings	(201)

Cash provided by financing activities	654	546
Effect of exchange rate changes on cash	96	(36)

Net decrease in cash and cash equivalents	(331)	(3,550)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$7,897	$8,996

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions Pty	$-	$227
Note payable issued for acquisition of Dynamic Decisions Pty	$-	$1,549

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

2.    Revision of Financial Statements to Account for Contingent Payments to Employees

     On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. (“Dynamic Decisions”). As discussed in Note 7, a portion of the purchase price paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments, two of the installments were guaranteed and accounted for as purchase price. The remaining eight installments were contingent upon the employment of two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense. The compensation expense relating to each of these eight installments was initially recognized during the period in which such contingent payment were made, but should have been expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result the Company is restating its financial statements to record $1,531,000 in compensation expenses relating to the contingent payments for the year ended December 31, 2001 and to record an amount of $1,684,000 in accrued expenses at June 30, 2002, which includes the impact of foreign currency exchange rate fluctuations.

A summary of the significant effects of the revision is as follows (in thousands):

June 30, 2002

Accrued expenses as previously reported	$6,429
Accrued expenses as restated	8,113
Accumulated deficit as previously reported	$(38,721)
Accumulated deficit as restated	$(40,252)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net loss	$(791)	$(3,190)	$(661)	$(5,782)
Goodwill amortization, net of tax	-	52	-	84
Adjusted net loss	$(791)	$(3,138)	$(661)	$(5,698)

Loss per share,
basic and diluted:
As reported	$(0.07)	$(0.27)	$(0.05)	$(0.49)
Adjusted	$-	$(0.27)	$-	$(0.49)

       Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $63,000 and $62,000 during the three months ended June 30, 2002 and 2001, respectively. For six months ended June 30, 2002 and 2001, amortization expense was $126,000 and $62,000, respectively. The estimated aggregate future amortization expenses for this intangible asset remaining as of June 30, 2002 are as follows:

Remainder of 2002	$ 126,000
2003	250,000
2004	250,000
2005	250,000
2006	250,000
2007	62,000

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(791)	$(3,190)	$(661)	$(5,782)
Other comprehensive income	158	63	41	—

Total comprehensive loss	$(633)	$(3,127)	$(620)	$(5,782)

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

7.    Acquisition

        On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for total cost of approximately $5,867,000 consisting of $5,150,000 in maximum cash consideration to be paid, transaction costs of $490,000 and 100,000 shares of the Company’s common stock which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

        Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar into the US dollar, related to these contingent payments of $1,050,000 for the six months ended June 30, 2002 and $511,000 for the six months ended June 30, 2001. In addition, the Company made two of the required contingent payments totaling $1,050,000 in 2002. No payments were made in 2001.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At March 31
2001

Cash, cash equivalents and short-term investments	$25,000
Accounts receivable	611,000
Prepaid and other current assets	154,000
Fixed assets	16,000
Intangible customer relationships	1,500,000
Goodwill	934,000
Accounts payable	433,000
Accrued expenses	60,000
Deferred maintenance	300,000
Deferred tax liabilities	450,000

        Unaudited pro forma revenue, net loss and net loss per share shown below for the quarter ended March 31, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Three Months Ended
March 31
(In thousands, except per share amounts)	2001
(Unaudited)

Revenue	$11,885
Net loss	(2,251)

Total basic and diluted net loss per share	$(0.19)

     Unaudited pro forma revenue, net loss, and net loss per share shown below for the six months ended June 30, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Six Months Ended
June 30
2001
(Restated)

(Unaudited)

(In thousands, except per share amounts)

Revenue	$22,329
Net loss	$(5,441)

Total basic and diluted net loss per share	$(0.46)

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

     Per the terms of the sale purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000, were guaranteed paid in 2001, and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employee’s, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. The eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends March 31, 2003. The Company has recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations from translating of the Australian dollar to the US dollar, related to these contingent payments of $1,050,000 and $511,000 for the six months ended June 2002 and 2001, respectively. In addition, the Company made two of the required contingent payments totaling $1,050,000. No payments were made in 2001.

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

Results of Continuing Operations for the Three and Six Months Ended June 30, 2002 and 2001

      The following table sets forth the consolidated statement of operations data for the three and six months ended June 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001 (Restated)	2002	2001 (Restated)

Software license revenue	42.4%	43.4%	45.5%	47.5%
Professional services and maintenance	57.6%	56.6%	54.5%	52.5%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	4.7%	3.0%	4.2%	2.4%
Cost of professional services and maintenance	29.2%	32.7%	28.3%	35.2%

Gross margin	33.9%	64.3%	67.5%	62.4%
Operating expenses
Product development	15.0%	16.3%	13.2%	17.5%
Sales and marketing	39.2%	57.4%	37.5%	59.7%
General and administrative	13.1%	11.0%	13.6%	10.5%
Compensation expenses and amortization of acquired intangible asset	6.6%	5.5%	6.3%	2.6%
Restructuring and other charges	-0.4%	4.9%	-0.2%	2.4%

Total operating expenses	73.6%	95.1%	70.4%	92.7%

Operating loss	-7.5%	-30.8%	-2.9%	-30.3%
Interest (income) expense, net	0.7%	1.0%	0.6%	-1.0%
Provision for income taxes	1.1%	0.7%	0.9%	0.5%

Loss from continuing operations	-7.8%	-30.5%	-3.1%	-29.9%

Discontinued operations	-0.9%	0.0%	-0.5%	3.3%

Net loss	-8.7%	-30.5%	-3.6%	-26.6%

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

Compensation Expenses and Amortization of Acquired Intangible Asset

        Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions of $5,150,000 was payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense, within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the three and six months ended June 30, 2002, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the US dollar related to these contingent payments of $535,000 and $1,050,000, respectively. For the three and six months ended June 30, 2001, the Company has recorded compensation expense related to these contingent payments of $511,000. In addition, the Company made two of the required contingent payments totaling $1,050,000 in 2002. No payments were made in 2001.

       For three and six months ended June 30, 2002, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $126,000 and $63,000, respectively and $62,000 for the three and six months ended June 30, 2001, respectively.

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

Net Loss and Operating Margin

       The Company had net losses of $791,000 and $661,000, respectively, for the three and six months ended June 30, 2002, compared to $3,190,000 and $5,782,000, respectively for the same periods ended June 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and six month periods ending June 30, 2002 of $535,000 and $1,050,000, respectively, compared to $511,000 for three and six months ended June 30, 2001. Additionally, operating loss as a percentage of total revenue was 8% and 3%, respectively, for the three and six months ended June 30, 2002 compared to 31% and 30%, respectively, for the same periods ended June 30, 2001. The total revenue decrease in the second quarter of 2002 of $1,369,000 from $10,444,000 for the same period in 2001 was significantly offset by the Company’s cost control initiatives including 2001 restructuring initiatives.

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

       Cash provided by the Company’s operating activities was $577,000 for the six months ended June 30, 2002 compared to cash used in operating activities of $4,699,000 for the same period in the prior year. The net loss of $661,000 for the first half of 2002 was partially offset by the decrease in operating assets and liabilities of $34,000, which was primarily due to an increase in deferred revenue of $1,386,000, offset by payments for accrued liabilities and the sale of receivables.

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

       In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $3,366,000 in six quarterly installments between July 1, 2002 and October 1, 2003.

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

       The Company has incurred losses from continuing operations for the last several years. Over those periods of time and as of June 30, 2002, the Company had an accumulated deficit of $40,252,000. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the six months ended June 30, 2002 towards decreasing operating losses as compared to the same period last year. Additionally, the Company improved its first two quarters 2002 cash flow and conserved its cash by effectively controlling its spending. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful introduction of Applix Integra and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

Date: May 21, 2003

	By:	/s/ Walt Hilger

Walt Hilger
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, as amended on March 31, 2003 and as amended hereby, of Applix, Inc.;

2.	Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended.

Date: May 21, 2003

/s/ David C. Mahoney

David C. Mahoney
Chief Executive Officer

CERTIFICATIONS

I, Walt Hilger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, as amended on March 31, 2003 and as amended hereby, of Applix, Inc.;

2.	Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report as amended.

Date: May 21, 2003

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