Form 10-Q/A
period 2002-09-30
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Amendment No. 3 to
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

Explanatory Note

       This amendment No. 3 on Form 10-Q/A filed to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on November 13, 2002, as amended by amendment No. 1 on Form 10-Q/A on March 31, 2003 and by amendment No. 2 on Form 10-Q/A on April 4, 2003, is being filed for the purpose of restating the Registrant’s Condensed Consolidated Financial Statements as of September 30, 2002 and for the three and nine months then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent payments, by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, compensation expenses related to the acquisition have been increased by $1,531,000 in 2001 and $1,630,000 has been recorded in accrued expenses at September 30, 2002, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar. See Note 2 of the Notes to Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

       This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 13, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applix, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2002 (Restated)	2001

Assets
Current assets:
Cash and cash equivalents	$6,291	$8,228
Accounts receivable, less allowance for doubtful accounts of $1,675 and $1,446	5,731	7,202
Prepaid expenses and other current assets	2,009	1,672

Total current assets	14,031	17,102

Restricted cash	1,050	1,050
Property and equipment, at cost	14,708	14,251
Less accumulated amortization and depreciation	(12,665)	(11,722)

	2,043	2,529
Capitalized software costs, net of accumulated amortization of $2,326 and $1,598	1,731	1,042
Goodwill, net of accumulated amortization of $1,084	1,187	1,117
Intangible assets, net of accumulated amortization of $375 and $186	1,125	1,314
Other assets	856	784

Total assets	$22,023	$24,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,173	$2,137
Accrued expenses	6,978	8,429
Deferred revenue	7,581	6,711

Total current liabilities	16,732	17,277
Long term liabilities	645	709
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,670,752 and 12,320,096 shares issued	32	31
Additional paid in capital	49,599	49,212
Treasury stock, 306,198 shares, at cost	(1,077)	(1,077)
Accumulated deficit	(42,415)	(39,591)
Accumulated other comprehensive loss	(373)	(503)
Notes receivable from stockholders	(1,120)	(1,120)

Total stockholders’ equity	4,646	6,952

Total liabilities and stockholders’ equity	$22,023	$24,938

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Software license	$3,231	$4,240	$11,682	$14,591
Professional services and maintenance	4,951	4,618	15,082	16,038

Total revenues	8,182	8,858	26,764	30,629
Cost of revenues:
Software license	502	298	1,275	824
Professional services and maintenance	2,341	3,208	7,605	10,867

Total cost of revenues	2,843	3,506	8,880	11,691
Gross margin	5,339	5,352	17,884	18,938
Operating expenses:
Product development	1,615	1,698	4,060	5,513
Sales and marketing	3,435	4,610	10,411	17,615
General and administrative	1,318	1,148	3,836	3,425
Compensation expenses and amortization of acquired intangible asset ( Note 7)	616	573	1,792	1,146
Restructuring expense	398	438	361	950

Total operating expenses	7,382	8,467	20,460	28,649
Operating loss	(2,043)	(3,115)	(2,576)	(9,711)
Interest and other income (expense), net	(126)	(24)	(9)	191

Loss from continuing operations before income taxes	(2,169)	(3,139)	(2,585)	(9,520)
Provision (benefit) for income taxes	(49)	50	111	169

Loss from continuing operations	(2,120)	(3,189)	(2,696)	(9,689)
Gain (loss) from discontinued operations	(43)	363	(128)	1,081

Net loss	$(2,163)	$(2,826)	$(2,824)	$(8,608)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.17)	$(0.27)	$(0.22)	$(0.82)
Discontinued operations	0.00	0.03	(0.01)	0.09

Total loss per share	$(0.18)	$(0.24)	$(0.23)	$(0.73)

Weighted average number of basic and diluted shares outstanding	12,282	11,934	12,184	11,808

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001
	(Restated)

Cash flows from operating activities:
Net loss	$(2,824)	$(8,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	847	892
Amortization	917	796
Provision for doubtful accounts	229	—
Gain from discontinued operations	—	(1,081)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	231	4,015
Sale of accounts receivable	1,655	—
Increase in other assets	(409)	(77)
Decrease in accounts payable	(33)	(595)
Decrease in accrued liabilities	(1,685)	(644)
Increase in deferred revenue	870	1,713

Cash used in operating activities	(202)	(3,589)
Cash flows from investing activities:
Property and equipment expenditures	(385)	(314)
Capitalized software costs	(1,417)	(582)
Payment for acquisitions, net of cash acquired	—	(967)
Net proceeds from sale of discontinued operation	—	1,300
Cash paid upon sale of subsidiary	—	(100)

Cash used in investing activities	(1,802)	(663)
Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	388	710
Increase in restricted cash	—	(1,050)
Proceeds from short-term borrowings	234	—
Payments on short-term borrowings	(644)	—

Cash used by financing activities	(22)	(340)
Effect of exchange rate changes on cash	89	4

Decrease in cash and cash equivalents	(1,937)	(4,588)
Cash and cash equivalents at beginning of period	8,228	12,546

Cash and cash equivalents at end of period	$6,291	$7,958
Restricted cash at end of period	$1,050	$1,050
Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$227
Note payable issued for acquisition of Dynamic Decisions	$—	$558
Cash paid for income tax	$—	$15

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

2.     Revision of Financial Statements to Account for Contingent Payments to Employees

     On May 13, 2003, the Company announced that it had identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. (“Dynamic Decisions”). As discussed in Note 7, a portion of the purchase price paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments, two of the installments were guaranteed and accounted for as purchase price. The remaining eight installments are contingent upon the employment of two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense. The compensation expense relating to the eight installments was initially recognized during the period in which such contingent payment were made but should have been expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result the Company is restating its financial statements to record $1,531,000 in compensation expenses relating to the contingent payments for the year ended December 31, 2001 and $1,630,000 has been recorded in accrued expenses, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar, at September 30, 2002.

A summary of the significant effects of the revision is as follows (in thousands):

September 30, 2002

Accrued expenses as previously reported	$5,348
Accrued expenses as restated	6,978

Accumulated deficit as previously reported	$(40,884)
Accumulated deficit as restated	(42,415)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(2,163)	$(2,826)	$(2,824)	$(8,608)
Goodwill amortization, net of tax	—	85	—	169
Adjusted net loss	$(2,163)	$(2,741)	$(2,824)	$(8,439)
Loss per share,
basic and diluted:
As reported	$(0.18)	$(0.24)	$(0.23)	$(0.73)
Adjusted	$(0.18)	$(0.23)	$(0.23)	$(0.71)

     Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, was $63,000 and $62,000 for the three months ended September 30, 2002 and 2001, respectively. For nine months ended September 30, 2002 and 2001, amortization expense was $189,000 and $124,000, respectively. The estimated aggregate future amortization expenses for this intangible asset remaining as of September 30, 2002 are as follows:

Remainder of 2002	$63,000
2003	250,000
2004	250,000
2005	250,000
2006	250,000
2007	62,000

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

5.     Comprehensive Income (Loss)

     Comprehensive income (loss) includes foreign currency translation gains and losses, pertaining to the Company’s foreign subsidiaries not using the U.S. dollar as their functional currency, that have been excluded from net income and reflected instead as a separate component of stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(In thousands)		(In thousands)

	2002	2001	2002	2001

Net loss	$(2,163)	$(2,826)	$(2,824)	$(8,608)
Other comprehensive income	89	40	130	40

Total comprehensive loss	$(2,074)	$(2,786)	$(2,694)	$(8,568)

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

7.     Acquisition

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for total cost of $5,867,000 consisting of minimum cash consideration of $5,150,000, transaction costs of $490,000 and 100,000 shares of the Company’s common stock which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments, for an aggregate of $1,267,000, were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expense, which includes the impact of foreign currency fluctuations in the Australian dollar, related to these contingent payments of $1,603,000 and $1,022,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company made three of the required contingent payments totaling $1,603,000 in 2002. No payments were made in 2001.

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

     Unaudited pro forma revenues, net loss and net loss per share shown below for the nine months ended September 30, 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Nine Months Ended
September 30,
2001

(In thousands, except per share amounts)	(Unaudited)
Revenues	$31,186
Net loss	$(8,266)

Total basic and diluted net loss per share	$(0.70)

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

9.     Discontinued Operations

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

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”), its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of minimum cash consideration of $5,150,000, transaction costs of $490,000 and 100,000 shares of the Company’s common stock, which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000, were guaranteed, paid in 2001, and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar, related to these contingent payments of $1,603,000 and $1,022,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company made three of the required contingent payments totaling $1,603,000 in the nine months ended September 30, 2002.

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

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     The following table sets forth the consolidated statement of operations data for the three and nine months ended September 30, 2002 and 2001, expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Software license revenue	39.5%	47.9%	43.6%	47.6%
Professional services and maintenance	60.5%	52.1%	56.4%	52.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of software license revenue	6.1%	3.4%	4.8%	2.7%
Cost of professional services and maintence	28.6%	36.2%	28.4%	35.5%

Gross margin	65.3%	60.4%	66.8%	61.8%
Operating expenses
Product development	19.7%	19.2%	15.2%	18.0%
Sales and marketing	42.0%	52.0%	38.9%	57.5%
General and administrative	16.1%	13.0%	14.3%	11.2%
Compensation expenses and amortization of acquired intangible asset	7.5%	6.5%	6.7%	3.7%
Restructuring expenses	4.9%	4.9%	1.3%	3.1%

Total operating expenses	90.2%	95.6%	76.4%	93.5%

Operating loss	-25.0%	-35.2%	-9.6%	-31.7%
Interest and other income (expense), net	-1.5%	-0.3%	0.0%	0.6%
Provision (benefit) for income taxes	-0.6%	0.6%	0.4%	0.6%

Loss from continuing operations	-25.9%	-36.0%	-10.1%	-31.6%
Gain (loss) from discontinued operations	-0.5%	4.1%	-0.5%	3.5%

Net loss	-26.4%	-31.9%	-10.6%	-28.1%

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

Compensation Expenses Related to Acquisition

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships. Per the terms of the Share Purchase Agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions of $5,150,000 was payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed, paid in 2001, and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The Company has recorded compensation expense, which includes the impact of foreign currency fluctuations in the Australian Dollar, related to these contingent payments of $553,000 and $511,000 for the three months ended September 30, 2002 and 2001, respectively,  $1,603,000 and $1,022,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company made three of the required contingent payments totaling $1,603,000 in the nine months ended September 30, 2002.

     For the three months ended September 30, 2002 and 2001, amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $63,000 and $62,000, respectively. For the nine months ending September 30, 2002 and 2001, amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $189,000 and $124,000, respectively.

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

Net Loss

     The Company had net losses of $2,163,000 and $2,824,000, respectively, for the three and nine months ended September 30, 2002, compared to $2,826,000 and $8,608,000, respectively for the same periods ended September 30, 2001. The net loss included contingent compensation payments related to the Company’s 2001 acquisition of Dynamic Decisions for the three and nine month periods ending September 30, 2002 of $553,000 and $1,603,000, respectively, and $511,000 and $1,022,000 for the three and nine month periods ending September 30, 2002. Additionally, net loss as a percentage of total revenue were 26% and 11%, respectively, for the three and nine months ended September 30, 2002 compared to 32% and 28%, respectively, for the same periods ended September 30, 2001. The total revenue decrease in the third quarter of 2002 of $676,000 was significantly offset by the Company’s cost control initiatives in 2001 and 2002.

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

     In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those accounts receivable balances for which there was no future obligation to the customer, in the amount of $785,000. The Company has concluded that these accounts have been legally isolated, and accordingly, this amount has been derecognized from the Company’s accounts receivable balance at September 30, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. The remainder of $156,000 has been recorded as a financing transaction and recognized as a liability at September 30, 2002

     Cash used by the Company’s operating activities was $202,000 for the nine months ended September 30, 2002 compared to cash used in operating activities of $3,589,000 for the same period in the prior year. The net loss of $2,824,000 for the nine months ended September 30, 2002 was partially offset by the increase in operating assets and liabilities of $629,000, which was primarily due to an increase in deferred revenue of $870,000 and the sale of receivables, offset by payments for accrued liabilities.

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

     In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $2,717,000 in five quarterly installments between October 1, 2002 and October 1, 2003.

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

     The Company has incurred losses from continuing operations for the last several years. As of September 30, 2002, the Company had an accumulated deficit of $42,415,000. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress during the nine months ended September 30, 2002 towards decreasing operating losses as compared to the same period last year. Additionally, the Company improved its 2002 cash flow and conserved its cash by effectively controlling its spending. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations and its non-recourse accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra, and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: May 19, 2003

By: /s/ Walt Hilger Walt Hilger Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this quarterly report of Applix, Inc. originally filed on a quarterly report on Form 10-Q and amended by amendment No. 1, amendment No. 2 and amendment No. 3 on Form 10-Q/A;

2.	Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the original filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 19, 2003	/s/ David C. Mahoney David C. Mahoney Chief Executive Officer

I, Walt Hilger, certify that:

1.	I have reviewed this quarterly report of Applix, Inc. originally filed on a quarterly report on Form 10-Q and amended by amendment No. 1, amendment No. 2 and amendment No. 3 on Form 10-Q/A;

2.	Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the original filing date of this quarterly report (“the Evaluation Date”); and

c)	presented in this quarterly report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 19, 2003	/s/ Walt Hilger Walt Hilger Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002