Form 10-K/A
period 2002-12-31
APPLIX INC /MA/
filed 2003-06-03
CIK 932112

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

Explanatory Note

      This amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K originally filed with the Commission on March 31, 2003 is being filed for the purpose of restating the Registrant’s Consolidated Financial Statements as of December 31, 2002 and for the year then ended, and restating the related Notes to Condensed Consolidated Financial Statements. On May 13, 2003, the Company announced that it has identified an error in the timing of the recognition of certain compensation expenses related to its March 31, 2001 acquisition of Dynamic Decisions Pty Ltd. The restatement revises the recognition of compensation expenses related to certain acquisition-related contingent payments, by recording them beginning the quarter ended June 30, 2001 rather than the quarter ended March 31, 2002. As a result, compensation expenses related to the acquisition have been increased by $1,531,000 in 2001. At December 31, 2001 and December 31, 2002, $1,531,000 and $1,689,000 has been recorded in accrued expenses, respectively, which includes the impact of foreign currency exchange rate fluctuations from the translation of the Australian dollar to the U.S. dollar. See Note 2 of the Notes to Consolidated Financial Statements for a summary of the significant effects of the restatement. The Company has also corrected certain amounts in the Notes to Consolidated Financial Statements for the year ended December 31, 2002.

      This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 31, 2003, or modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
EX-99.1 906 CERTIFICATION
EX-99.2 906 CERTIFICATION

APPLIX, INC.

FORM 10-K/A

		Page

PART II
Item 6.	Selected Financial Data	2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 8.	Financial Statements and Supplementary Data	21
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22

      Applix and TM-1 are registered trademarks of Applix, Inc., Applix Integra, Applix Interactive Planning, and Applix Service Analytics are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

PART II

Item 6.     Selected Financial Data

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data
Total revenues	$36,596	$39,405	$40,239	$36,871	$29,062
Restructuring and other charges	381	1,700	—	—	—
Compensation expenses and amortization of acquired intangible asset	2,405	1,717	—	—	—
Write down of notes receivable	964	—	—	—	—
Operating loss	(5,442)	(11,886)	(12,877)	(7,624)	(10,901)
Permanent impairment of cost based investment	—	(1,250)	—	—	—
Loss from continuing operations	(5,570)	(13,404)	(15,307)	(4,251)	(6,259)
Net income (loss)	(5,774)	(12,323)	(18,912)	2,380	1,187
Per Share Data
Basic and diluted loss per share from continuing operations	$(0.46)	$(1.13)	$(1.36)	$(0.40)	$(0.61)
Basic and diluted income (loss) per share	$(0.47)	$(1.04)	$(1.68)	$0.22	$0.12

	2002
	(Restated)	2001	2000(a)	1999	1998

	(In thousands, except per share data)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$8,389	$8,228	$12,546	$25,476	$21,445
Restricted cash	933	1,050	—	—	—
Working capital (deficit)	(4,457)	(175)	12,113	28,455	24,866
Total assets	23,547	24,938	33,074	54,681	45,613
Long-term debt	—	—	—	1,080	—
Total stockholders’ equity	2,419	6,952	18,234	35,713	29,575

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

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

      On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”), its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s stock, which had a fair market value of $227,000 at the date of the acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

      Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The amounts recognized as expense and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statement. The Company has recorded compensation expense related to these contingent payments of $2,153,000 for the year ended 2002 and $1,531,000 for the year ended 2001. In the year ended December 31, 2002, the Company made four contingent payments in the aggregate amounts of $2,153,000. The four remaining contingent payments of approximately $2,395,000, after the impact from fluctuations of foreign currency exchange rates of the Australian Dollar, will be paid in 2003.

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

Operating Expenses

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2002	Revenue	2001	Revenue	2000	Revenue

Sales and marketing	15,311,000	42%	21,671,000	55%	25,580,000	64%
Product development	5,699,000	16%	6,848,000	17%	7,502,000	19%
General and administrative	5,249,000	14%	4,484,000	11%	4,292,000	11%
Compensation expenses and amortization of acquired intangibles	2,405,000	7%	1,717,000	4%	—	—
Compensation expense related to executive stock loans	964,000	3%	—	—	—	—
Restructuring expense	381,000	1%	1,700,000	4%	—	—

Total Operating Expenses	$30,009,000	82%	$36,420,000	92%	$37,374,000	93%

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

      Of the 10 installments, two of the installments totalling $1,267,000, were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the years ended 2002 and 2001, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar, related to these contingent payments of $2,153,000 and $1,531,000, respectively.

      For the year ended 2002 and 2001, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $252,000 and $186,000, respectively.

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

      Compensation expenses and amortization of acquired intangible asset consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions of $5,150,000 is payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

      Of the 10 installments, two of the installments totalling $1,267,000, were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who are the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. These eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. For the years ended 2001 and 2000, the Company recorded compensation expense related to these contingent payments of $1,531,000 and $0, respectively.

      For the year ended 2001 and 2000, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $186,000 and $0, respectively.

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

      Cash provided by the Company’s operating activities was $1,816,000 in, 2002 compared to cash used in operating activities of $3,225,000 in 2001. The net loss of $5,774,000 for the year ended December 31, 2002 was partially offset by the increase in operating assets and liabilities of $3,762,000, which was primarily due to an increase in accrued liabilities of $1,461,000 and deferred revenue of $2,247,000 offset by a net decrease in accounts receivables, including the sale of receivables, of $313,000.

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

      In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of approximately $2,395,000 in four quarterly installments between January 1, 2003 and October 1, 2003, of which $1,689,000 is accrued at December 31, 2002.

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

      The Company has incurred losses from continuing operations for the last several years. As of December 31, 2002, the Company had an accumulated deficit of $45.4 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress in 2002 towards decreasing operating losses for the year compared to the prior year. Additionally, the Company improved its 2002 cash flow and improved its cash position at December 31, 2002. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, which includes funds received from the sale of the Company’s CRM business (See Note 20) and funds generated from operations and its accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra, and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

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

Item 8.     Financial Statements and Supplementary Data

	Q1 2002	Q2 2002	Q3 2002	Q4 2002(a)

	(Unaudited)

	(In thousands, except per share data)
Revenue from continuing operations	$9,507	$9,075	$8,182	$9,832
Gross margin from continuing operations	$6,545	$6,000	$5,339	$6,683
Restructuring and other charges	—	$(37)	$398	$20
Compensation expenses and amortization of acquired intangible asset	578	$598	$616	$613
Write down of notes receivable	—	—	—	$964
Income (loss) from continuing operations	$130	$(706)	$(2,120)	$(2,874)
Loss from discontinued operations	$0	$(85)	$(43)	$(76)

Net income (loss)	$130	$(791)	$(2,163)	$(2,950)

Net income (loss) per share basic	$0.01	$(0.07)	$(0.18)	$(0.24)
Net income (loss) per share diluted	$0.01	$(0.07)	$(0.18)	$(0.24)
Weighted average number of basic shares outstanding	12,115	12,166	12,282	12,365
Weighted average number of diluted shares outstanding	12,373	12,166	12,282	12,365

	Q1 2001	Q2 2001	Q3 2001	Q4 2001

	(Unaudited)

	(In thousands, except per share data)
Revenue from continuing operations	$11,327	$10,444	$8,858	$8,776
Gross margin from continuing operations	$6,868	$6,718	$5,352	$5,596
Restructuring and other charges	—	$512	$438	$750
Compensation expenses and amortization of acquired intangible asset	$—	$573	$573	$571
Permanent impairment of cost based investment	—	—	—	$1,250
Loss from continuing operations	$(3,310)	$(3,190)	$(2,826)	$(3,715)
Gain from discontinued operations	718	—	363	—

Net loss	$(2,592)	$(3,190)	$(2,826)	$(3,715)

Net loss per share	$(0.22)	$(0.27)	$(0.24)	$(0.31)
Weighted average number of basic and diluted shares outstanding	11,689	11,740	11,934	11,975

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Consolidated Financial Statements.

      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10 K/A.

      2. Consolidated Financial Statement Schedule.

      The consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10 K/A.

      3. Exhibits.

      The exhibits filed as a part of this Annual Report on Form 10 K/A are as follows:

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(2)	—	By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
10	.1(4)+	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(2)+	—	Applix, Inc. 1984 Stock Option Plan.
10	.3(5)+	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.6(7)+	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.
10	.7*	—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001 and Termination Agreement, dated March 29, 2003, between the Registrant and David C. Mahoney.
10	.8+*	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10	.9(9)	—	Termination Agreement, dated January 14, 2002, by and between the Registrant, Applix GmbH and Michael Scheib.
10	.10(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.11(8)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.
10	.12(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Alan Goldsworthy.
10	.13(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Ed Terino.
10	.14(8)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.
10	.15(11)	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.
10	.16(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10	.17(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10	.18(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
21	.1(11)	—	Subsidiaries of the Registrant.
23	.1(11)	—	Consent of Ernst & Young LLP.
23	.2(11)	—	Consent of PricewaterhouseCoopers LLP.
99.1		—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

*	Previously filed.

+	Management contract or compensatory plan.

      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of the year for which this report was filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf as of May 19, 2003 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ DAVID C. MAHONEY

______________________________________ David C. Mahoney
Chief Executive Officer

CERTIFICATIONS

I, David Mahoney, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended hereby, of Applix, Inc.;

2.	Based on my knowledge, this annual report as amended does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report as amended;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report as amended is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the original filing date of this annual report as amended (the “Evaluation Date”); and

c)	Presented in this annual report as amended our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report as amended whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID C. MAHONEY _______________________________________ David C. Mahoney
Chief Executive Officer

Dated: May 19, 2003

I, Walt Hilger, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended hereby, of Applix, Inc.;

2.	Based on my knowledge, this annual report as amended hereby does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report as amended hereby;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report hereby;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the original filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report as amended our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report as amended whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALT HILGER _______________________________________ Walt Hilger
Chief Financial Officer

Dated: May 19, 2003

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

      As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As more fully described in Note 2, the Company has restated its 2002 financial statements.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 7, 2003, except for Note 20,
as to which the date is March 17, 2003, and
Note 2, as to which the date is May 12, 2003

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 24, 2001

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(In thousands, except per share and share data)

ASSETS

	2002
	(Restated)	2001

Current assets:
Cash and cash equivalents	$8,389	$8,228
Accounts receivable, less allowance for doubtful accounts of $2,098 and $1,446, respectively	5,810	7,202
Other current assets	1,906	1,672

Total current assets	16,105	17,102
Restricted cash	933	1,050
Property and equipment, at cost:
Computer equipment	12,194	11,959
Office furniture, equipment and leasehold improvements	2,439	2,292

	14,633	14,251
Less accumulated amortization and depreciation	(12,758)	(11,722)

Net property and equipment	1,875	2,529
Capitalized software costs, net of accumulated amortization of $2,733 and $1,598, respectively	1,460	1,042
Goodwill	1,187	1,117
Intangible assets, net of accumulated amortization of $438 and $186, respectively	1,062	1,314
Other assets	925	784

TOTAL ASSETS	$23,547	$24,938

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2002 and 2001
(In thousands, except per share and share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2002
	(Restated)	2001

Current liabilities:
Accounts payable	$2,296	$2,137
Accrued expenses	9,563	8,429
Deferred revenue	8,703	6,711

Total current liabilities	20,562	17,277
Long term liabilities	566	709
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,675,176 and 12,320,096 shares issued, respectively	32	31
Additional paid in capital	49,600	49,212
Accumulated deficit	(45,365)	(39,591)
Accumulated other comprehensive loss	(487)	(503)
Notes receivable from stock purchase agreements	—	(1,120)

	3,780	8,029
Less: Treasury stock, 306,198 shares	(1,361)	(1,077)

Total stockholders’ equity	2,419	6,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,547	$24,938

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Revenues:
Software license	$16,050	$18,406	$23,735
Professional services and maintenance	20,546	20,999	16,504

Total revenues	36,596	39,405	40,239
Cost of revenues:
Software license	2,040	1,214	1,985
Professional services and maintenance	9,989	13,657	13,757

Total cost of revenues	12,029	14,871	15,742

Gross margin	24,567	24,534	24,497
Operating expenses:
Sales and marketing	15,311	21,671	25,580
Product development	5,699	6,848	7,502
General and administrative	5,249	4,484	4,292
Compensation expenses and amortization of acquired intangible asset (Note 11)	2,405	1,717	—
Write down of notes receivable	964	—	—
Restructuring expense	381	1,700	—

Total operating expenses	30,009	36,420	37,374

Operating loss	(5,442)	(11,886)	(12,877)
Non-operating income (expenses):
Permanent impairment of cost based investment	—	(1,250)	—
Interest and other income (expense), net	(47)	290	1,153
Net gain from sale of subsidiary (Note 12)	141	—	—

Loss before taxes	(5,348)	(12,846)	(11,724)
Provision for income taxes	(222)	(558)	(3,583)

Loss from continuing operations	(5,570)	(13,404)	(15,307)
Discontinued operations:
Loss from discontinued operations, including income tax provision of $63 in 2000	(204)	—	(367)
Gain (loss) on disposal of discontinued operations, including a provision of $2,367 for losses during the phase-out period in 2000	—	1,081	(3,238)

Net loss	$(5,774)	$(12,323)	$(18,912)

Net loss per share, basic and diluted
Continuing operations	$(0.46)	$(1.13)	$(1.36)
Discontinued operations	(0.02)	0.09	(0.32)

Total loss per share	$(0.47)	$(1.04)	$(1.68)

Weighted average number of basic and diluted shares outstanding	12,223	11,861	11,246

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

						Notes
				Accumulated		Receivable
		Additional		Other		from Stock
	Common	Paid In	Accumulated	Comprehensive	Unearned	Purchase	Treasury
	Stock	Capital	Deficit	(Loss) Income	Compensation	Agreement	Stock	Total

Balance, December 31, 1999	$29	$47,113	$(8,356)	$(556)	$(1,440)	$—	$(1,077)	$35,713
Stock issued under stock plans (188,591 shares)		1,184						1,184
Issuance of restricted stock (256,002 shares)	1	1,119				(1,120)		—
Amortization of unearned compensation					273			273
Forfeiture of restricted stock		(1,167)			1,167			—
Net loss			(18,912)					(18,912)
Foreign currency exchange translation adjustment				(24)				(24)

Comprehensive loss								(18,936)

Balance, December 31, 2000	30	48,249	(27,268)	(580)	—	(1,120)	(1,077)	18,234
Stock issued under stock plans (326,203 shares)	1	736						737
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)		227						227
Net loss			(12,323)					(12,323)
Foreign currency exchange translation adjustment				77				77

Comprehensive loss								(12,246)

Balance, December 31, 2001	31	49,212	(39,591)	(503)	—	(1,120)	(1,077)	6,952
Stock issued under stock plans (355,080 shares)	1	388						389
Write down of notes receivable						1,120	(284)	836
Net loss			(5,774)					(5,774)
Foreign currency exchange translation adjustment				16				16

Comprehensive loss								(5,758)

Balance, December 31, 2002 (Restated)	$32	$49,600	$(45,365)	$(487)	$—	$—	$(1,361)	$2,419

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002
	(Restated)	2001	2000

Cash flows from operating activities:
Net loss	$(5,774)	$(12,323)	$(18,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,097	1,410	2,032
Amortization	1,387	1,086	1,330
Provision for doubtful accounts, net	652	49	344
Write-off of impaired investment	—	1,250	—
(Gain) loss from discontinued operations	—	(1,081)	3,238
Gain on sale of subsidiary	(141)	—	—
Non-cash restructuring charges	—	92	—
Write down of notes receivable	964	—	—
Non-cash stock compensation expense	—	30	573
Deferred income taxes	(131)	—	3,001
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,010)	4,635	(1,214)
Sale of accounts receivables	2,323	361	—
(Increase) decrease in other assets	(558)	566	864
(Increase) decrease in restricted cash	117	(1,050)	—
Increase (decrease) in accounts payable	182	(540)	433
Increase (decrease) in accrued liabilities	1,461	(490)	381
Increase in other liabilities	—	195	—
Increase (decrease) in deferred revenue	2,247	2,389	(1,042)
Increase in accrued discontinued operations	—	196	—

Cash provided by (used in) operating activities	1,816	(3,225)	(8,972)
Cash flows from investing activities:
Property and equipment expenditures	(680)	(856)	(2,655)
Capitalized software costs	(1,553)	(844)	(1,803)
Payment for disposition of subsidiary	—	(100)	—
Net proceeds from sale of discontinued operation	—	1,300	—
Proceeds from sale of subsidiary	362	—	—
Payment for acquisition, net of cash acquired	—	(1,733)	—
Purchase of short-term investment	—	—	(31,715)
Maturities of short-term investments	—	—	46,870

Cash (used in) provided by investing activities	(1,871)	(2,233)	10,697
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	389	737	1,184
Payment of notes payable	—	—	(660)
Payment on short-term borrowing	(368)	—	—
Proceeds from short-term borrowing	237	368	—

Cash provided by financing activities	258	1,105	524
Effect of exchange rate changes on cash	(42)	35	(24)

Increase (decrease) in cash and cash equivalents	161	(4,318)	2,225
Cash and cash equivalents at beginning of period	8,228	12,546	10,321

Cash and cash equivalents at end of period	$8,389	$8,228	$12,546

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$227	$—
Stock issued in exchange of stockholder notes receivable	$—	$—	$1,120
Cash paid for income tax	$319	$311	$110

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

      The Company has incurred losses from continuing operations for the last several years. As of December 31, 2002, the Company had an accumulated deficit of $45.4 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company made progress in 2002 towards decreasing operating losses for the year compared to the prior year. Additionally, the Company improved its 2002 cash flow and improved its cash position at December 31, 2002. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, which includes funds received from the sale of the Company’s CRM business (See Note 20) and, funds expected to be generated from operations and its accounts receivable purchase facility. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the market acceptance of Applix Integra and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

2.	REVISION OF FINANCIAL STATEMENTS TO ACCOUNT FOR CONTINGENT PAYMENTS TO KEY EMPLOYEES

      On May 13, 2003, the Company announced that it had identified an error in its timing of the recognition of compensation expenses reported relating to its March 31, 2001 acquisition of Dynamic Decisions Pty. Ltd. (“Dynamic Decisions”). As discussed in Note 11, a portion of the purchase paid by the Company for Dynamic Decisions was payable in 10 installments. Of the 10 installments two were guaranteed and accounted for as purchase price. The remaining eight installments were contingent upon the employment of 2 key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense. The compensation expense relating to these eight installments was initially recognized during the period in which such contingent payments were made but should have been expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. As a result, the Company is restating its financial statements to record $1,531,000 in compensation expenses relating to the contingent payments for the year ended December 31, 2001 and to reflect $1,689,000 in accrued expenses, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar, at December 31, 2002.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the significant effects of the revision is as follows (in thousands):

December 31, 2002

Accrued expenses as previously reported	$7,874
Accrued expenses as restated	9,563
Accumulated deficit as previously reported	$(43,834)
Accumulated deficit as restated	(45,365)
Accumulated other comprehensive loss as previously reported	$(329)
Accumulated other comprehensive loss as restated	(487)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2002	2001	2000

Net loss:	$(5,774)	$(12,323)	$(18,912)
Goodwill amortization, net of tax	—	188	127
Adjusted net loss	$(5,774)	$(12,135)	$(18,785)
Loss per share, basic and diluted:
As reported	$(0.47)	$(1.04)	$(1.68)
Adjusted	$(0.47)	$(1.02)	$(1.67)
Outstanding shares	12,223	11,861	11,246

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Net Income (Loss) Per Share

      Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2002	2001	2000

Net loss as reported	$(5,774)	$(12,323)	$(18,912)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,258)	(3,426)	(3,602)

Pro forma net loss	$(8,032)	$(15,749)	$(22,514)

Earnings per share:
Basic and diluted — as reported	$(0.47)	$(1.04)	$(1.68)
Basic and diluted — pro forma	$(0.66)	$(1.33)	$(2.00)

     Use of Estimates

      The preparation of the financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     DISCONTINUED OPERATIONS

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

      On March 30, 2001, the Company completed the sale of the VistaSource business and received the purchase price of $1,300,000. For the year ended December 31, 2001, the Company recognized a gain of $1,081,000 for discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business compared to previous estimates. The reserve balance for the estimated costs associated with the disposition as of December 31, 2001 was $182,000, consisting primarily of severance costs, which were paid in 2002. The Company’s results of operations for the year ended December 31, 2002 included $204,000 in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (See Note 19) and the write-down of a receivable owed to the Company by VistaSource.

      Summary operating results and balance sheet information of the discontinued operation are as follows (in thousands):

	2002	2001	2000

Operating Results:
Revenue	$—	$1,666	$10,250
Loss before income taxes	(204)	(870)	(304)
Net loss	(204)	(870)	(367)
Balance sheet information:
Accrued liabilities	—	(182)

Net liabilities of discontinued operations	$—	$(182)

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     ACCRUED LIABILITIES

      Accrued liabilities at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001

Income taxes	$437	$938
Sales and value added taxes	2,568	1,278
Accrued compensation and benefits	4,141	4,055
Restructuring	71	766
Other	2,346	1,392

Total	$9,563	$8,429

6.	INCOME TAXES

      Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2002	2001	2000

Domestic	$(6,183)	$(12,515)	$(12,831)
Foreign	835	(331)	1,107

Total	$(5,348)	$(12,846)	$(11,724)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:
Federal and state	68	$77	$16
Foreign	285	481	566

Total Current	353	558	582

Deferred:
Federal and state	—	—	(4,831)
Foreign	(131)	—	—
Change in valuation allowance	—	—	7,832

Total Deferred	(131)	—	3,001

Total income tax provision	$222	$558	$3,583

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2002	2001

Net operating loss carryforwards	$12,041	$11,211
Deferred revenue	60	264
Accounts receivable	550	505
Accrued expenses	448	392
Vacation and benefits	166	254
Software/ fixed assets	501	434
Tax credit carryforwards	2,118	1,752
Deferred tax liability	(319)	(450)
Valuation allowance	(15,565)	(14,362)

NET DEFERRED TAX ASSET	$—	$—

      The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2002	2001	2000

U.S. federal statutory rate	$(1,818)	$(4,368)	$(3,986)
State and foreign tax provision, net	(368)	(619)	(589)
Research and experimentation tax credit	(366)	—	(211)
Permanent items	16	185	512
Other	—	43	25
Unbenefitted losses	2,758	5,317	7,832

TAX PROVISION	$222	$558	$3,583

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through April 2010. Total rent expense was $2,639,000, $2,360,000 and $2,095,000 for 2002, 2001 and 2000, respectively. The following is a schedule of future minimum lease payments at December 31, 2002 (in thousands):

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Information with respect to activity under the stock option plans is as shown below:

		Options Outstanding

	Available for		Weighted Average
	Grant	Number	Exercise Price

Balance at December 31, 1999	282,528	2,301,602	$4.82
Additional authorized	1,550,000	—	—
Stock issued	(256,002)	—	—
Expiration of options under 1984 Plan	(202)	—	—
Options granted	(1,451,080)	1,451,080	$10.08
Options exercised	—	(117,826)	$16.13
Options cancelled	531,674	(531,674)	$3.56

Balance at December 31, 2000.	656,918	3,103,182	$6.97

Additional authorized	1,000,000	—	—
Stock issued	(35,000)	—	—
Expiration of options under 1984 Plan and Sinper Plan	(7,328)	—	—
Options granted	(1,880,301)	1,880,301	$1.90
Options exercised	—	(66,241)	$3.06
Options cancelled	1,255,642	(1,255,642)	$6.74

Balance at December 31, 2001	989,931	3,661,600	$4.52

Additional authorized	150,000	—	—
Expiration of options under 1984 Plan and Sinper Plan	(534)	—	—
Options granted	(711,000)	711,000	$1.53
Options exercised	—	(14,214)	$1.42
Options cancelled	1,184,404	(1,184,404)	$3.94

Balance at December 31, 2002	1,612,801	3,173,982	$4.08

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Related information for options outstanding and exercisable as of December 31, 2002 under the stock option plans is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices

$.61-$.99	162,375	5.75	$0.74	40,125	$0.74
$1.00-$1.65	680,064	5.89	$1.38	114,666	$1.39
$1.66-$2.91	987,072	5.54	$2.08	361,354	$2.14
$2.92-$4.88	529,784	2.20	$3.62	496,358	$3.58
$4.89-$9.88	444,420	3.89	$5.98	313,942	$5.92
$9.89-$17.75	354,087	3.91	$13.72	233,917	$13.67
$17.76-$22.63	8,680	3.93	$18.16	8,305	$18.16
$22.64-$34.75	7,500	0.35	$34.75	7,500	$34.75

	3,173,982	4.64	$4.08	1,576,167	$5.21

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notes Receivable from Stock Purchase Agreements

      In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchase of such shares were funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest on the promissory notes is calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sells any shares prior to July 31, 2005, the net proceeds from such sale shall become immediately due and payable without notice or demand. In the event the executive leaves the Company, voluntarily or for cause, the loan shall become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002 and 2001. These loans, which were shown as a deduction to Stockholders’ Equity, are secured by the common stock purchased. Certain of these loans are and have been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44, for accounting purposes only the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. As of December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. The Company may incur compensation charges if the fair value of the underlying stock appreciates over the original purchase price, plus interest. These loans continue to be full recourse, and the Company intends to enforce collection of those amounts that are outstanding.

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

10.     MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATIONS

      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s business performance management and business intelligence software products (See Note 1 and 20). The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. Financial information provided to the Company’s chief operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. As a result of the VistaSource disposition, the Company had only one operating segment at December 31, 2002 and 2001. Accordingly, the Company

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has presented the 2000 historical segment data to exclude the VistaSource business unit, for which the segment data is included in Note 4.

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

11.     ACQUISITION

      On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for total cost of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000 and 100,000 shares of the Company’s common stock, which had a fair market value at the date of acquisition of $227,000. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $934,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

      Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totalling $1,267,000, were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments are contingent upon the employment of the two key employees, who were the former shareholders of Dynamic Decisions, and therefore are being accounted for as compensation expense within operating expenses. The remaining eight installments are being expensed ratably on a straight-line basis over the key employees’ contractual employment period, which commenced on April 1, 2001 and ends on March 31, 2003. The

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations from translating the Australian dollar to the U.S. dollar, related to these contingent payments of $2,153,000 for the year ended 2002 and $1,531,000 for the year ended 2001. During the year ended December 31, 2002, the Company made four contingent payments in the aggregate of $2,153,000 and has accrued $1,689,000 at December 31, 2002. The four remaining contingent payments of approximately $2,395,000 after the impact of foreign currency translation, will be paid in 2003.

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

      Unaudited pro forma revenues, net income (loss), and net income (loss) per share shown below for the year ended December assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

	Year Ended
	December 31,	December 31,
	2001	2000

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)
Revenues	$31,186	$43,311
Net loss	$(11,972)	(17,059)

Total basic and diluted net loss per share	$(1.01)	$(1.52)

12.     NET GAIN FROM SALE OF SUBSIDIARY

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

13.     RESTRUCTURING EXPENSES

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.     RESTRICTED CASH

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

15.     RELATED PARTY TRANSACTIONS

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

16.     NON-RECOURSE SALE OF RECEIVABLES

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $2,323,000 and $361,000 for the years ended December 31, 2002 and 2001, respectively. The Company has concluded that these accounts have been legally isolated, and accordingly, these amounts have been excluded from the Company’s accounts receivable balance at December 31, 2002 and 2001. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002 and 2001, the Company had recorded a net amount of $237,000 and $368,000, respectively, as financing transactions and recognized as a liability because the sale of these receivables do not qualify to be recorded as a sale under SFAS No. 140.

17.     IMPAIRMENT OF INVESTMENT

      In December 2001, the Company determined that its cost-based investment in TurboLinux, Inc. (“TurboLinux”) of $1,250,000 was impaired. This assessment was based on the Company’s review of TurboLinux’s operating results and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its estimated net realizable value of zero.

18.     BANK CREDIT FACILITIES

      The Company had two revolving credit facilities with a bank, providing for loans and other financial accommodations, totaling approximately $5 million. The facilities expired on December 5, 2002.

19.     COMMITMENTS AND CONTINGENCIES

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

20.     SUBSEQUENT EVENT

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

Schedule II

Valuation and Qualifying Accounts

	Balance at		Deductions	Balance at
	beginning	Charges to cost	Write-off	End
	of period	and expenses	of Accounts	of Period

	(In thousands)
December 31, 2002
Allowance for doubtful accounts	1,446,000	1,198,000	546,000	2,098,000
December 31, 2001
Allowance for doubtful accounts	1,397,000	316,000	267,000	1,446,000

EXHIBIT INDEX

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(2)	—	By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
10	.1(4)+	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(2)+	—	Applix, Inc. 1984 Stock Option Plan.
10	.3(5)+	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.6(7)+	—	Employment Agreement dated June 27, 2000 between the Registrant and Jitendra Saxena, and Supplemental Agreement to Employment Agreement, dated March 19, 2001 between the Registrant and Jitendra Saxena.
10	.7*	—	Consulting Agreement between the Registrant and David C. Mahoney, dated September 10, 2001 and Termination Agreement, dated March 29, 2003, between the Registrant and David C. Mahoney.
10	.8+*	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10	.9(9)	—	Termination Agreement, dated January 14, 2002, by and between the Registrant, Applix GmbH and Michael Scheib.
10	.10(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.11(8)+	—	Executive Change-in-Control Agreement between the Registrant and Walt Hilger, dated September 27, 2001.
10	.12(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Alan Goldsworthy.
10	.13(10)	—	Secured Promissory Note and Pledge Agreement entered into on July 31, 2000 between the Registrant and Ed Terino.
10	.14(8)	—	Asset Purchase Agreement by and among Real-Time International, Inc., VistaSource, Inc., Applix, Inc., Veriteam, Inc., VistaSource France, VistaSource GmbH and VistaSource UK, Ltd., dated as of March 14, 2001.
10	.15(11)	—	Export-Import Bank Loan and Security Agreement, dated December 5, 2001 among the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veritem Ltd. And Silicon Valley Bank.
10	.16(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10	.17(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10	.18(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
21	.1(11)*	—	Subsidiaries of the Registrant.
23	.1(11)	—	Consent of Ernst & Young LLP.
23	.2(11)	—	Consent of PricewaterhouseCoopers LLP.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

*	Previously Filed.

+	Management contract or compensatory plan.