Form 10-Q
period 2003-06-30
APPLIX INC /MA/
filed 2003-08-14
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     As of August 1, 2003, there were 12,624,068 shares of the Registrant’s common stock, $0.0025 par value, outstanding.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2003

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,559	$8,389
Accounts receivable, less allowance for doubtful accounts of $2,220 and $2,098, respectively	3,933	5,810
Other current assets	2,509	1,906

Total current assets	16,001	16,105
Restricted cash	933	933
Property and equipment, at cost	13,738	14,633
Less accumulated amortization and depreciation	(12,455)	(12,758)

Net property and equipment	1,283	1,875
Capitalized software costs, net of accumulated amortization of $839 and $2,733, respectively	1,001	1,460
Goodwill	1,158	1,187
Intangible assets, net of accumulated amortization of $562 and $438, respectively	937	1,062
Other assets	961	925

TOTAL ASSETS	$22,274	$23,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,998	$2,296
Accrued expenses	8,116	9,563
Deferred revenue	6,118	8,703

Total current liabilities	16,232	20,562
Long term liabilities	522	566
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 12,883,362 and 12,675,176 shares issued respectively	32	32
Additional paid in capital	49,935	49,600
Accumulated deficit	(41,998)	(45,365)
Accumulated other comprehensive loss	(1,088)	(487)

	6,881	3,780
Less: treasury stock, 357,627 and 306,198 shares, respectively	(1,361)	(1,361)

Total stockholders’ equity	5,520	2,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,274	$23,547

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
Software license	$2,658	$3,848	$5,349	$8,451
Professional services and maintenance	3,284	5,227	7,426	10,131

Total revenues	5,942	9,075	12,775	18,582
Cost of revenues:
Software license	420	427	832	773
Professional services and maintenance	1,191	2,648	2,925	5,264

Total cost of revenues	1,611	3,075	3,757	6,037

Gross margin	4,331	6,000	9,018	12,545
Operating expenses:
Product development	1,353	1,364	2,890	2,445
Sales and marketing (includes $23 of stock-based compensation for the three and six months ended June 30, 2003)	2,773	3,560	5,480	6,976
General and administrative (includes $103 and $147 of stock-based compensation for the three and six months ended June 30, 2003, respectively)	2,052	1,193	4,280	2,518
Compensation expenses and amortization of acquired intangible asset (Note 6)	62	598	708	1,176
Restructuring credit	—	(37)	—	(37)

Total operating expenses	6,240	6,678	13,358	13,078

Operating loss	(1,909)	(678)	(4,340)	(533)
Non-operating income (expense):
Interest and other income, net	431	68	605	117
Gain from sale of CRM business (Note 7)	(78)	—	7,922	—

Income (loss) from continuing operations before income taxes	(1,556)	(610)	4,187	(416)
Provision for income taxes	115	96	764	160

Income (loss) from continuing operations	(1,671)	(706)	3,423	(576)
Loss from discontinued operations	(23)	(85)	(56)	(85)

Net income (loss)	$(1,694)	$(791)	$3,367	$(661)

Net income (loss) per share, basic and diluted
Continuing operations	$(0.13)	$(0.06)	$0.27	$(0.05)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Total net income (loss) per share	$(0.14)	$(0.07)	$0.27	$(0.05)

Weighted average number of shares outstanding:
Basic	12,523	12,166	12,465	12,135
Diluted	12,523	12,166	12,688	12,135

See accompanying notes to condensed consolidated financial statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$3,367	$(661)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	493	571
Amortization	584	577
Provision for doubtful accounts	93	39
Gain on sale of CRM business	(7,922)	—
Loss from discountinued operations	—	85
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,784	(674)
Sale of accounts receivables	—	599
Increase in prepaids and other current assets	(758)	(403)
Decrease in accounts payable	(182)	(165)
Decrease in accrued expenses	(2,219)	(777)
Increase in deferred revenue	1,009	1,386

Cash (used in) provided by operating activities	(3,751)	577
Cash flows from investing activities:
Property and equipment expenditures	(125)	(450)
Capitalized software costs	—	(1,208)
Net proceeds from sale of CRM business	5,525	—

Cash provided by (used in) investing activities	5,400	(1,658)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	335	211
Proceeds from short-term borrowing	—	644
Payment on short-term borrowing	(237)	(201)

Cash provided by financing activities	98	654
Effect of exchange rate changes on cash	(577)	96

Increase (decrease) in cash and cash equivalents	1,170	(331)
Cash and cash equivalents at beginning of period	8,389	8,228

Cash and cash equivalents at end of period	$9,559	$7,897

Supplemental disclosure of cash flow information
Cash paid for income tax	$402	$66

See accompanying notes to condensed consolidated financial statements.

APPLIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The Company

     Applix, Inc. (“Applix” or the “Company”) is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics which include Applix TM1 and Applix Integra technology and related applications. These combined products represents one principal business segment, which Applix reports as its continuing operations. Historically, the Company also provided customer relationship management (CRM) solutions. The Company sold certain of its assets relating to its CRM software solutions (the “CRM Business”) in the first quarter of 2003 (See Note 7). The Company’s operating results reflect the CRM Business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German CRM operations.

     On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2002.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

     The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and Original Equipment Manufactures (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable software license agreement has been signed, or purchase order has been received;

•	Delivery has occurred. If the assumption by the customer of the risks and rewards of its licensing rights occurs upon the delivery to the carrier (FOB Shipping Point), then delivery occurs upon shipment (which is typically the case). If assumption of such risks and rewards occurs upon delivery to the customer (FOB Destination), then delivery occurs upon receipt by the customer. In all instances delivery includes electronic delivery of authorization keys to the customer;

•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	Collectibility is probable; and

•	Vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

     The Company also uses the residual method under SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method, the Company defers the future value of the discount and recognizes such discount to revenue as the related product or service is delivered.

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

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company determines that this warranty provision is not an acceptance provision and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting For Contingencies” (“SFAS 5”).

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

     In those instances in which indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner, the Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In initial and renewal years for which the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, such amount is recorded as revenue over the term of the maintenance period at the net amount received since the Company does not collect the fees from the end-user customer, it does not have latitude in establishing the price paid by the end-user customer for maintenance services, and it does not have the latitude to select the supplier providing first level support. However, in those circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period.

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

Intangible Asset

     Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $62,000 and $125,000 for the three and six months ended June 30, 2003 and 2002, respectively. The estimated future annual amortization expense for this intangible asset remaining as of June 30, 2003 is as follows:

2003	$125,000
2004	250,000
2005	250,000
2006	250,000
2007	64,000

Impairment of Long-Lived Assets

     The Company tests goodwill for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount. The fair value of the reporting unit is estimated using the Income Approach, a present value technique.

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

Software Development Costs

     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue.

     The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of factors including demand for a product, operating results, business plans and economic projections. In addition, the Company considers nonfinancial data such as market trends, product development cycles and changes in management’s market emphasis. During the six months ended June 30, 2003, the Company did not have any material sales of the products to which the capitalized software development costs relate to. The Company believes that this is due to a longer than anticipated sales cycle and believes that based on other factors, primarily future anticipates sales, the carrying value of the capitalized software of approximately $1,001,000 does not exceed its net realizable value as of June 30, 2003. The Company will continue to evaluate the net realizable value of the capitalized software based primarily on actual and forecasted sales and record a charge to write-down the carrying value if factors indicate that the carrying value will not be realizable.

     There were no software development costs that qualified for capitalization during the six months ended June 30, 2003. Amortization expense related to software development cost was $230,000 and $255,000, for the three months ended June 30, 2003 and June 30, 2002, respectively. Amortization expense related to software development costs was $459,000 and $453,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. Amortization expense related to software development costs is included in the cost of software license revenue.

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

     For the three and six months ended June 30, 2003, the Company recorded a provision for income taxes of $115,000 and $764,000, respectively. The six months ended June 30, 2003 includes $355,000 for United States (“ U.S.”) and foreign income taxes related to the Company’s sale of its CRM Business.

     Additionally, during 2003, the Company evaluated its ability to utilize its net operating loss carryforwards and the impact of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (“Section 382”) including use of such loss carryforwards to offset its U.S. gain on the sale of its U.S. portion of the CRM Business. Section 382 provides annual limitations to the use of net operating loss carryforwards against future taxable income in the event of a change of ownership. The Company has completed a full analysis of these ownership changes and does not believe that the changes in ownership will increase the Company’s income tax expense as a result of a limitation on its ability to use its net operating loss carryforwards.

     The Company has provided for amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision based upon the evaluation of the estimated forecasted results for the years as a whole. Uncertainties may arise as a consequence of cost reimbursement arrangements among related entities. Although management believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

Translation of Foreign Currencies

     The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss) within stockholders’ equity (see Note 4). The Company has determined that its intercompany payables and receivables balances with its foreign subsidiaries are short-term in nature and as a result, the Company re-measures these balances at each period end and records any related foreign currency gains and losses in its consolidated statements of operations. The short-term intercompany balances with its foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, Swiss franc and British pound. For the three and six months ended June 30, 2003, foreign exchange gains recorded in the consolidated statements of operations totaled $442,000 and $659,000, respectively, primarily as a result of the strengthening Euro and Australian dollar against the U.S. dollar. For the three and six months ended June 30, 2002, foreign exchange gains and losses recorded in the consolidated statements of operations were not material. The Company occasionally enters into foreign currency forward contracts that economically hedge gains and losses generated by the remeasurement of certain assets and liabilities denominated in a non-functional currency. These foreign exchange contracts are entered into in the ordinary course of business, and accordingly, are not speculative in nature. The Company typically hedges intercompany and receivable balances for 90-day periods. The changes in the fair value of these undesignated hedges are recognized in the statement of operations immediately as an offset to the changes in fair value of the asset or liability being hedged. The Company entered into one hedging contract in 2002 and did not have any open hedging contracts as of June 30, 2003. For the three and six months ended June 30, 2002, realized and unrealized gains and losses were not material.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and their realizability, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts, accrued liabilities and certain transaction costs related to the sale of the Company’s CRM Business.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure-only requirements under SFAS 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), for options granted under the plans with an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation expense had been recorded consistent with SFAS No. 123 based on the fair value of stock awards at the date of grant, the Company’s net income (loss) would have been adjusted to the pro forma amounts presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$(1,694)	$(791)	$3,367	$(661)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	103	—	147	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(379)	(541)	(1,126)	(1,369)

Pro forma net income (loss)	$(1,970)	$(1,332)	$2,388	$(2,030)

Net income (loss) per share:
Basic — as reported	$(0.14)	$(0.07)	$0.27	$(0.05)
Diluted — as reported	$(0.14)	$(0.07)	$0.27	$(0.05)
Basic — pro forma	$(0.16)	$(0.11)	$0.19	$(0.17)
Diluted —pro forma	$(0.16)	$(0.11)	$0.19	$(0.17)

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 30, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” (“SFAS No. 149”), SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on its financial position or results of operation.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS No. 150”)., SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning July 1, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on its financial position or result of operation.

3. Net Income (Loss) Per Share

     Net income (loss) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except net income (loss) per share).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Income (loss) from continuing operations	$(1,671)	$(706)	$3,423	$(576)
Loss from discontinued operations	(23)	(85)	(56)	(85)

Net income (loss)	$(1,694)	$(791)	$3,367	$(661)

Denominator:
Denominator for basic net income (loss) per share — weighted shares outstanding	12,523	12,166	12,465	12,135
Effect of dilutive employee stock options	—	—	223	—

Denominator for diluted net income (loss) per share	12,523	12,166	12,688	12,135

Basic net income (loss) per share
Continuing operations	$(0.13)	$(0.06)	$0.27	$(0.05)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Total net income (loss) per share	$(0.14)	$(0.07)	$0.27	$(0.05)

Diluted net income (loss) per share
Continuing operations	$(0.13)	$(0.06)	$0.27	$(0.05)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Total net income (loss) per share	$(0.14)	$(0.07)	$0.27	$(0.05)

Antidilutive options	2,575	3,130	2,284	2,610

     Diluted loss per share is the same as basic loss per share for three and six months ended June 30, 2002 and for the three months ended June 30, 2003 since the effect of stock options would be anti-dilutive. Anti-dilutive options for the six months ended June 30, 2002 represent options that have an exercise price greater than the average fair market value of the Company’s common stock for the period.

4. Comprehensive Income (Loss)

     Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income (loss) includes foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	(in thousands)		(in thousands)
	2003	2002	2003	2002

Net income (loss)	$(1,694)	$(791)	$3,367	$(661)
Other comprehensive income (loss)	(246)	158	(601)	41

Total comprehensive income (loss)	$(1,940)	$(633)	$2,766	$(620)

5. Segment and Geographical Information

     The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s Business Intelligence and Business Performance Management software products, which it considers to be a single industry segment. Substantially all of the Company’s revenues result from the licensing of its software products and related professional services and maintenance services. Financial information provided to the Company’s key operating decision makers is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance.

6. Acquisition

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited (“Dynamic Decisions”), its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $935,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expenses and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made two cash payments totaling $1,193,000 in 2003 and four cash payments totaling $2,153,000 in 2002. As of June 30, 2003, the remaining two contingent payments totaling $1,348,000 have been accrued and will be paid in 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At
March 31, 2001
(in thousands)

Cash, cash equivalents and short-term investments	$25
Accounts receivable	611
Prepaid and other current assets	154
Fixed assets	16
Intangible customer relationships	1,500
Goodwill	935
Accounts payable	433
Accrued expenses	60
Deferred maintenance	300
Deferred tax liabilities	450

7. Gain from Sale of CRM Business

     In the first quarter of 2003, the Company completed the sale of the CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.

     iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of certain of the assets of the Company’s Germany subsidiary, Applix GmbH. During the period of the initial closing and completion of the Company’s Germany subsidiary closing, Applix GmbH continued to resell the CRM software products sold to iET, and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET.

     The Company’s results for the three-month period ended June 30, 2003 do not include any CRM related license, professional services and maintenance revenues. The Company’s results for the six months ended June 30, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

     The Company has recorded a net gain before tax of $7,922,000, which includes net cash consideration of $5,525,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,155,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

8. Commitments and Contingencies

     On February 8, 2002, a customer of the Company’s divested business unit filed a claim in Germany against the Company’s German subsidiary, Veriteam GmbH (which was formerly known as VistaSource). The claim alleges a breach of contract pertaining to software sold and implemented by the divested business unit on behalf of the Company. The customer is seeking repayment for the cost of the software and related services of approximately $800,000. The claim was dismissed by the German court on June 10, 2003 and the decision is final.

     From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could materially adversely affect its consolidated results of operations or financial condition.

     As of June 30, 2003, the Company had future cash commitments for the payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating leases

2003	$1,054,000
2004	2,013,000
2005	1,905,000
2006	1,866,000
2007	1,853,000
2008 and after	10,005,000

Total future minimum lease payments	$18,696,000

     The Company is currently evaluating its space needs on a company-wide basis and expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company expects to sublease were vacated and were subleased, the Company could incur a loss of $1,750,000, which is based upon the aggregate difference over the remaining ten and a half years term between the Company’s committed lease rate and the estimated market rates at June 30, 2003 of a prospective sublease arrangement, utilizing a discount rate of 8.5% which the Company determined to be its estimated incremental borrowing rate. In the event that market rates change or other events occur relating to the Company’s evaluation of its options regarding its lease arrangement, the loss could be materially different.

     On June 16, 2003, the Company announced that it is the subject of an SEC investigation. The Company is cooperating fully with the SEC in this matter.

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

     The components of the restructuring cash charges, as well as the Company’s 2003 payments made against accruals are detailed as follows:

	Balance at		Balance at
	December 31,	Payments	March 31,
Cash charges	2002	made	2003

Restructuring
Work force reduction	$52,000	$52,000	$—
Office closures	17,000	17,000	—
Other contractual obligations	2,000	2,000	—

Total restructuring	$71,000	$71,000	$—

10. Discontinued Operation

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit was reclassified as a discontinued operation. The Company’s results of operations for the quarters ended June 30, 2003 and 2002 included $23,000 and $85,000, respectively, in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (see Note 8). For the six months ended June 30, 2003 and 2002, expenses related to discontinued operations were $56,000 and $85,000, respectively.

11. Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. During the second quarter of 2003, the Company did not sell any of its accounts receivables.

     On or about December 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $905,000 resulting in a sale of accounts receivable of $668,000 for the three months ended December 31, 2002. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $668,000 for the three months ended December 31, 2002. The Company concluded that these accounts have been legally isolated, and accordingly, these amounts were excluded from the Company’s accounts receivable balance at December 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002, the Company recorded a net amount of $237,000 of the $905,000 as a financing transaction and recognized this amounts as a liability because the sale of these receivables did not qualify to be recorded as a sale under SFAS 140.

12. Restricted Cash

     On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in connection with executing an agreement to lease certain office space, which commenced on November 1, 2001. The irrevocable standby letter of credit is collateralized by a restricted cash deposit of $1,050,000, which is drawn down over the term of the lease, provided the Company has not defaulted on the office lease. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 was reduced to $933,000 as of November 1, 2002 and will be reduced starting the first day of the second lease year as follows:

Reduction Amount

Third lease year (November 1, 2003)	$116,667
Fourth lease year (November 1, 2004)	$175,001
Fifth lease year (November 1, 2005)	$233,330
Sixth lease year (November 1, 2006)	$283,335

     At the end of the sixth year, the Company can reduce the letter of credit to $125,000 or substitute $125,000 in cash in lieu of the letter of credit.

13. Executive Termination Costs

     On February 27, 2003, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company has agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a Secured Promissory Note dated July 30, 2001 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the Severance Agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which was held by the Company in treasury as of June 30, 2003, which stock the executive had purchased using the funds loaned to the executive pursuant to such Secured Promissory Note. During the first quarter of 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts are to be paid in 15 equal installments, and the remaining unpaid balance as of June 30, 2003 was $232,000.

     In the second quarter of 2003, the Company entered into Severance Agreements with two executives. Pursuant to their agreements, the Company has agreed to pay the executives their salary and provide the executives certain benefits including medical during their severance period. In the second quarter ended June 30, 2003, the Company recorded $206,000 in costs related to the termination of the executives, and $103,000 in stock-based compensation related to one of the executives. The severance amounts are to be paid in equal installments, and the remaining unpaid balance as of June 30, 2003 was $182,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

     The Company is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics which include Applix TM1 and Applix Integra technology and related applications. Historically, the Company also provided customer relationship management (CRM) solutions. In the first quarter of 2003, the Company completed the sale of the CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC, for $5,750,000 in cash consideration, of which $225,000 was paid back to iET for net working capital adjustments, and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products. The Company has recorded a net gain of $7,922,000 in 2003.

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

     Included in the Company’s results for the six month period ending June 30, 2003 are CRM revenues of $253,000 and $999,000 for license, and professional services and maintenance, respectively.

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The Company’s results of operations for the three and six months ended June 30, 2003 included $23,000 and $56,000, respectively, in expenses recorded as discontinued operations primarily relating to certain defense costs incurred from a claim filed against VistaSource. See Note 8 and Note 10 to the unaudited condensed consolidated financial statements.

     On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $935,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expense and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made two cash payments totaling $1,193,000 in 2003 and four cash payments totaling $2,153,000 in 2002. As of June 30, 2003, the remaining two contingent payments totaling $1,348,000 have been accrued and will be paid in 2003.

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

Accounts Receivable and Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and determines the allowance for doubtful accounts based upon analysis of aged accounts receivable, historical experience and specific customer collection issues. An allowance for doubtful accounts is provided for accounts which management believes may not be collected due to a customer’s financial circumstance (e.g. bankruptcy), and for all accounts which are over 180 days past due, absent evidence which supports their collectibility. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s overdue receivables balance were to increase significantly, additional allowances may be required. The Company generally invoices the customer in the same local currency as to be paid by the customer. The Company generally does not hedge its foreign customer receivables due to the relatively small exposure from foreign currency rate fluctuations.

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

Goodwill and Other Intangible Assets and Related Impairment

     During 2001, the Company completed its acquisition of Dynamic Decisions and recorded at June 30, 2003 goodwill in the amount of $935,000 associated with the excess purchase price over the fair value of the net assets acquired and identifiable intangible assets of $937,000, net of accumulated amortization, assigned to identified customer relationships. The amounts assigned to the identifiable assets and liabilities acquired in connection with the acquisition were based on estimated fair values at the date of acquisition. The fair values were determined by the Company’s management, based in part upon information supplied by the management of the acquired business and a valuation prepared by an independent appraiser. The valuation of identified customer relationships has been based primarily upon future cash flow projections discounted to present value using a risk-adjusted discount rate.

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

Restructuring

     During 2002, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company’s actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in adjustments to the original estimates.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At June 30, 2003 and December 31, 2002, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     During 2003, the Company evaluated its ability to utilize its net operating loss carryforwards and the impact of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (“Section 382”) including use of such loss carryforwards on its U.S. gain of U.S. portion of its CRM Business. Under Section 382, annual limitations apply to the use of net operating loss carryforwards against future taxable income in the event of a change of ownership, as defined by Section 382. The Company has completed a full analysis of these ownership changes and does not believe that changes in ownership will impact its ability to use its net operating loss carryforwards.

     The Company has provided for amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision based upon the evaluation of the estimated forecasted results for the years as a whole. Uncertainties may arise as a consequence of cost reimbursement arrangements among related entities. Although management believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

Results of Operations

     For The Three and Six Months Ended June 30, 2003 and 2002

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,

		Percent of		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Software License	$2,658,000	45%	$3,848,000	42%	$5,349,000	42%	$8,451,000	45%
Professional Services	717,000	12%	1,633,000	18%	1,886,000	15%	3,159,000	17%
Maintenance	2,567,000	43%	3,594,000	40%	5,540,000	43%	$6,972,000	38%

Total professional services and maintenance	3,284,000	55%	5,227,000	58%	7,426,000	58%	10,131,000	55%

Total Revenues	$5,942,000	100%	$9,075,000	100%	$12,775,000	100%	$18,582,000	100%

     Total revenues for the quarter ended June 30, 2003 were $5,942,000, consisting exclusively of analytics revenue, compared to $9,075,000, consisting of $5,116,000 of analytics revenue and $3,959,000 of CRM revenue, for the quarter ended June 30, 2002. Total revenues for the six months ended June 30, 2003 and 2002 were $12,775,000 and $18,582,000, respectively. The decrease in total revenues was primarily due to the Company’s sale of its CRM Business.

     The following table sets forth the revenues by market:

	Three Months Ended June 30,

	2003		2002

		Percent of		Percent of
Market	Amount	Revenue	Amount	Revenue

Software license revenues:
BPM and BI	$2,658,000	100%	$2,721,000	71%
CRM	—	0%	1,127,000	29%

Total software license	2,658,000	100%	3,848,000	100%
Professional service revenues
BPM and BI	717,000	100%	451,000	28%
CRM	—	0%	1,182,000	72%

Total professional services	717,000	100%	1,633,000	100%
Maintenances revenues:
BPM and BI	2,567,000	100%	1,944,000	54%
CRM	—	0%	1,650,000	46%

Total maintenance	2,567,000	100%	3,594,000	100%
Total revenues:
BPM and BI	5,942,000	100%	5,116,000	56%
CRM	—	0%	3,959,000	44%

Total revenues	$5,942,000	100%	$9,075,000	100%

	Six Months Ended June 30,

	2003		2002

		Percent of		Percent of
Market	Amount	Revenue	Amount	Revenue

Software license revenues:
BPM and BI	$5,096,000	95%	$5,178,000	61%
CRM	253,000	5%	3,273,000	39%

Total software license	5,349,000	100%	8,451,000	100%
Professional service revenues
BPM and BI	1,446,000	77%	964,000	31%
CRM	440,000	23%	2,195,000	69%

Total professional services	1,886,000	100%	3,159,000	100%
Maintenances revenues:
BPM and BI	4,981,000	90%	3,819,000	55%
CRM	559,000	10%	3,153,000	45%

Total maintenance	5,540,000	100%	6,972,000	100%
Total revenues:
BPM and BI	11,523,000	90%	9,961,000	54%
CRM	1,252,000	10%	8,621,000	46%

Total revenues	$12,775,000	100%	$18,582,000	100%

     Software license revenues decreased $1,190,000 to $2,658,000, or 45% of the total revenue, for the three months ended June 30, 2003 from $3,848,000, or 42% of the total revenue, for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, software license revenues were $5,349,000, or 42% of the total revenues and $8,451,000, or 45% of the total software license revenues, respectively. The decrease in software license revenues was primarily due to the Company’s sale of the CRM Business and softness in North America license revenues.

     The following table sets forth the software license revenues by sales office geography:

	Three Months Ended June 30,

	2003		2002

		Percent of		Percent of
		Software License		Software License
	Amount	Revenues	Amount	Revenues

North America	$693,000	26%	$1,580,000	41%
PacRim	516,000	19%	558,000	15%
Europe	1,449,000	55%	1,710,000	44%

Total international software license	1,965,000	74%	2,268,000	59%

Total software license revenues	$2,658,000	100%	$3,848,000	100%

	Six Months Ended June 30,

	2003		2002

		Percent of		Percent of
		Software License		Software License
	Amount	Revenues	Amount	Revenues

North America	$1,424,000	27%	$4,286,000	51%
PacRim	1,094,000	20%	1,029,000	12%
Europe	2,831,000	53%	3,136,000	37%

Total international software license	3,925,000	73%	4,165,000	49%

Total software license revenues	$5,349,000	100%	$8,451,000	100%

Software License Revenues

     North America license revenues decreased by $887,000 to $693,000 for the quarter ended June 30, 2003 from $1,580,000 for the same period in 2002. For the six months ended June 30, 2003, domestic license revenues decreased by $2,862,000 to $1,424,000 from $4,286,000 for the same period in 2002. International license revenues decreased by $303,000 to $1,965,000 for the quarter ended June 30, 2003 from $2,268,000 for the same period in 2002. Year to date international license revenues decreased by $240,000 to $3,925,000 as of June 30, 2003 compared to $4,165,000 for the same period in 2002. The decline was primarily due to the sale of the CRM Business.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARS”), independent distributors and sales agents.

Professional Services and Maintenance Revenues

     The following two tables set forth the professional services and maintenance revenues generated by North America and international markets:

	Three Months Ended June 30,
	2003		2002

	North America	International	North America	International

Maintenance revenues	$1,019,000	$1,548,000	$1,554,000	$2,040,000
Professional services revenues	173,000	544,000	426,000	1,207,000

Total professional services and maintenance revenues	$1,192,000	$2,092,000	$1,980,000	$3,247,000

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,
	2003		2002

	North America	International	North America	International

Maintenance revenues	$2,156,000	$3,384,000	$3,084,000	$3,888,000
Professional services revenues	309,000	1,577,000	806,000	2,353,000

Total professional services and maintenance revenues	$2,465,000	$4,961,000	$3,890,000	$6,241,000

	Three Months Ended June 30,

	2003		2002

		Percent of		Percent of
		Professional		Professional
		Services and		Services and
		Maintenance		Maintenance
	Amount	Revenues	Amount	Revenues

North America	$1,192,000	36%	$1,980,000	38%
PacRim	694,000	21%	705,000	13%
Europe	1,398,000	43%	2,542,000	49%

Total international professional services and maintenance	2,092,000	64%	3,247,000	62%

Total professional services and maintenance revenues	$3,284,000	100%	$5,227,000	100%

	Six Months Ended June 30,

	2003		2002

		Percent of		Percent of
		Professional		Professional
		Services and		Services and
		Maintenance		Maintenance
	Amount	Revenues	Amount	Revenues

North America	$2,465,000	33%	$3,890,000	38%
PacRim	1,338,000	18%	1,267,000	13%
Europe	3,623,000	49%	4,974,000	49%

Total international professional services and maintenance	4,961,000	67%	6,241,000	62%

Total professional services and maintenance revenues	$7,426,000	100%	$10,131,000	100%

     Professional services and maintenance revenues decreased for the three months ended June 30, 2003 to $3,284,000, or 55% of total revenue, compared to $5,227,000, or 58% of total revenues for the same period in 2002. For the six months ended June 30, 2003 and 2002, professional services and maintenance revenues were $7,426,000, or 58% of total revenues, and $10,131,000, or 55% of total revenues, respectively. During the second quarter of 2003, maintenance revenues decreased 29% to $2,567,000 as compared to $3,594,000 for the three months ended June 30, 2002, and professional services decreased 56% to $717,000 as compared to $1,633,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, maintenance revenues decreased $1,432,000 to $5,540,000 as compared to $6,972,000 for the same period in 2002. Professional services decreased $1,273,000 during the six months ended June 30, 2003 to $1,886,000 as compared to $3,159,000 in 2002. The decrease in professional services and maintenance revenues is primarily due to the sale of the CRM Business. The Company expects the maintenance revenues as a component of total professional service and maintenance revenues to continue to increase for BPM/BI due to strong customer maintenance renewal rates, the greater use of authorized Applix partners for professional services and the increase in BPM implementations.

'

     North America professional services and maintenance revenues decreased 40% to $1,192,000 for the three months ended June 30, 2003 from $1,980,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, North America professional services and maintenance revenues decreased 37% to $2,465,000 as compared to $3,890,000 for the same period ended June 30, 2002. International professional services and maintenance revenues decreased by 36% to $2,092,000 in the three months ended June 30, 2003 from $3,247,000 for the same period ended June 30, 2002. For the six months ended June 30, 2003, international professional services and maintenance revenues decreased 21% to $4,961,000 as compared to $6,241,000 for the same period ended June 30, 2002. The decrease in professional services and maintenance revenues in both the North America and international markets was primarily attributable to the sale of the CRM Business.

Cost of Revenues

Cost of Software License Revenue

	Three Months Ended June 30,

	2003	(A)	2002	(A)

Cost of software license revenues	$420,000	16%	$427,000	11%
Cost of professional services and maintenance revenues
Cost of professional services	533,000	74%	1,556,000	95%
Cost of maintenance revenues	658,000	26%	1,092,000	30%

	1,191,000		2,648,000

Total cost of revenues	$1,611,000		$3,075,000

Gross margin
Software license	$2,238,000	84%	$3,421,000	89%
Professional services	184,000	26%	77,000	5%
Maintenance	1,909,000	74%	2,502,000	70%

Total gross margin	$4,331,000	73%	$6,000,000	66%

	Six Months Ended June 30,

	2003	(A)	2002	(A)

Cost of software license revenues	$832,000	16%	$773,000	9%
Cost of professional services and maintenance revenues
Cost of professional services	1,516,000	80%	3,122,000	99%
Cost of maintenance revenues	1,409,000	25%	2,142,000	31%

	2,925,000		5,264,000

Total cost of revenues	$3,757,000		$6,037,000

Gross margin
Software license	$4,517,000	84%	$7,678,000	91%
Professional services	370,000	20%	37,000	1%
Maintenance	4,131,000	75%	4,830,000	69%

Total gross margin	$9,018,000	71%	$12,545,000	68%

(A)	Percentage represents:

(i)	cost of software license revenues as a percentage of software license revenues;

(ii)	cost of professional services revenues as a percentage of professional service revenues;

(iii)	cost of maintenance revenues as percentage of maintenance revenues;

(iv)	gross margin as a percentage of total respective revenues.

     Cost of software licenses revenues consists primarily of amortization of capitalized software costs, third-party software royalties, personnel salaries and benefits, cost of product packaging and documentation materials, and order fulfillments. Cost of software license revenues was $420,000 for the three months ended June 30, 2003, compared to $427,000 for the three months ended June 30, 2002. For six months ended June 30, 2003 and 2002, cost of software license revenue were $832,000 and $773,000, respectively. As a percentage of software license revenue, cost of software license revenue increased to 16% in the three months ended June 30, 2003, compared to 11% for the three months ended June 30, 2002, and to 16% for the six months ended June 30, 2003 compared to 9% for six month period ended June 30, 2002. Cost of software license revenues for the six months increased primarily due to an increase in the amortization of capitalized software development costs related to the Company’s new product development and third-party royalties. The increase as a percentage of software license revenue was also due to the decline in total software license revenue primarily due to the sale of the CRM Business in the first quarter of 2003.

Cost of Professional Services and Maintenance Revenue

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers, which payments are generally capitalized and amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenue decreased to $1,191,000 for the three months ended June 30, 2003 from $2,648,000 for the three months ended June 30, 2002. Professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 64% for the three months ended June 30, 2003 as compared to 49% for the three months ended June 30, 2002. For the six months ended June 30, 2003, cost of professional services and maintenance revenues decreased $2,339,000 to $2,925,000 from $5,264,000 in the same period of 2002. During the same six months period, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 61% in 2003 as compared to 48% in 2002. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

Operating Expenses

	Three Months Ended June 30,

		Percent of		Percent of
	2003	Revenue	2002	Revenue

Product development	$1,353,000	23%	$1,364,000	15%
Sales and marketing	2,773,000	47%	3,560,000	39%
General and administrative	2,052,000	35%	1,193,000	13%
Compensation expenses and amortization of acquired intangible asset	62,000	1%	598,000	7%
Restructuring expenses	—	0%	(37,000)	0%

Total operating expenses	$6,240,000	105%	$6,678,000	74%

	Six Months Ended June 30,

		Percent of		Percent of
	2003	Revenue	2002	Revenue

Product development	$2,890,000	23%	$2,445,000	13%
Sales and marketing	5,480,000	43%	6,976,000	38%
General and administrative	4,280,000	34%	2,518,000	14%
Compensation expenses and amortization of acquired intangible asset	708,000	6%	1,176,000	6%
Restructuring expenses	—	0%	(37,000)	0%

Total operating expenses	$13,358,000	105%	$13,078,000	70%

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

     Product development expenses decreased to $1,353,000 for the three months ended June 30, 2003 from $1,364,000 for the three months ended June 30, 2002. These expenses represent 23% of total revenue for the three months ended June 30, 2003 compared to 15% of total revenue for the three months ended June 30, 2002. For six months ended June 30, 2003, product development expenses were $2,890,000, or 23% of total revenues, compared to $2,445,000, or 13% of total revenues, for the same period ended June 30, 2002. The increase in product development expenses as a percentage of total revenues was primarily due to the Company not capitalizing any additional product development costs related to its software products as no costs met the criteria for capitalization. This percentage of revenue increase was partially offset by a reduction in product development salaries and benefits from those employees transferred in connection with the sale of the CRM Business in the first quarter of 2003. The capitalization of product development costs was $0 for both the three and six months ended June 30, 2003 compared to $462,000 and $1,208,000 for the three and six months ended June 30, 2002. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products including Applix TM1, Applix Integra and related applications.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations. Sales and marketing expenses decreased 22% to $2,773,000 for the three months ended June 30, 2003 from $3,560,000 for the three months ended June 30, 2002. For six months ended June 30, 2003 and 2002, sales and marketing expenses were $5,480,000 and $6,976,000, respectively. The overall decrease in spending was primarily attributable to the decrease in sales commissions that resulted from a decrease in the Company’s license revenues and a reduction in sales and marketing salaries and benefits from those employees transferred in connection with the sale of the CRM Business in the first quarter of 2003. Sales and marketing expenses increased as a percentage of total revenue to 47% and 43% for three and six months ended June 30, 2003 compared to 39% and 38% for the same periods ended June 30, 2002. The percentage increase was primarily due to the implementation of selling and marketing initiatives in support of future revenue opportunities. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits and occupancy costs for administrative, executive and finance, information technology and human resource personnel. General and administrative expenses increased $859,000, to $2,052,000, or 35% of total revenue, for the three months ended June 30, 2003 from $1,193,000, or 13% of total revenue, for the three months ended June 30, 2002. General and administrative expenses increased $1,762,000 to $4,280,000, or 34% of total revenue for the six months ended June 30, 2003 from $2,518,000, or 14% of the total revenue, for the same period ended June 30, 2002. The increase was primarily due to executive severance costs, costs associated with the Company’s two financial restatements, costs associated with the SEC investigation and legal and auditing fees.

Compensation Expenses and Amortization of Acquired Intangible Asset

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of an acquired intangible asset, consisting of customer relationships, associated with the acquisition. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments paid in 2001 totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price, and the remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the key employees’ employment period, which commenced on April 1, 2001 and ended on March 31, 2003. Of these contingent payments, the Company made two cash payments totaling $1,193,000 in 2003 and four payments totaling $2,153,000 in 2002. As of June 30, 2003, the remaining two contingent payments totaling $1,348,000 have been accrued and are expected to be paid in 2003.

     The amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $62,000 for each of the three months ended June 30, 2003 and 2002, respectively and $125,000 for each of the six months ended June 30, 2003 and 2002, respectively.

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

Non-Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,

		Percent of		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Interest and other income (expense), net	$431,000	7%	$68,000	1%	$605,000	5%	117,000	1%
Net gain from sale of CRM business	(78,000)	-1%	—	—	7,922,000	62%	—	—

Total non-operating income (expense), net	$353,000		$68,000		$8,527,000		$117,000

Interest and Other Income

     Interest and other income increased to $431,000 for the three months ended June 30, 2003, compared to $68,000 for the three months ended June 30, 2002. For six month ended June 30, 2003, interest and other income increased to $605,000 as compared to $117,000 for the same period ended June 30, 2002. The increase is primarily attributable to foreign currency fluctuations, a decrease in deferred financing costs relating to the Company’s credit facilities, and an increase in interest income from an increase in the average cash and cash equivalent balance due to the funds received from the sale of the CRM Business.

Gain on Sale of CRM Business

     In the first quarter of 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back to iET for net working capital adjustments. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.

     The Company has recorded a net gain before tax of $7,922,000, which includes net cash consideration of $5,525,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,155,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

     iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the closing of the sale of certain of the assets of the Company’s Germany subsidiary, Applix GmbH. During the period between the initial closing and completion of the Company’s Germany subsidiary closing, Applix GmbH continued to resell the CRM software products provide professional services and maintenance support under a reseller’s agreement between the Company and iET. CRM related license and professional services and maintenance revenues were $0 and $3,959,000, respectively, for the three months ended June 30, 2003 and 2002 and $1,252,000 and $8,621,000, respectively, for the six months ended June 30, 2003 and 2002.

Provision for Income Taxes

     The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability. The Company recorded a provision for income taxes of $115,000 for the three months ended June 30, 2003 as compared to $96,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, provision for income taxes were $764,000 and $160,000, respectively. Additionally, the provision for income taxes for the six months ended June 30, 2003 includes $355,000 for U.S. and foreign income taxes related to the Company’s sale of its CRM Business including the sale of related U.S. and foreign assets and transferred liabilities.

Liquidity and Capital Resources

     The Company derives it liquidity and capital resources primarily from the Company’s cash flow from operating activities and from working capital. The Company’s cash and cash equivalent balance, including restricted cash of $933,000, were $10,492,000 and $9,322,000 as of June 30, 2003 and December 31, 2002, respectively. The Company’s days sales outstanding (“DSO”) in accounts receivable was 59 days as of June 30, 2003, compared with 53 days as of December 31, 2002. The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. The Company did not factor any accounts receivable to the bank for the three and six months ended June 30, 2003, compared to $905,000 on or about December 31, 2002.

     In conjunction with the Company’s sale of its CRM Business to iET in the first quarter of 2003, the Asset Purchase Agreement allows for post closing adjustments to be made based upon finalization of the net working capital as defined by the Agreement. While management does not expect any material purchase adjustments, this could result in the Company paying back a portion of the cash consideration received from iET.

     The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

     Cash used in the Company’s operating activities was $3,751,000 for the six months ended June 30, 2003 compared to cash provided by operating activities of $577,000 for the same period in the prior year. The net income of $3,367,000 for the six months ended June 30, 2003 was primarily due to the net gain of $7,922,000 generated from the sale of the CRM Business and was partially offset by the decrease in operating assets of $1,026,000 and the decrease in operating liabilities of $1,392,000.

     Cash provided by investing activities totaled $5,400,000 for the six months ended June 30, 2003 compared to cash used in investing activities of $1,658,000 for the same period ended June 30, 2002. The increase in cash provided in investing activities is primarily a result of the net cash proceeds of $5,525,000 from the sale of the CRM Business.

     Cash provided by financing activities totaled $98,000 for the six months ended June 30, 2003, which consisted of proceeds of $335,000 from the issuance of stock under stock plans, offset by net payments of $237,000 owed to a certain bank from the accounts receivable factoring arrangement. No receivables were factored during the six months ended June 30, 2003. This compares to total cash provided by financing activities of $654,000 for the period ended June 30, 2002.

     Cash paid for income tax by the Company of $402,000 and $66,000 for the six months ended June 30, 2003 and 2002, respectively was primarily due to foreign taxes paid by its foreign subsidiaries.

     In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out additional contingent cash consideration of $1,348,000 in two quarterly installments between July 1, 2003 and October 1, 2003, all of which is accrued at June 30, 2003.

     As of June 30, 2003, the Company had future cash commitments for the payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating leases

2003	$1,054,000
2004	2,013,000
2005	1,905,000
2006	1,866,000
2007	1,853,000
2008 and after	10,005,000

Total future minimum lease payments	$18,696,000

     The Company is currently evaluating its space needs on a company-wide basis and expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company expects to sublease were vacated and were subleased, the Company could incur a loss of $1,750,000, which is based upon the aggregate difference over the remaining ten and a half years term between the Company’s committed lease rate and the estimated market rates at June 30, 2003 of a prospective sublease arrangement, utilizing a discount rate of 8.5% which the Company determined to be its estimated incremental borrowing rate. In the event that market rates change or other events occur relating to the Company’s evaluation of its options regarding its lease arrangement, the loss could be materially different.

     The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

     The Company has incurred losses for the last several years. As of June 30, 2003, the Company had an accumulated deficit of $42.0 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful market acceptance of Applix products and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

     OUR FUTURE SUCCESS IS DEPENDENT IN LARGE PART ON THE SUCCESS OF OUR CURRENT PRODUCTS.

     In the first quarter of 2003 we sold our CRM Business, which represented 42% of our total revenue in 2002. We have devoted a substantial amount of resources to the development and marketing of our products. We believe that our future financial performance will be dependent in large part on the success of our ability to market our BI and BPM solutions.

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

     WE RELY HEAVILY ON KEY PERSONNEL.

     We rely heavily on key personnel throughout the organization. In the first six months of 2003, we have engaged a new President and Chief Executive Officer, David Mahoney, and a new Chief Financial Officer, Milton A. Alpern. The transition of these positions may result in the distraction of management and a delay in our ability to execute our business strategies. The loss of any of our members of management, or any of our staff of sales and development professionals, could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, the loss of any critical employees or a group thereof, particularly to a competing organization, could cause us to lose market share, and the Applix brand could be diminished.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, Swiss franc and British pound that are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. Relative to foreign currency exposures existing at June 30, 2003, a 10% unfavorable movement in foreign exchange rates related to the Euro, Australian dollar, Swiss franc and British pound would result in approximately an $850,000 loss to earnings.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Stockholders held on June 12, 2003, the following proposals were adopted by the votes specified below:

1)	Election of two Class III Directors for a term of three years:

	FOR	WITHHELD

David C. Mahoney	11,156,298	239,449
Peter Gyenes	11,154,855	240,892

2)	Approval the Company’s 2003 Director Equity Plan:

FOR	AGAINST	ABSTAIN
10,388,480	975,178	32,089

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

10.20	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003

10.21	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003

10.22	Severance Agreement between the Registrant and Walt Hilger, dated June 3, 2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	The Company filed a Current Report on Form 8-K/A on April 4, 2003 relating to the restatement of pro forma financials relating to the sale of the Company’s CRM business.

(2)	The Company filed a Current Report on Form 8-K on April 24, 2003 to furnish a press release relating to the first quarter financial results.

(3)	The Company filed a Current Report on Form 8-K on May 15, 2003 to furnish a press release relating to the restatement of financial results for its 2001 acquisition of Dynamic Decisions.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: August 14, 2003	/s/ Milton A. Alpern

Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized
Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.20	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003

10.21	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003

10.22	Severance Agreement between the Registrant and Walt Hilger, dated June 3, 2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002