Form 10-Q
period 2003-09-30
APPLIX INC /MA/
filed 2003-11-12
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

(508) 870-0300
(Registrant’s telephone number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of November 7, 2003, there were 12,866,557 shares of the Registrant’s common stock, $0.0025 par value, outstanding.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2003

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,970	$8,389
Accounts receivable, less allowance for doubtful accounts of $1,999 and $2,098, respectively	3,419	5,810
Other current assets	2,341	1,906

Total current assets	14,730	16,105
Restricted cash	933	933
Property and equipment, at cost	13,761	14,633
Less: accumulated amortization and depreciation	(12,640)	(12,758)

Net property and equipment	1,121	1,875
Capitalized software costs, net of accumulated amortization of $1,069 and $2,733, respectively	771	1,460
Goodwill	1,158	1,187
Intangible asset, net of accumulated amortization of $625 and $438, respectively	875	1,062
Other assets	796	925

TOTAL ASSETS	$20,384	$23,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,753	$2,296
Accrued expenses	7,206	9,563
Deferred revenue	5,790	8,703

Total current liabilities	14,749	20,562
Long term liabilities	503	566
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 13,123,939 and 12,675,176 shares issued, respectively	33	32
Additional paid in capital	50,292	49,600
Accumulated deficit	(42,706)	(45,365)
Accumulated other comprehensive loss	(1,126)	(487)

	6,493	3,780
Less: treasury stock, 357,627 and 306,198 shares, respectively	(1,361)	(1,361)

Total stockholders’ equity	5,132	2,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,384	$23,547

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Software license	$3,108	$3,231	$8,457	$11,682
Professional services and maintenance	3,315	4,951	10,741	15,082

Total revenues	6,423	8,182	19,198	26,764
Cost of revenues:
Software license	329	502	1,161	1,275
Professional services and maintenance	1,164	2,341	4,089	7,605

Total cost of revenues	1,493	2,843	5,250	8,880
Gross margin	4,930	5,339	13,948	17,884
Operating expenses:
Product development	1,343	1,615	4,233	4,060
Sales and marketing (includes $0 and $23 of stock-based compensation for the three and nine months ended September 30, 2003, respectively)	2,332	3,435	7,812	10,411
General and administrative (includes $105 and $275 of stock-based compensation for the three and nine months ended September 30, 2003, respectively)	1,723	1,318	6,003	3,836
Compensation expenses and amortization of acquired intangible asset (Note 6)	63	616	771	1,792
Restructuring expenses	—	398	—	361

Total operating expenses	5,461	7,382	18,819	20,460

Operating loss	(531)	(2,043)	(4,871)	(2,576)
Non-operating income (expense):
Net gain (loss) from sale of subsidiary	(144)	—	(164)	—
Interest and other income (expense), net	85	(126)	710	(9)
Net gain from sale of CRM business (Note 7)	(12)	—	7,910	—

Income (loss) from continuing operations before income taxes	(602)	(2,169)	3,585	(2,585)
(Benefit from) provision for income taxes	—	(49)	764	111

Income (loss) from continuing operations	(602)	(2,120)	2,821	(2,696)
Loss from discontinued operations	(106)	(43)	(162)	(128)

Net income (loss)	$(708)	$(2,163)	$2,659	$(2,824)

Net income (loss) per share, basic and diluted
Continuing operations - basic	$(0.05)	$(0.17)	$0.23	$(0.22)
Discontinued operations - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net income (loss) per share - basic	$(0.06)	$(0.18)	$0.21	$(0.23)
Net income (loss) per share - diluted	$(0.06)	$(0.18)	$0.21	$(0.23)
Weighted average number of shares outstanding:
Basic	12,641	12,282	12,508	12,184
Diluted	12,641	12,282	12,839	12,184

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,659	$(2,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	705	847
Amortization	876	917
Provision for doubtful accounts	22	229
Gain on sale of CRM business	(7,910)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,369	231
Sale of accounts receivable	—	1,655
Increase in prepaid and other current assets	(425)	(409)
Decrease in accounts payable	(427)	(33)
Decrease in accrued expenses	(3,136)	(1,685)
Increase in deferred revenue	681	870

Cash used in operating activities	(4,586)	(202)
Cash flows from investing activities:
Property and equipment expenditures	(148)	(385)
Capitalized software costs	—	(1,417)
Net proceeds from sale of CRM business	5,525	—

Cash provided by (used in) investing activities	5,377	(1,802)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	693	388
Proceeds from short-term borrowing	—	234
Payment on short-term borrowing	(237)	(644)

Cash provided by (used in) financing activities	456	(22)
Effect of exchange rate changes on cash	(666)	89

Increase (decrease) in cash and cash equivalents	581	(1,937)
Cash and cash equivalents at beginning of period	8,389	8,228

Cash and cash equivalents at end of period	$8,970	$6,291

Supplemental disclosure of cash flow information
Cash paid for income tax	$509	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

     Applix, Inc. (“Applix” or the “Company”) is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics, which include Applix TM1 and Applix Integra technology and related applications, such as Applix TM1 Web. The Company’s products represent one principal business segment, which Applix reports as its continuing operations. Historically, the Company also provided customer relationship management (CRM) solutions. The Company sold certain assets relating to its CRM software solutions (the “CRM Business”) in the first quarter of 2003 (See Note 7). The Company’s operating results reflect the CRM Business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German CRM operations.

     On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented (See Note 10).

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2002.

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

     As part of an arrangement, end-user customers typically purchase maintenance contracts and sometimes professional services from the Company. Maintenance services include telephone and Web based technical support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. Therefore, professional services are deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, training, building simple interfaces and running test data.

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

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company determines that this warranty provision is not an acceptance provision and it therefore has been accounted for as a warranty in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting For Contingencies” (“SFAS 5”).

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

Intangible Asset

     Amortization expense related to an intangible asset, the customer relationships acquired in the Dynamic Decisions Pty Limited (“Dynamic Decisions”) acquisition (See Note 6), totaled $62,500 and $187,500 for the three and nine months ended September 30, 2003 and 2002, respectively. The estimated future annual amortization expense for this intangible asset remaining as of September 30, 2003 is as follows:

Remainder of	2003	$62,500
	2004	250,000
	2005	250,000
	2006	250,000
	2007	62,500

Impairment of Long-Lived Assets

     The Company tests goodwill for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events, as defined by SFAS 142. The Company completed its annual testing for impairment in the third quarter of 2003 and determined that no such impairment exists as of the third quarter of 2003. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount. The fair value of the reporting unit is estimated using the Income Approach, a present value technique.

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

     The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of factors including demand for a product, operating results, business plans and economic projections. In addition, the Company considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. During the three and nine months ended September 30, 2003, the Company had $387,000 and $682,000, respectively, in revenue for the products to which the capitalized software development costs relate. The Company believes that based on future anticipated sales, the carrying value of the capitalized software of approximately $771,000 does not exceed its net realizable value as of September 30, 2003. The Company will continue to evaluate the net realizable value of the capitalized software based primarily on actual and forecasted sales and record a charge to write-down the carrying value if factors indicate that the carrying value will not be realizable.

     There were no software development costs that qualified for capitalization during the three and nine months ended September 30, 2003. Amortization expense related to software development cost was $230,000 and $275,000, for the three months ended September 30, 2003 and 2002, respectively. Amortization expense related to software development costs was $689,000 and $728,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

     For the three and nine months ended September 30, 2003, the Company recorded a provision for income taxes of $0 and $764,000, respectively. The nine months ended September 30, 2003 includes $355,000 for United States (federal and state) and foreign income taxes related to the Company’s sale of its CRM Business.

     Additionally, during 2003, the Company evaluated its ability to utilize its net operating loss carry forwards and the impact of Section 382 of the United States (“U.S.”) Internal Revenue Code of 1986, as amended (“Section 382”) including use of such loss carry forwards to offset its U.S. gain on the sale of the U.S. portion of its CRM Business. Section 382 provides annual limitations to the use of net operating loss carry forwards against future taxable income in the event of a change of ownership. The Company has completed a full analysis of these ownership changes and does not believe that the changes in ownership will increase the Company’s income tax expense as a result of a limitation on its ability to use its net operating loss carry forwards.

     The Company has provided for amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision based upon the evaluation of the estimated forecasted results for the year as a whole. Uncertainties may arise as a consequence of cost reimbursement arrangements among related entities. Although management believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

Translation of Foreign Currencies

     The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss) within stockholders’ equity (See Note 4). The Company has determined that its intercompany receivables and payables balances with its foreign subsidiaries are short-term in nature and as a result, the Company re-measures these balances at each period end and records any related foreign currency gains and losses in its consolidated statements of operations. The short-term intercompany balances with its foreign subsidiaries are denominated in the Euro, Australian dollar, Swiss franc and British pound. For the three and nine months ended September 30, 2003, foreign exchange gains recorded in the consolidated statements of operations totaled $64,000 and $723,000, respectively, primarily as a result of the strengthening Euro, British pound and Australian dollar against the U.S. dollar. For the three and nine months ended September 30, 2002, foreign exchange gains and losses recorded in the consolidated statements of operations were not material.

     The Company occasionally enters into foreign currency forward contracts that economically hedge gains and losses generated by the re-measurement of certain assets and liabilities denominated in a foreign currency. These foreign exchange contracts are entered into in the ordinary course of business, and accordingly, are not speculative in nature. The Company typically hedges intercompany and receivable balances for periods of 90 days or less. The changes in the fair value of these undesignated hedges are recognized in the statements of operations immediately as an offset to the changes in fair value of the asset or liability being hedged. The Company entered into one hedging contract in 2002 and did not have any open hedging contracts as of September 30, 2003. For the three and nine months ended September 30, 2002, realized and unrealized gains and losses were not material.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and their realizability, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts, accrued liabilities, deferred revenue and certain post closing adjustments and transaction costs related to the sale of the Company’s CRM Business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$(708)	$(2,163)	$2,659	$(2,824)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	105	—	275	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(457)	(582)	(1,616)	(1,943)

Pro forma net income (loss)	$(1,060)	$(2,745)	$1,318	$(4,767)

Net income (loss) per share
Basic — as reported	$(0.06)	$(0.18)	$0.21	$(0.23)
Diluted — as reported	$(0.06)	$(0.18)	$0.21	$(0.23)
Basic — pro forma	$(0.08)	$(0.22)	$0.11	$(0.39)
Diluted —pro forma	$(0.08)	$(0.22)	$0.10	$(0.39)
Weighted average number of shares outstanding:
Basic	12,641	12,282	12,508	12,184
Diluted	12,641	12,282	12,839	12,184

3. Net Income (Loss) Per Share

     Net income (loss) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except net income (loss) per share)
Numerator:
Income (loss) from continuing operations	$(602)	$(2,120)	$2,821	$(2,696)
Loss from discountinued operations	(106)	(43)	(162)	(128)

Net income (loss)	$(708)	$(2,163)	$2,659	$(2,824)

Denominator:
Denominator for basic net income (loss) per share — weighted shares outstanding	12,641	12,282	12,508	12,184
Effect of dilutive employee stock options	—	—	331	—

Denominator for diluted net income (loss) per share	12,641	12,282	12,839	12,184

Basic net income (loss) per share
Continuing operations	$(0.05)	$(0.17)	$0.23	$(0.22)
Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Total net income (loss) per share	$(0.06)	$(0.18)	$0.21	$(0.23)

Diluted net income (loss) per share
Continuing operations	$(0.05)	$(0.17)	$0.22	$(0.22)
Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Total net income (loss) per share	$(0.06)	$(0.18)	$0.21	$(0.23)

Antidilutive options	1,672	3,677	1,735	3,047

     Diluted loss per share is the same as basic loss per share for three and nine months ended September 30, 2002 and for the three months ended September 30, 2003 since the effect of stock options would be anti-dilutive. Anti-dilutive options for the nine months ended September 30, 2003 represent options that have an exercise price greater than the average fair market value of the Company’s common stock for the period.

4. Comprehensive Income (Loss)

     Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income (loss)	$(708)	$(2,163)	$2,659	$(2,824)
Other comprehensive income (loss)	(38)	89	(639)	130

Total comprehensive income (loss)	$(746)	$(2,074)	$2,020	$(2,694)

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

6. Acquisition

     On March 31, 2001, the Company acquired all of the outstanding common stock of Dynamic Decisions, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pacific Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $935,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expenses within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expenses and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made three cash payments totaling $1,855,000 in 2003 and four cash payments totaling $2,153,000 in 2002. As of September 30, 2003, there is one remaining contingent payment totaling $681,000, which has been accrued and will be paid in the fourth quarter of 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At
March 31, 2001
(in thousands)

Cash, cash equivalents and short-term investments	$25
Accounts receivable, net	611
Prepaid and other current assets	154
Fixed assets, net	16
Intangible customer relationships	1,500
Goodwill	935
Accounts payable	433
Accrued expenses	60
Deferred maintenance	300
Deferred tax liability	450

7. Gain from Sale of CRM Business

     In the first quarter of 2003, the Company completed the sale of the CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back and an additional amount of $262,000 was accrued for as of September 30, 2003 to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.

     iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of certain assets of the Company’s Germany subsidiary, Applix GmbH. During the period of the initial closing and completion of the Company’s Germany subsidiary closing, Applix GmbH continued to resell the CRM software products sold to iET, and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET.

     The Company’s results for the three-month period ended September 30, 2003 do not include any CRM related license, professional services and maintenance revenues. The Company’s results for the nine months ended September 30, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

     The Company has recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,525,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,167,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

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

     As of September 30, 2003, the Company had future cash commitments for the payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating leases

(in thousands)
2003	$531
2004	2,017
2005	1,907
2006	1,868
2007	1,855
2008 and after	10,010

Total minimum lease payments	$18,188

     The Company is currently evaluating its space needs on a company-wide basis and expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company expects to sublease was vacated and subleased, the Company could incur a loss of $1,900,000, which is based upon the aggregate difference over the remaining ten and a quarter years term between the Company’s committed lease rate and the estimated market rates at September 30, 2003 of a prospective sublease arrangement, utilizing a discount rate of 8.5% which the Company determined to be its estimated incremental borrowing rate. In the event that market rates change or other events occur relating to the Company’s evaluation of its options regarding its lease arrangement, the loss could be materially different. The Company currently has full access to all its leased facilities and has not recorded any charges related to potential lease abandonment. Such charges will only be recorded if and when the Company commits to actions, which will result in vacating space.

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

10. Discontinued Operation

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit was reclassified as a discontinued operation. The Company’s results of operations for the quarters ended September 30, 2003 and 2002 included $106,000 and $43,000, respectively, in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (See Note 8) and legal and accounting costs associated with winding down the VistaSource business. For the nine months ended September 30, 2003 and 2002, expenses related to discontinued operations were $162,000 and $128,000, respectively.

11. Non-recourse Sale of Receivables

     The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. During 2003, the Company did not sell any of its accounts receivables.

     On or about December 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the purchase arrangement in the amount of $905,000 resulting in a sale of accounts receivable of $668,000 for the three months ended December 31, 2002. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities” (“SFAS 140”), the Company recognized a sale for those account receivable balances for which there was no future obligation to the customer in the amount of $668,000 for the three months ended December 31, 2002. The Company concluded that these accounts have been legally isolated, and accordingly, these amounts were excluded from the Company’s accounts receivable balance at December 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002, the Company recorded a net amount of $237,000 of the $905,000 as a financing transaction and recognized this amount as a liability because the sale of these receivables did not qualify to be recorded as a sale under SFAS 140.

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

13. Executive Termination Costs

     On February 27, 2003, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company has agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a Secured Promissory Note dated July 30, 2000 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the Severance Agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which was held by the Company in treasury as of September 30, 2003, which stock the executive had purchased using the funds loaned to the executive pursuant to such Secured Promissory Note. During the first quarter of 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts are to be paid in 15 equal installments, and the remaining unpaid balance as of September 30, 2003 was $172,000.

     In the second quarter of 2003, the Company entered into Severance Agreements with two executives. Pursuant to their agreements, the Company has agreed to pay the executives their salary and provide the executives certain benefits including medical during their severance period. During the second quarter of 2003, the Company recorded $206,000 in costs related to the termination of the executives, and $103,000 in stock-based compensation related to one of the executives. The severance amounts are to be paid in equal installments. In the third quarter, the Company recorded an adjustment of $37,000 for severance amounts for one of these executives. The remaining unpaid balance as of September 30, 2003 was $34,500.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

     The Company is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics, which include Applix TM1 and Applix Integra technology and related applications, such as Applix TM1 Web. Historically, the Company also provided customer relationship management (CRM) solutions. In the first quarter of 2003, the Company completed the sale of the CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC, for $5,750,000 in cash consideration, of which $225,000 was paid back and an additional $262,000 will be paid in the fourth quarter of 2003 to iET for net working capital adjustments, and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products. The Company has recorded a net gain of $7,910,000 in 2003.

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

     Included in the Company’s results for the nine month period ending September 30, 2003 are CRM revenues of $253,000 and $999,000 for license, and professional services and maintenance, respectively.

     In December 2000, the Company committed to a plan to dispose of the operations of its VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC, for $1,300,000 and a 19% equity interest in Real-Time. The Company’s results of operations for the three and nine months ended September 30, 2003 included $106,000 and $162,000, respectively, in expenses recorded as discontinued operations primarily relating to certain defense costs incurred from a claim filed against VistaSource and legal and accounting costs associated with winding down the VistaSource business. See Note 8 and Note 10 to the unaudited condensed consolidated financial statements.

     On March 31, 2001, the Company acquired all of the outstanding common stock of Dynamic Decisions, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region. The total cost of $5,867,000 consists of maximum cash consideration of $5,150,000, transaction costs of $490,000, and 100,000 shares of the Company’s common stock, which had a fair market value of $227,000 at the date of acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. An intangible asset, acquired customer relationships of $1,500,000, was recorded based on the fair value of the asset at the time of acquisition and is being amortized on a straight-line basis over its estimated useful life of six years. The excess of the purchase price over the fair value of the net assets acquired of $935,000 was recorded as goodwill. Goodwill is no longer amortized under the provision of SFAS 142. The purchase price exceeded the fair market value of the net assets purchased due in part to the revenues, profitability and expected future cash flow from established customer base.

     Per the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expenses within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expense and accrued are translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made three cash payments totaling $1,855,000 in 2003 and four cash payments totaling $2,153,000 in 2002. As of September 30, 2003, there is one remaining contingent payment totaling $681,000, which has been accrued and will be paid in the fourth quarter of 2003.

     In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sales office, for $362,000 and recorded a net gain of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser the exclusive rights to resell the Company’s CRM products in the Netherlands. During the third quarter of 2003, the Company recorded an adjustment to eliminate the gain on the sale of its Dutch subsidiary.

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

     Revenue from consulting and training is recognized at the time the services are rendered. For contracts with multiple obligations (e.g., deliverable and undeliverable products, support obligations, consulting, and training services), the Company allocates revenue to each element of the contract based on vendor specific objective evidence (“VSOE”) of the fair value of the elements. The Company has determined fair value based upon prices it charges customers when these elements are sold separately. Maintenance contracts are generally sold with the initial licenses. The related maintenance revenue is deferred based upon VSOE, which is determined by the renewal price of the annual maintenance contract, and is recognized ratably over the maintenance contract period. The Company recognizes consulting and training service revenues, including those sold with license fees, as the services are performed based upon their established VSOE. The Company determines the amount of revenue to allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, the Company allocates the total value of the arrangement first to the undelivered elements based on their VSOE and the remainder to the delivered element, the software license.

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

Goodwill and Other Intangible Assets and Related Impairment

     During 2001, the Company completed its acquisition of Dynamic Decisions and recorded goodwill in the amount of $935,000 associated with the excess purchase price over the fair value of the net assets acquired and identifiable intangible assets of $937,000, net of accumulated amortization, assigned to identified customer relationships. The amounts assigned to the identifiable assets and liabilities acquired in connection with the acquisition were based on estimated fair values at the date of acquisition. The fair values were determined by the Company’s management, based in part upon information supplied by the management of the acquired business and a valuation prepared by an independent appraiser. The valuation of identified customer relationships has been based primarily upon future cash flow projections discounted to present value using a risk-adjusted discount rate.

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

Restructuring

     During 2002, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company’s actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates and impact operations and cash flow other than to the extent already provided in these financial statements.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At September 30, 2003 and December 31, 2002, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     During 2003, the Company evaluated its ability to utilize its net operating loss carryforwards and the impact of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (“Section 382”), including use of such loss carryforwards on its U.S. gain of the U.S. portion of its CRM Business. Under Section 382, annual limitations apply to the use of net operating loss carryforwards against future taxable income in the event of a change of ownership, as defined by Section 382. The Company has completed a full analysis of these ownership changes and does not believe that changes in ownership will impact its ability to use its net operating loss carryforwards.

     The Company has provided for amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision based upon the evaluation of the estimated forecasted results for the year as a whole. Uncertainties may arise as a consequence of cost reimbursement arrangements among related entities. Although management believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

Results of Operations

     For the Three and Nine Months Ended September 30, 2003 and 2002:

Revenues

	(in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

		Percent of		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Software License	$3,108	48%	$3,231	39%	$8,457	44%	$11,682	44%
Professional Services	551	9%	1,200	15%	2,437	13%	4,359	16%
Maintenance	2,764	43%	3,751	46%	8,304	43%	$10,723	40%

Total professional services and maintenance	3,315	52%	4,951	61%	10,741	56%	15,082	56%

Total Revenues	$6,423	100%	$8,182	100%	$19,198	100%	$26,764	100%

     Total revenues for the quarter ended September 30, 2003 were $6,423,000, consisting exclusively of BI/BPM revenue, compared to $8,182,000, consisting of $5,142,000 of BI/BPM revenue and $3,040,000 of CRM revenue, for the quarter ended September 30, 2002. Total revenues for the nine months ended September 30, 2003 and 2002 were $19,198,000 and $26,764,000, respectively. The decrease in total revenues was primarily due to the Company’s sale of its CRM Business in the first quarter of 2003.

     The following table sets forth the revenues by market:

			(in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

		Percent of		Percent of		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Market
Software license revenues:
BPM and BI	$3,108	100%	$2,668	83%	$8,204	97%	$7,846	67%
CRM	—	0%	563	17%	253	3%	3,836	33%

Total software license revenues	3,108	100%	3,231	100%	8,457	100%	11,682	100%

Professional services revenues:
BPM and BI	551	100%	429	36%	1,997	82%	1,393	32%
CRM	—	0%	771	64%	440	18%	2,966	68%

Total professional services revenues	551	100%	1,200	100%	2,437	100%	4,359	100%
Maintenances revenues:
BPM and BI	2,764	100%	2,045	55%	7,745	93%	5,864	55%
CRM	—	0%	1,706	45%	559	7%	4,859	45%

Total maintenance revenues	2,764	100%	3,751	100%	8,304	100%	10,723	100%
Professional services and maintenance revenues:
BPM and BI	3,315	100%	2,474	50%	9,742	91%	7,257	48%
CRM	—	0%	2,477	50%	999	9%	7,825	52%

Total professional services and maintenance revenues	3,315	100%	4,951	100%	10,741	100%	15,082	100%

Total revenues:
BPM and BI	6,423	100%	5,142	63%	17,946	93%	15,103	56%
CRM	—	0%	3,040	37%	1,252	7%	11,661	44%

Total revenues	$6,423	100%	$8,182	100%	$19,198	100%	$26,764	100%

Software License Revenues

     Software license revenues decreased by $123,000 to $3,108,000, which represents 48% of the total revenue for the three months ended September 30, 2003, from $3,231,000, which represents 39% of the total revenue, for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, software license revenues were $8,457,000, which represents 44% of the total revenues, and $11,682,000, which represents 44% of the total revenues, respectively. The decrease in software license revenues was primarily due to the Company’s sale of the CRM Business in the first quarter of 2003, which was partially offset by an increase in non-CRM revenues.

     Revenues in the third quarter of 2003 solely represent BI/BPM revenues. BI/BPM license revenues for the third quarter of 2003 were $3,108,000, which represents a 16% increase from $2,668,000 of BI/BPM license revenues in the third quarter ended September 30, 2002. For the nine months ended September 30, 2003, BI/BPM license revenues were $8,204,000 compared to $7,846,000 for the nine months ended September 30, 2002.

     The following table sets forth the software license revenues by sales office geography:

	(in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

		Percent of		Percent of		Percent of		Percent of
		Software License		Software License		Software License		Software License
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

North America	$1,145	37%	$1,559	48%	$2,569	30%	$5,845	50%

PacRim	404	13%	514	16%	1,498	18%	1,543	13%
Europe	1,559	50%	1,158	36%	4,390	52%	4,294	37%

Total international revenues	1,963	63%	1,672	52%	5,888	70%	5,837	50%

Total software license revenues	$3,108	100%	$3,231	100%	$8,457	100%	$11,682	100%

     North America license revenues decreased by $414,000 to $1,145,000 for the quarter ended September 30, 2003 from $1,559,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, North America license revenues decreased by $3,276,000 to $2,569,000 from $5,845,000 for the nine months ended September 30, 2002. The decreases in North America license revenues were primarily due to the sale of the CRM Business. International license revenues increased by $291,000 to $1,963,000 for the quarter ended September 30, 2003 from $1,672,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, international license revenues increased by $51,000 to $5,888,000 compared to $5,837,000 for the nine months ended September 30, 2002.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing the direct sales force with the indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”), independent distributors and sales agents.

Professional Services and Maintenance Revenues

     The following two tables set forth the professional services and maintenance revenues generated by North America and international markets:

	(in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

		Percent of		Percent of		Percent of		Percent of
		Professional		Professional		Professional		Professional
		Service and		Service and		Service and		Service and
		Maintenance		Maintenance		Maintenance		Maintenance
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

North America	$1,151	35%	$1,858	38%	$3,616	34%	$5,748	38%

PacRim	677	20%	614	12%	2,015	19%	1,881	12%
Europe	1,487	45%	2,479	50%	5,110	48%	7,453	49%

Total international professional services and maintenance	2,164	65%	3,093	62%	7,125	66%	9,334	62%

Total professional services and maintenance revenues	$3,315	100%	$4,951	100%	$10,741	100%	$15,082	100%

     Professional services and maintenance revenues decreased for the three months ended September 30, 2003 to $3,315,000, or 52% of total revenue, compared to $4,951,000, or 61% of total revenues for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, professional services and maintenance revenues were $10,741,000, or 56% of total revenues, and $15,082,000, or 56% of total revenues, respectively. During the third quarter of 2003, maintenance revenues decreased $987,000 to $2,764,000 as compared to $3,751,000 for the three months ended September 30, 2002, and professional services decreased $649,000 to $551,000 as compared to $1,200,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, maintenance revenues decreased $2,419,000 to $8,304,000 as compared to $10,723,000 for the same period in 2002. Professional services decreased $1,922,000 during the nine months ended September 30, 2003 to $2,437,000 as compared to $4,359,000 in the same period of 2002. The decrease in professional services and maintenance revenues is primarily due to the sale of the CRM Business. The Company expects the maintenance revenues as a component of total professional service and maintenance revenues to continue to increase due to strong customer maintenance renewal rates and the greater use of authorized Applix partners for professional services.

     North America professional services and maintenance revenues decreased $707,000 to $1,151,000 for the three months ended September 30, 2003 from $1,858,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, North America professional services and maintenance revenues decreased $2,132,000 to $3,616,000 as compared to $5,748,000 for the same period ended September 30, 2002. International professional services and maintenance revenues decreased $929,000 to $2,164,000 in the three months ended September 30, 2003 from $3,093,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, international professional services and maintenance revenues decreased $2,209,000 to $7,125,000 as compared to $9,334,000 for the nine months ended September 30, 2002. The decrease in professional services and maintenance revenues in both the North America and international markets was primarily attributable to the sale of the CRM Business in the first quarter of 2003.

Cost of Revenues

	( in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

	2003	(A)	2002	(A)	2003	(A)	2002	(A)

Cost of software license revenues	$329	11%	$502	16%	$1,161	14%	$1,275	11%
Cost of professional services and maintenance revenues
Cost of professional services	517	94%	1,316	110%	2,033	83%	4,438	102%
Cost of maintenance revenues	647	23%	1,025	27%	2,056	25%	3,167	30%

	1,164		2,341		4,089		7,605

Total cost of revenues	$1,493		$2,843		$5,250		$8,880

Gross margin
Software license	$2,779	89%	$2,729	84%	$7,296	86%	$10,407	89%

Professional services	34	6%	(116)	-10%	404	17%	(79)	-2%
Maintenance	2,117	77%	2,726	73%	6,248	75%	7,556	70%

	2,151		2,610		6,652		7,477

Total gross margin	$4,930		$5,339		$13,948		$17,884

(A) Percentage represents:

(i) cost of software license revenues as a percentage of software license revenues;

(ii) cost of professional services revenues as a percentage of professional service revenues;

(iii) cost of maintenance revenues as percentage of maintenance revenues;

(iv) gross margin as a percentage of total respective revenues.

Cost of Software License Revenue

     Cost of software licenses revenues consists primarily of amortization of capitalized software costs, third-party software royalties, personnel salaries and benefits, cost of product packaging and documentation materials, and order fulfillments. Cost of software license revenues was $329,000 for the three months ended September 30, 2003, compared to $502,000 for the three months ended September 30, 2002. For nine months ended September 30, 2003 and 2002, cost of software license revenue was $1,161,000 and $1,275,000, respectively. Cost of software license revenues decreased for the three and nine months ended September 30, 2003 compared to September 30, 2002 primarily due to a decrease in the amortization of capitalized software development costs related to the Company’s new product development and a decrease in third-party royalties. As a percentage of software license revenue, cost of software license revenue decreased to 11% in the three months ended September 30, 2003, compared to 16% for the same period ended September 30, 2002. For the nine months ended September 30 2003 and 2002, cost of license revenue as a percentage of software license revenue was 14% and 11%, respectively.

Cost of software license as a percentage of license revenue decreased for the three and nine months ended September 30, 2003 compared to September 30, 2002 was primarily due to the sale of the CRM Business in the first quarter of 2003.

Cost of Professional Services and Maintenance Revenue

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers, which payments are generally capitalized and amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenue decreased to $1,164,000 for the three months ended September 30, 2003 from $2,341,000 for the three months ended September 30, 2002. Professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 65% for the three months ended September 30, 2003 as compared to 53% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, cost of professional services and maintenance revenues decreased $3,516,000 to $4,089,000 from $7,605,000 in the same period of 2002. The decrease was primarily due to the sale of the CRM Business in the first quarter of 2003. During the same nine months period, professional services and maintenance revenue gross margin as a percentage of professional services revenue improved to 62% in 2003 as compared to 50% in 2002. The improvement in professional services and maintenance revenue gross margin is due to higher consulting utilization and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

Operating Expenses

	( in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

		Percent of		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Product development	$1,343	21%	$1,615	20%	$4,233	22%	$4,060	15%
Sales and marketing	2,332	36%	3,435	42%	7,812	41%	10,411	39%
General and administrative	1,723	27%	1,318	16%	6,003	31%	3,836	14%
Compensation expenses and amortization of acquired intangible asset	63	1%	616	8%	771	4%	1,792	7%
Restructuring expenses	—	0%	398	5%	—	0%	361	1%

Total operating expenses	$5,461	85%	$7,382	90%	$18,819	98%	$20,460	76%

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

     Product development expenses decreased to $1,343,000 for the three months ended September 30, 2003 from $1,615,000 for the three months ended September 30, 2002. These expenses represent 21% of total revenue for the three months ended September 30, 2003 compared to 20% of total revenue for the three months ended September 30, 2002. For nine months ended September 30, 2003, product development expenses were $4,233,000, or 22% of total revenues, compared to $4,060,000, or 15% of total revenues, for the nine months ended September 30, 2002. The increases in product development expenses as a percentage of total revenues were primarily due to the Company not capitalizing any additional product development costs related to its software products as no costs met the criteria for capitalization. This percentage of revenue increase was partially offset by a reduction in product development salaries and benefits from those employees transferred in connection with the sale of the CRM Business in the first quarter of 2003. The Company did not capitalize any product development costs for the three and nine months ended September 30, 2003 compared to $209,000 and $1,417,000, respectively, for the three and nine months ended September 30, 2002. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products including Applix TM1, Applix Integra and related applications which includes Applix TM1 Web.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations. Sales and marketing expenses decreased 32% to $2,332,000 for the three months ended September 30, 2003 from $3,435,000 for the three months ended September 30, 2002. For nine months ended September 30, 2003 and 2002, sales and marketing expenses were $7,812,000 and $10,411,000, respectively. The overall decrease in spending was primarily attributable to the decrease in sales commissions that resulted from a decrease in the Company’s license revenues and a reduction in sales and marketing salaries, commissions, bonuses and benefits from those employees transferred in connection with the sale of the CRM Business in the first quarter of 2003. Sales and marketing expenses decreased as a percentage of total revenue to 36% for three months ended September 30, 2003 compared to 42% for the three months ended September 30, 2002. Sales and marketing expenses increased as a percentage of total revenue to 41% for nine months ended September 30, 2003 compared to 39% for the nine months ended September 30, 2002. The Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits and occupancy costs for administrative, executive and finance, information technology and human resource personnel. General and administrative expenses increased $405,000, to $1,723,000, or 27% of total revenue, for the three months ended September 30, 2003 from $1,318,000, or 16% of total revenue, for the three months ended September 30, 2002. General and administrative expenses increased $2,167,000 to $6,003,000, or 31% of total revenue for the nine months ended September 30, 2003 from $3,836,000, or 14% of the total revenue, for the nine months ended September 30, 2002. The increase was primarily due to executive severance costs, stock compensation expenses, costs associated with the Company’s two financial restatements, costs associated with the related SEC investigation and legal and auditing fees.

Compensation Expenses and Amortization of Acquired Intangible Asset

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of an acquired intangible asset, consisting of customer relationships, associated with the acquisition. Per the terms of the share purchase agreement, total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000, payable in 10 installments over a maximum of 30 months beginning on July 1, 2001.

     Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed, paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were accounted for as compensation expenses within operating expenses. These eight installments were expensed ratably on a straight-line basis over the key employees’ employment period, which commenced on April 1, 2001 and ended on March 31, 2003. Of these contingent payments, the Company made three cash payments totaling $1,855,000 in 2003 and four payments totaling $2,153,000 in 2002. As of September 30, 2003, there was one remaining contingent payment totaling $681,000, which has been accrued and is expected to be paid in the fourth quarter of 2003.

     The amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $62,500 for each of the three months ended September 30, 2003 and 2002, respectively and $187,500 for each of the nine months ended September 30, 2003 and 2002, respectively.

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

Non-Operating Income

	( in thousands except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,

		Percent of		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Net gain (loss) from sale of subsidiary	$(144)	-2%	—	0%	$(164)	-1%	—	0%
Interest and other income (expense), net	85	1%	$(126)	-2%	710	4%	(9)	0%
Net gain from sale of CRM business	(12)	0%	—	—	7,910	41%	—	—

Total	$(71)		$(126)		$8,456		$(9)

Net Gain (Loss) from Sale of Subsidiary

     In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sale office, for $362,000 and recorded a net gain of $141,000 on December 31, 2002. During the third quarter of 2003, the Company recorded an adjustment to eliminate the gain on the sale of its Dutch subsidiary.

Interest and Other Income (Expense), Net

     Interest and other income increased to $85,000 for the three months ended September 30, 2003, compared to interest and other expense of $126,000 for the three months ended September 30, 2002. For nine months ended September 30, 2003, interest and other income increased to $710,000 as compared to interest and other expense of $9,000 for the same period ended September 30, 2002. The increase is primarily attributable to foreign currency fluctuations on intercompany balances denominated in the Company’s foreign subsidiaries local currency (British pound, Euro, Swiss Franc and Australia dollar), a decrease in deferred financing costs relating to the Company’s credit facilities, and an increase in interest income from an increase in the average cash and cash equivalent balance due to the funds received from the sale of the CRM Business.

Net Gain from Sale of CRM Business

     In the first quarter of 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), an a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $225,000 was paid back and an additional $262,000 was accrued for as of September 30, 2003, which will be paid back to iET for net working capital adjustments. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.

     The Company has recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,525,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,167,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

     iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the closing of the sale of certain of the assets of the Company’s Germany subsidiary, Applix GmbH. During the period between the initial closing and completion of the Company’s Germany subsidiary closing, Applix GmbH continued to resell the CRM software products and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET. CRM related license and professional services and maintenance revenues were $0 and $3,040,000, for the three months ended September 30, 2003 and 2002, respectively, and $1,252,000 and $11,661,000, for the nine months ended September 30, 2003 and 2002, respectively.

(Benefit from) Provision for Income Taxes

     The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability. The Company recorded no provision for income taxes for the three months ended September 30, 2003 as compared to an income tax benefit of $49,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, provisions for income taxes were $764,000 and $111,000, respectively. Additionally, the provision for income taxes for the nine months ended September 30, 2003 includes $355,000 for U.S. (federal and state) and foreign income taxes related to the Company’s sale of its CRM Business including the sale of related U.S. and foreign assets and transferred assumed liabilities.

Liquidity and Capital Resources

     The Company derives it liquidity and capital resources primarily from the Company’s cash flow from operations and from working capital. The Company’s cash and cash equivalent balance were $9,903,000 and $9,322,000 as of September 30, 2003 and December 31, 2002, respectively, which includes restricted cash of $933,000. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 48 days as of September 30, 2003, compared with 53 days as of December 31, 2002. The Company has a non-recourse accounts receivable purchase arrangement with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million, at a purchase price equal to the balance of the accounts less a discount rate and a fee. The Company did not factor any accounts receivable to the bank for the three and nine months ended September 30, 2003, compared to $905,000 on or about December 31, 2002.

     In connection with the Company’s sale of its CRM Business to iET in the first quarter of 2003, the Asset Purchase Agreement allows for post-closing adjustments to be made based upon finalization of the net working capital as defined by the Agreement. The Company has already paid back $225,000 of the cash consideration received from iET and an additional $262,000 is expected to be paid back in the fourth quarter of 2003.

     The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

     Cash used in the Company’s operating activities was $4,586,000 for the nine months ended September 30, 2003 compared to cash used in operating activities of $202,000 for the same period in the prior year. The net income of $2,659,000 for the nine months ended September 30, 2003 was primarily due to the net gain of $7,910,000 generated from the sale of the CRM Business and was partially offset by the decrease in operating assets of $1,944,000 and the decrease in operating liabilities of $2,882,000.

     Cash provided by investing activities totaled $5,377,000 for the nine months ended September 30, 2003 compared to cash used in investing activities of $1,802,000 for the same period ended September 30, 2002. The increase in cash provided in investing activities is primarily a result of the net cash proceeds of $5,525,000 from the sale of the CRM Business.

     Cash provided by financing activities totaled $456,000 for the nine months ended September 30, 2003, which consisted of proceeds of $693,000 from the issuance of stock under stock plans, offset by net payments of $237,000 owed to a certain bank from amounts outstanding at December 31, 2002 related to the accounts receivable factoring arrangement. This compares to total cash used in financing activities of $22,000 for the nine months ended September 30, 2002.

     Cash paid for income tax by the Company of $509,000 and $0 for the nine months ended September 30, 2003 and 2002, respectively was primarily due to foreign taxes paid by the Company’s foreign subsidiaries.

     In connection with the Company’s acquisition of Dynamic Decisions, the Company expects to pay out one remaining contingent payment totaling $681,000, which has been accrued and is expected to be paid in the fourth quarter of 2003.

     As of September 30, 2003, the Company had future cash commitments for the payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating leases

(in thousands)
2003	$531
2004	2,017
2005	1,907
2006	1,868
2007	1,855
2008 and after	10,010

Total minimum lease payments	$18,188

     The Company is currently evaluating its space needs on a company-wide basis and expects to attempt to sublease space at its headquarters. In the event that space is sublet and not used by the Company, dependent on market rates at the time, the Company could incur a loss. If all space the Company hopes to sublease was vacated and subleased, the Company could incur a loss of $1,900,000, which is based upon the aggregate difference over the remaining ten and a quarter years term between the Company’s committed lease rate and the estimated market rates at September 30, 2003 of a prospective sublease arrangement, utilizing a discount rate of 8.5% which the Company determined to be its estimated incremental borrowing rate. In the event that market rates change or other events occur relating to the Company’s evaluation of its options regarding its lease arrangement, the loss could be materially different. The Company currently has full access to all its leased facilities and has not recorded any charges related to potential lease abandonment. Such charges will only be recorded when the Company commits to actions which will result in vacating space.

     The Company has no commitments or specific plans for any significant capital expenditures in the next 12 months.

     The Company has incurred losses for the last several years. As of September 30, 2003, the Company had an accumulated deficit of $43 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds generated from operations and its available non-recourse accounts receivable purchase arrangement with a certain bank. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, the successful market acceptance of Applix products and worldwide economic conditions. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending. Failure to do so could have an adverse effect on the Company’s ability to continue as a going concern.

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

     OUR FUTURE SUCCESS IS DEPENDENT IN LARGE PART ON THE SUCCESS OF OUR CURRENT PRODUCTS.

     In the first quarter of 2003 we sold our CRM Business, which represented 42% of our total revenue in 2002. We have devoted a substantial amount of resources to the development and marketing of our current products. We believe that our future financial performance will be dependent in large part on the success of our ability to market our BI and BPM solutions.

     WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

     We have incurred losses from continuing operations for the last several years. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Although we made progress in the first nine months of 2003 towards achieving profitability, there can be no assurance that we will achieve a profitable level of operations in the future.

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

     WE RELY HEAVILY ON KEY PERSONNEL.

     We rely heavily on key personnel throughout the organization. During the first half of 2003, we engaged a new President and Chief Executive Officer, David Mahoney, and a new Chief Financial Officer, Milton A. Alpern. The transition of these positions may result in the distraction of management and a delay in our ability to execute our business strategies. The loss of any of our members of management, or any of our staff of sales and development professionals, could prevent us from successfully executing our business strategies. Any such loss of technical knowledge and industry expertise could negatively impact our success. Moreover, the loss of any critical employees or a group thereof, particularly to a competing organization, could cause us to lose market share, and the Applix brand could be diminished.

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

     BECAUSE THE BUSINESS PERFORMANCE MANAGEMENT AND BUSINESS INTELLIGENCE MARKETS ARE HIGHLY COMPETITIVE, WE MAY NOT BE ABLE TO SUCCEED.

     If we fail to compete successfully in the highly competitive and rapidly changing business performance management and business intelligence markets, we may not be able to succeed. We face competition primarily from business intelligence firms. We also face competition from large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc that are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. Relative to foreign currency exposures existing at September 30, 2003, a 10% unfavorable movement in foreign exchange rates related to the Euro, Australian dollar, Swiss franc and British pound would result in approximately a $609,000 loss to earnings.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     In early 2003, the Company discovered that it had improperly accounted for revenue under two customer contracts, and the Company restated certain of its historical financial statements to correct this improper accounting. The Company learned in May 2003 that it had been incorrectly accounting for contingent consideration payments relating to an acquisition made by the Company in 2001, and the Company restated certain of its historical financial statements to correct this improper accounting. In response to both (1) its discovery of these accounting errors and (2) communications during 2003 from Ernst & Young LLP, which was then serving as the Company’s independent accountants, concerning internal control issues identified by Ernst & Young, the Company began implementing improvements to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in February 2003. The implementation of these improvements was an ongoing process that continued through August

2003. These improvements to the Company’s internal control over financial reporting consisted of the implementation of the following policies:

•	All revenue contracts in excess of $100,000 are reviewed by and signed by the Chief Financial Officer. Preceding the signing of these agreements, the Chief Financial Officer reviews all significant components of the contract and the contract terms and conditions with the Company’s Director of Operations whose responsibilities include contract negotiations.

•	In the event that any contract terms and arrangements are negotiated by the Chief Financial Officer, the contract is reviewed and signed by the Company’s Chief Executive Officer.

•	The Company’s Chief Financial Officer reviews and approves all contract summaries, and consults the Company’s independent accountants when appropriate, to ensure the appropriate accounting conclusions are made.

     Except as described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

1.	On July 11, 2003, the Company filed Amendment No. 2 to Current Report on Form 8-K/A dated January 21, 2003 under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” relating to the restatement of pro forma financial information that was filed in connection with the sale of the Company’s CRM Business.

2.	On July 22, 2003, the Company filed Current Report on Form 8-K dated July 22, 2003 under Item 9, “Regulation FD Disclosure” (Information furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”), to furnish a press release relating to the Company’s second quarter financial results.

3.	On July 28, 2003, the Company filed Amendment No. 1 to Current Report on Form 8-K/A dated July 22, 2003 under Item 9, “Regulation FD Disclosure” (Information furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial

Condition”), to correct an error on the version of the previously furnished press release relating to the Company’s second quarter financial results.

4.	On September 22, 2003, the Company filed a Current Report on Form 8-K dated September 15, 2003 under Item 4, “Changes in Registrant’s Certifying Accountant,” relating to the Company’s change in its certifying accountant.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: November 12, 2003	/s/ Milton A. Alpern

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