Form 10-K
period 2003-12-31
APPLIX INC /MA/
filed 2004-03-30
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For Annual and Transitional Reports Pursuant to Sections 13 or 15(d)

of The Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.0025 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☒

      The aggregate market value of Common Stock held by non-affiliates of the registrant was $17,551,130 based on the closing price of the Common Stock on the NASDAQ SmallCap Market on June 30, 2003.

      On March 12, 2004, the Registrant had 14,139,646 outstanding shares of common stock.

Documents Incorporated By Reference

Document Part	Form 10-K

Portions of the Registrant’s Definitive Proxy Statement for the Annual Stockholders Meeting to be held on May 27, 2004 to be filed with the United States Securities and Exchange Commission	Part III

APPLIX, INC.

FORM 10-K

      Applix and TM1 are registered trademarks of Applix, Inc. TM1 Integra, Applix Interactive Planning, and TM1 Web are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

General

      Applix, Inc. (“Applix” or the “Company”) is a global provider of business intelligence (BI) and business performance management (BPM) solutions, focused on interactive planning, budgeting, forecasting and analytics as well as financial reporting. These solutions enable customers to continuously manage and monitor performance across financial and operational functions within the enterprise, with the views of past performance, the current state of business, and future opportunities. More than 1,700 customers worldwide, including many Fortune 100 companies, use Applix’s adaptable, scalable and real-time solutions to manage their business performance and respond to business challenges in real-time. Incorporated in 1983 and headquartered in Westborough, Massachusetts (“MA”), Applix maintains offices in North America, the United Kingdom, Germany and Australia.

      Historically, Applix also provided customer relationship management (CRM) solutions. In January 2003, Applix sold its CRM business to an affiliate of Platinum Equity, LLC in order to focus all of its resources on its core business in the BI and emerging BPM markets.

      In 2003, Applix was honored with several prestigious awards for its leading-edge technologies, including:

•	For the third consecutive year, the DM Review 100 Award as a leading provider of BI and analytics applications.

•	Applix’s flagship product, TM1, was named the best-performing analytics engine in The OLAP Survey 3 by independent analyst and OLAP (online analytical processing) authority Nigel Pendse.

•	Applix customer, Delta Apparel Inc. (AMEX:DLA) received Start Magazine’s 2003 Technology & Business Award for its use of a BPM solution to make timelier, strategic business decisions. Delta Apparel’s application is based on Applix’s TM1.

      Applix maintains a website with the address www.applix.com. Applix is not including the information contained on its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Applix makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to the reports, as soon as reasonable practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Industry Background

      The economy of recent years has forced companies to adopt rigorous methods for assessing the impact that any future investments would have on their business. With reduced resources, many enterprises are pressed to make difficult decisions as to where to increase and decrease spending in their businesses. Many companies are focused on incremental investments in IT projects and reductions in plans for cutting-edge technologies and large infrastructure initiatives. However, analysts predict that the BI and BPM markets will be growth markets in 2004.

      The BI market is a large and well-established market focused on leveraging the data collected in operational systems throughout an organization. BI is associated with the data warehousing market and involves the analysis of large amounts of historical data. The historical data is aggregated before it is analyzed and this aggregation process frequently requires several hours or days before any analyses can be performed. Often, the analyses are performed by a few highly trained individuals within an organization.

      The business performance management market is an emerging market that extends the capabilities of BI solutions. BPM solutions tend to focus on proactive, rather than reactive, historical analyses and they rely on recently updated or real-time data feeds. BPM solutions also tend to involve data from across an organization and involve more diverse groups of users than do BI solutions. According to the Gartner Group, as of October 2003, there were still no clear leaders in this market segment.

      Factors driving the growth in the need for BI and BPM solutions include increasingly fierce business competition, the need for financial transparency across the enterprise, the rapid explosion of data, and more decentralized decision-making. AMR Research expects the BI/ Analytics market to increase at a 7% compound annual growth rate (“CAGR”), with a total market of more than $11 billion by 2007. The Gartner Group expects a 5 year CAGR of 8.5% for the BI market. The BPM market is also expected to undergo continued growth. According to META Group, the BPM marketplace will grow by 15-20% in 2004. The BPM market grew to approximately $1.1 billion in 2003. IDC also projects strong growth in the BPM market with research showing a 24% CAGR, from $6.9 billion in 2000 to $19.9 billion in 2005.

      These strong projected growth rates validate Applix’s conviction that in today’s competitive corporate marketplace, companies can no longer succeed by solely automating their day-to-day transactions. Companies must also incorporate analytic processes into their daily operations to monitor and react to key business performance metrics such as customer retention and product profitability.

      Applix TM1 has over 20 years of success in the BI market. Applix is also well positioned to deliver BPM solutions, as evidenced by the growing number of customers who have selected Applix software solutions to maximize business performance. In 2003, more than 200 new customers selected Applix BI and BPM products, and revenues for those products increased by 22% over 2002.

Applix Products

      The Applix product family helps customers automate, analyze and optimize their operational and analytical business processes throughout their extended enterprises. The Applix product family consists of Applix TM1 platform and Applix Integra. The Applix family of products enable solutions including:

•	interactive planning, budgeting, and forecasting applications,

•	sales analysis, product profitability, customer profitability,

•	personnel planning applications,

•	dashboarding, scorecarding and key performance indicators (KPIs).

      In September 2003, Applix introduced TM1 Web, a module that enables users to quickly and easily create real-time Web-based worksheets or “Websheets” directly from Excel, allowing the sharing of data to facilitate forecasting, planning and “what-if” analyses. With solutions based on the TM1 platform, Applix’s customers have increased their business performance in numerous ways such as achieving their business goals within 6 months of implementation on the average, freeing up personnel to concentrate on strategic planning rather than on data gathering, reducing customer defections, improving customer satisfaction, shortening the business cycles from days to minutes, and rapidly managing mergers and acquisitions. Applix’s global network of partners delivers packaged and custom applications based on the TM1 platform for specific vertical markets such as pharmaceuticals and banking, or for specific function such as supply chain analytics or financial consolidation and reporting.

     Applix TM1

      Applix’s leading product, Applix TM1, a platform used for planning, helps customers improve business performance by enabling effective, real-time decision making at all organization levels. Applix TM1 provides consistent reporting and analysis of data captured from across the extended enterprise.

      Applix TM1 allows business users to access their critical data via Microsoft Excel, third party products such as SPF Plus, OLAP Objects and, dynaSight or the World Wide Web. With its powerful client-server database engine and an elegant, easy-to-use interface, users are able to spend more time analyzing information and less time maintaining data.

      The TM1 platform is easily configurable and deploys rapidly with minimal IT investment. TM1’s low total cost of ownership enables business users to quickly achieve their goals, whether they build applications themselves or work with one of Applix’s many solution partners.

      Applix TM1’s real-time approach to consolidating, viewing and even editing large volumes of multidimensional data is an undisputable differentiator in the BI and BPM markets. Applix TM1 has been one of the leading multi-dimensional analytics tools for highly complex business and financial analytical applications for over twenty years.

      The Applix TM1 platform and modules, including TM1 Web, expand the scope of business planning processes to support continuously changing customer demands and operational requirements. The TM1 platform and modules also enable the quick and effortless integration of information from enterprise resource planning (ERP), financial systems, CRM, human resources, and other “legacy” databases.

      Applix TM1 is available on Windows and Unix platforms. However, the majority of customers utilize TM1 on Windows platforms. As a result, Applix is constantly working with Microsoft to enhance and expand its support on the Microsoft platform.

      Applix TM1 provides the following benefits:

•	Familiar spreadsheet interface: Users access Applix TM1 features and capabilities directly from the familiar environment of Microsoft Excel.

•	Instant response times: Because of Applix TM1’s ability to quickly load vast data sets into memory, it is superior to other products that force the customer to pre-calculate and re-calculate consolidations and derived values before anyone can view the data.

•	Real-time multi-user read/write and what-if analyses: Because of Applix TM1’s memory-based approach, users can instantly view the results of any updates and what-if analyses they perform.

•	Rapid deployment: Applix TM1 typically builds complete applications for customers in a fraction of the time required by competing products.

•	Scalability: Applix TM1’s 64-bit capability, combined with its ability to support multiple servers, multiple cubes, multi-threaded processing and multi-user data updating, make it a logical choice for large-scale operations.

•	Efficient use of system resources: Because Applix TM1 never resorts to pre-calculating data, it requires much less hardware and processing power than other products, which suffer from a common “data explosion” predicament.

Applix Integra

      Applix Integra supplements TM1 with integrated business workflow, collaboration and alerting functions. Applix Integra enables businesses to set their key performance indicators, plan and budget, and manage performance with all the planners in the business function. The flexible modeling within Applix TM1, which is incorporated in Applix Integra, also supports organizations’ complex and changing business models, a key demand in today’s mercurial business environment.

      Applix Integra’s benefits include:

•	Dynamic business workflow. This enables a business to map its processes with Applix Integra’s escalation, notification, detection, and workflow capabilities. Easy-to-use “wizards” conform to complex business rules so that users can stay ahead of opportunities and issues.

•	Complex business modeling. Applix Integra’s unique architecture of multi-cubes, rules, a real-time engine, and workflow allow a business to manage its complex business models.

•	Actionable alerts. Timely alerts generated from a company’s analyses and business processes enable it to be proactive with respect to its business environment.

•	Integrated application and deployment platform. Applix Integra combines the Company’s application development platform and the Applix TM1 platform, which means a business can easily develop and deploy Applix Integra solutions.

Sales and Marketing

      The Company focuses its marketing efforts on companies committed to improving business analytics at the departmental level and business performance management at the company-wide level. The Company markets its products to the financial services, banking, healthcare, pharmaceuticals, retail, telecommunications, manufacturing, and consumer goods industries. The Company believes that these industry sectors are, and will continue to be, some of the fastest growing sectors for its products. A key part of the Company’s marketing strategy is an emphasis on its high-performance Applix TM1 analytical engine for financial reporting, financial modeling, real-time calculations, and continuous planning; the rapid deployment of its products; and the lower total cost of ownership of its solutions.

      Applix’s products are sold through a direct sales force and a network of value added resellers (VARs) and original equipment manufacturers (OEMs). The Company’s sales teams operate out of the Company’s offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, Germany, and Australia. These direct selling efforts are supplemented both domestically and abroad with support from business consulting groups and strategic marketing partners. These organizations provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. While the sales cycle for Applix products varies substantially from customer to customer, it traditionally requires three to six months.

      The Company strongly believes that, going forward, its hybrid sales and marketing strategy, utilizing a direct sales force working closely with consultants and strategic resellers, is an important part of the Company’s future success. The Company also plans on continuing to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This strategy is expected to support the Company in penetrating both new accounts within its existing markets and also entirely new market segments, while leveraging its sales and marketing investments.

Customer Training, Maintenance Support, and Professional Services

      The Company believes that quality consulting services and customer support are a critical part of the Company’s sales and marketing efforts. Many of the Company’s customers use the Company’s products to develop and support “mission critical” applications, and the Company therefore recognizes that quality training, support and consulting services are especially important to its customers. In addition to in-house consultants, the Company works closely with partner organizations to provide additional resources and domain expertise.

      The Company’s in-house consultants and partners assist in the sales process by working directly with potential customers, educating them as to the benefits of the Company’s products, and often performing product demonstrations using the customers’ own data or engaging in a more extensive proof of concept project. In addition, the Company’s in-house consultants and partners work directly with customer personnel in both information technology departments and in the functional areas relevant to the application, to assist them in the planning and deploying of Applix solutions.

      Customers may elect to purchase a maintenance support plan for an annual fee that is generally 18% of the list license fee for covered products. Included in the maintenance support plans are unspecified product upgrades and interim fixes to reported problems. Maintenance support plan revenues accounted for approximately 79% of the Company’s professional services and maintenance revenue in 2003 compared to approximately 71% of professional services and maintenance revenue in 2002.

Software Product Development

      The Company believes strongly that the path to success is predicated upon constantly being at the forefront of technology and product innovation. With a strong commitment to the future, Applix has continued its long history of investing in product research and development. In 2003, Applix invested approximately $5.5 million, or 20% of total revenues, in product research and development.

Competition

      The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), reliability, ease of use, ease of support, and total costs of ownership (initial investment and on-going operating costs of the solution).

      The markets for the Company’s products are highly competitive and subject to rapid change. The companies with which Applix competes most often are Hyperion and Cognos. The Company also competes with other smaller competitors, some of whom build their product offerings on Microsoft technologies. In general, both categories of competitors are marketing and selling pre-built BI and BPM applications along with services to implement and customize the applications. Applix approaches the market differently by offering configurable BI and BPM tools and its partners and customers typically perform the implementation.

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

      Many of the Company’s competitors have significantly greater financial, engineering, and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully against current and future competition or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Intellectual Property and Proprietary Rights

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

      The Company resells one technology that is added onto the Company’s products and licensed from a third party. The Company generally pays royalties on this technology on a percentage of revenue basis (the amount of which is not material to the Company). Applix believes that if the license for this third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor without significant expense. If the Company’s right to distribute such third-party product were terminated, the Company does not believe that sales of its products would be adversely affected.

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

Employees

      As of March 15, 2004, the Company had 120 employees. Domestically, the Company had 79 employees, which includes 28 employees in product research and development, 24 employees in sales and marketing, 5 employees in professional services, 4 employees in information systems, and 18 employees in finance, operations, administration and facilities. Internationally, the Company had 41 employees, which includes 22 employees in sales and marketing, 10 employees in professional services and 9 in finance. None of the Company’s employees are represented by a labor union, and the Company believes that its employee relations are good.

Item 2.     Properties

      The Company is headquartered at 289 Turnpike Road in Westborough, Massachusetts. The Company’s amended headquarters’ lease for 24,376 square feet has a seven-year term, which will expire on January 31, 2011. The Company also leases smaller offices in several metropolitan areas within the United States. Internationally, the Company has three office leases: 1) London, United Kingdom, 2) Munich, Germany and 3) Sydney, Australia. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

      The Company and its subsidiaries are, from time to time, party to legal proceedings arising in the normal course of business. In management’s opinion, there are no pending claims or litigation, the outcome of which, individually or in the aggregate, would have a material effect on the Company’s consolidated results of operations, financial position or cash flows. On June 16, 2003, the Company announced that it is the subject of an SEC investigation. The Company is cooperating fully with the SEC in this matter.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our stockholders during the fourth quarter of 2003.

Directors and Executive Officers of the Registrant

      The following is a list of our directors and executive officers, their ages as of March 10, 2004 and their principal position. Executive officers are appointed and may be removed by the Board of Directors.

Name	Age	Position

John D. Loewenberg	63	Chairman of the Board of Directors
Bradley D. Fire	34	Director
Alain J. Hanover	55	Director
Charles F. Kane	46	Director
Peter Gyenes	58	Director
David C. Mahoney	59	President, Chief Executive Officer and Director
Milton A. Alpern	52	Chief Financial Officer and Treasurer
Craig Cervo	57	Vice President, Product Development

      Mr. Loewenberg has been a director of the Company since March 2001 and Chairman of the Board of Directors since July 2002. Mr. Loewenberg has been the Managing Partner of JDL Enterprises, a consulting company, since 1996. Mr. Loewenberg served as interim President and CEO of Wang Healthcare Information Systems, an electronic medical record solution company, from March 1998 to September 1999. Mr. Loewenberg is currently a director of CompuCom and DocuCorp International.

      Mr. Fire has been a director of the Company since February 2003. Mr. Fire has been the owner of Pepper Ranch, an equestrian facility, since March 2000. Mr. Fire served as a Senior Software Engineer of Go2Net, Inc., an Internet services company, from June 1998 to February 2000. Mr. Fire served as the co-Chief Executive Officer of Silicon Investor, a consumer website devoted to discussion about technology stocks, from May 1995 to June 1998.

      Mr. Hanover has been a director of the Company since July 1992. Mr. Hanover has been the Managing Director and CEO of Navigator Technology Ventures, a venture capital firm, since January 2002. He was the Managing Partner of Main Street Partners LLC, a venture capital firm, from August 2000 to December 2001. Mr. Hanover served as the President and Chief Executive Officer of InCert Software Corp., a computer software development and distribution company, from October 1997 to July 2000. Mr. Hanover served as Chairman of the Board of Directors and Chief Executive Officer of Viewlogic Systems, Inc., an engineering software company, from 1984 until May 1997.

      Mr. Kane has been a director of the Company since March 2001. Mr. Kane has been the Senior Vice President and Chief Financial Officer of Aspen Technology, Inc., a provider of process management software and implementation services, since July 2003. He served as President and Chief Executive Officer of Corechange, Inc., an e-business access framework software provider, from May 2001 until its sale to Open Text Corporation in February 2003. From May 2000 to May 2001, Mr. Kane served as the Chief Operating Officer of Corechange. Before joining Corechange, from March 2000 to May 2000, Mr. Kane served as Executive Vice President and Chief Financial Officer of Ascential Software Corporation (formerly known as Informix Corporation), a global provider of information management software. Mr. Kane served as Executive Vice President and Chief Financial Officer of Ardent Software, Inc., a data integration software supplier, from November 1995 to March 2000 when it was acquired by Ascential.

      Mr. Gyenes has been a director of the Company since May 2000. Mr. Gyenes has served as the Chief Executive Officer of Ascential Software Corporation (formerly known as Informix Corporation), a global provider of information management software, since July 2000. Mr. Gyenes was Chairman, President and Chief Executive Officer of Ardent Software, Inc., a data integration software supplier, from April 1997 until the sale of Ardent to Ascential in March 2000. Mr. Gyenes is a member of the Board of Directors of Ascential Software Corporation, Concerto Software and ViryaNet. Mr. Gyenes is also a member of the Board of Trustees of the Massachusetts Software and Internet Council.

      Mr. Mahoney was elected interim President and Chief Executive Officer of Applix on February 28, 2003 and served in that capacity until April 22, 2003 at which time he was elected President and Chief Executive Officer. Mr. Mahoney has also been a director of the Company since October 1992. Mr. Mahoney served as Chief Executive Officer of Verbind, Inc., a provider of real-time behavioral analysis and event triggering technology, from May 2001 until February 2003, following the sale of the company to SAS Institute. Prior to joining Verbind, Mr. Mahoney served as Chairman of the Board of Directors of LeadingSide, Inc. (formerly Dataware Technologies, Incorporated), an e-business solutions provider, from February 2000 to May 2001, and President and Chief Executive Officer of LeadingSide from January 1999 to February 2000. LeadingSide filed for bankruptcy protection in April 2001. Mr. Mahoney served as President and Chief Executive Officer of Sovereign Hill Software, Inc., a collaborative knowledge discovery software provider, from January 1998 to December 1998, when it merged with Dataware Technologies. Mr. Mahoney served as Chairman of the Board and Chief Executive Officer of ePresence, Inc. (formerly Banyan Systems, Inc.), a networking software company, from 1983 until May 1997.

      Mr. Alpern was elected Chief Financial Officer and Treasurer on June 16, 2003. From February 2002 through March 2003, Mr. Alpern served as the Chief Financial Officer of Viisage Technology, Inc., a publicly-held provider of facial recognition and identity verification software and solutions. Prior to joining Viisage

Technology, Mr. Alpern was the Chief Financial Officer of Eprise Corporation, a publicly-held provider of business Web site content management software and services, from March 1998 through February 2002.

      Mr. Cervo joined the Company in October 1992 as Vice President, Research & Development and was elected Vice President of Product Development in October of 1994 and served as Chief Technology Officer in March 2001 until February 2004.

      There are no family relationships among any of the directors or executive officers.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the NASDAQ SmallCap Market(“NASDAQ”) under the symbol “APLX”. The table below reflects the range of high and low sales price per share of common stock, as reported on NASDAQ for the periods indicated.

Fiscal 2003	High	Low

First Quarter	$2.040	$1.050
Second Quarter	$2.400	$1.310
Third Quarter	$3.010	$1.510
Fourth Quarter	$4.370	$2.650

Fiscal 2002	High	Low

First Quarter	$2.250	$1.290
Second Quarter	$2.140	$1.400
Third Quarter	$1.790	$0.940
Fourth Quarter	$1.500	$0.900

Dividends

      The Company has never paid any cash dividends on its common stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Holders

      The approximate number of holders of record of the Company’s common stock on March 16, 2004 was 184. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Item 6.     Selected Consolidated Financial Data

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amount)
Statement of Operations:
Software license	$13,222	$16,050	$18,406	$23,735	$21,610
Professional services and maintenance	14,133	20,546	20,999	16,504	15,261
Total revenues	$27,355	$36,596	$39,405	$40,239	$36,871
Sales and marketing	10,747	15,311	21,671	25,580	19,957
General and administrative	7,653	5,249	4,484	4,292	4,485
Product development	5,512	5,699	6,848	7,502	7,101
Compensation expenses and amortization of acquired intangible asset	833	2,405	1,717	—	—
Write down of notes receivable	—	964	—	—	—
Restructuring expenses	3,238	381	1,700	—	—
Operating loss	(7,748)	(5,442)	(11,886)	(12,877)	(7,624)
Net gain from sale of CRM business	7,910	—	—	—	—
Permanent impairment of cost based investment	—	—	(1,250)	—	—
Income (loss) from continuing operations	167	(5,570)	(13,404)	(15,307)	(4,251)
Net (loss) income	(10)	(5,774)	(12,323)	(18,912)	2,380
Per Share Data :
Basic and diluted income (loss) per share from continuing operations	$0.01	$(0.46)	$(1.13)	$(1.36)	$(0.40)
Basic and diluted (loss) income per share	$(0.00)	$(0.47)	$(1.04)	$(1.68)	$0.22

	Years Ended December 31,

	2003	2002	2001	2000(a)	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,241	$8,389	$8,228	$12,546	$25,476
Restricted cash	817	933	1,050	—	—
(Deficit) working capital	(2,119)	(4,457)	(175)	12,113	28,455
Total assets	21,949	23,547	24,938	33,074	54,681
Long-term debt	—	—	—	—	1,080
Total stockholders’ equity	$2,255	$2,419	$6,952	$18,234	$35,713

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF THE COMPANY’S OPERATIONS

      The Company is a global provider of business intelligence (BI) and business performance management (BPM) solutions, focused on interactive planning, budgeting, forecasting and analytics as well as financial reporting. These solutions enable customers to continuously manage and monitor performance across financial and operational functions within the enterprise, with the views of past performance, the current state of business, and future opportunities.

      The Company sells its products through both a direct sales force and an expanding network of partners, both domestically and internationally. These organizations provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. The Company continues to focus its efforts selling and marketing the licensing and maintenance of its products while increasing the engagement of partners to provide consulting services on the implementation and integration of its product.

      The Company has decided to strategically and tactically focus its efforts including development, sales and marketing on its BI and BPM products. In the first quarter of 2003, the Company sold its CRM business (see Note 11 of the Notes to the Consolidated Financial Statement). The Company’s operating results reflect the operations of the CRM business up through its sale, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German component of the CRM business. The Company is currently only selling BPM and BI products and related services.

Financial and Business Highlights for 2003:

•	The Company BPM/BI license revenues were $12,969,000 for 2003 as compared to $11,114,000 for 2002. This represents a 17% license revenue increase.

•	The Company signed 45 new resellers in 2003.

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

      In those instances in which indirect channel partners provide certain support services under the maintenance support contracts to the end-user customer, the Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company must make certain judgments in these types of arrangements including whether the Company or the indirect channel partner is the primary obligor in the arrangement with the end-user customer.

     Accounts Receivable and Bad Debt

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and determines the allowance for doubtful accounts based upon analysis of aged accounts receivable, historical experience and specific customer collection issues. An allowance for doubtful accounts is provided for accounts that management believes may not be collected due to a customer’s financial circumstance (e.g. bankruptcy), and for all accounts that are over 180 days past due, absent evidence that supports their collectibility. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s overdue receivables balance were to increase significantly, additional allowances may be required. The Company generally invoices the customer in the same local currency as to be paid by the customer. The Company does not currently hedge its foreign customer receivables due to the relatively small exposure from foreign currency rate fluctuations.

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

      In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors including legal factors, market conditions and operational performance of its acquired businesses to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. If events change and the Company has overestimated the economic life of its intangible asset, the Company will begin to amortize the remaining unamortized carrying value of this asset over the newly estimated life, which may result in additional amortization expense.

     Restructuring

      During 2003, 2002 and 2001, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to the settlements of contractual obligations, including the restructuring of its Westborough, MA headquarters’ lease and employee separation costs resulting from the Company’s actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in adjustments to the original estimates.

     Deferred Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2003 and December 31, 2002, the Company’s deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2001	Revenue

BPM & BI	12,969,000	47%	11,114,000	30%	9,928,000	25%
CRM	253,000	1%	4,936,000	14%	8,478,000	22%

Total Software License Revenues	$13,222,000	48%	$16,050,000	44%	$18,406,000	47%
Training	424,000	1%	483,000	1%	829,000	2%
Consulting	2,613,000	10%	5,389,000	15%	7,783,000	20%
Maintenance	11,096,000	41%	14,674,000	40%	12,387,000	31%

Total Professional Services and Maintenance Revenues	14,133,000	52%	20,546,000	56%	20,999,000	53%

Total Revenues	$27,355,000	100%	$36,596,000	100%	$39,405,000	100%

      Total revenues for the year ended December 31, 2003 were $27,355,000, a 25% decrease from revenue of $36,596,000 for the year ended December 31, 2002. The decrease in total revenues was primarily due to the Company’s sale of its CRM business in the first quarter of 2003, and increased reliance on partners for delivery of services including product implementations. This was partially offset by a $1,855,000 increase in BPM/ BI license revenues.

     Software Licenses

      Software license revenue decreased in 2003 to $13,222,000 from $16,050,000 in 2002. This decrease in software license revenue of $2,828,000 was primarily due to the Company’s sale of the CRM business in the first quarter of 2003, as CRM software license revenue decreased by $4,683,000 to $253,000 in 2003 from $4,936,000 in 2002. This software license revenue decrease was partially offset by a $1,855,000, or 17% increase in BPM and BI software license revenue, to $12,969,000 in 2003 from $11,114,000 in 2002.

      Domestic software license revenue decreased 42% to $4,244,000 in 2003 from $7,288,000 in 2002. International software license revenue increased 2% to $8,978,000 in 2003 from $8,762,000 in 2002.

     Professional Services and Maintenance

      Professional services and maintenance revenues decreased 31% to $14,133,000 in 2003 as compared to $20,546,000 in 2002. Maintenance revenues decreased 24% to $11,096,000 in 2003 compared to $14,674,000 in 2002, while consulting and training revenues decreased 48% to $3,037,000 in 2003 compared to $5,872,000 in 2002. The total maintenance, consulting and training revenues decrease of $6,413,000 was primarily due to the Company’s sale of the CRM business in the first quarter 2003, as well as the Company’s focus on more selective consulting engagements, greater reliance on indirect Applix partners and the increase in BPM/ BI implementations, which require fewer consulting hours to implement these products. The Company will continue to rely on its partners to provide consulting, including BPM/ BI implementations as it focuses on maintenance services, which includes telephonic support, unspecified product upgrades and bug fixes and patches.

Cost of Revenues

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2003	Revenue (A)	2002	Revenue (A)	2001	Revenue (A)

Cost of Software License Revenues	$1,850,000	14%	$2,040,000	13%	$1,214,000	7%
Cost of Professional Services and Maintenance Revenues
Cost of Professional Services	2,594,000	85%	5,823,000	99%	9,899,000	115%
Cost of Maintenance Revenues	2,676,000	24%	4,166,000	28%	3,758,000	30%

	5,270,000		9,989,000		13,657,000

Total Cost of Revenues	$7,120,000		$12,029,000		$14,871,000

Gross Margin Software License	$11,372,000		$14,010,000		$17,192,000
Professional Services	443,000		49,000		(1,287,000)
Maintenance	8,420,000		10,508,000		8,629,000

Total Gross Margin	$20,235,000		$24,567,000		$24,534,000

(A) Percentage represents:

(i)	Cost of software license revenues as a percentage of software license revenues;

(ii)	Cost of professional services revenues as a percentage of professional service revenues;

(iii)	Cost of maintenance revenues as a percentage of maintenance revenues.

     Cost of Software License Revenues

      Cost of software license revenues consists primarily of third-party software royalties, cost of product packaging, documentation materials, order fulfillment employees and amortization of capitalized software costs. The amortization of capitalized software costs begins upon general release of the software to customers. Cost of software license revenues decreased 9% to $1,850,000 in 2003, compared to $2,040,000 for 2002. This decrease of $190,000 was primarily due to a decrease in amortization of capitalized software development costs and a decrease in third-party royalties, incurred from embedded third party technology in the Company’s CRM product which was sold in the first quarter of 2003. As a percentage of software license revenues, cost of software license revenues increased to 14% for 2003 as compared to 13% in 2002. The increase as a percentage of software license revenues was also due to the decline in software license revenues. Cost of software license revenues is anticipated to decrease in 2004 due to capitalized software development costs becoming fully amortized in the first half of 2004 and a decrease in third party software royalties associated with the reselling of a third party product.

     Cost of Professional Services and Maintenance Revenues

      The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers, which is generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenue decreased 47% to $5,270,000 in 2003 from $9,989,000 in 2002. Cost of professional services and maintenance revenue as a percentage of professional services and maintenance revenue was 37% in 2003 as compared to 49% in 2002. The improvement in professional services and maintenance revenue gross margin is due to higher utilization of the Company’s service professionals, and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. The decrease in professional services and maintenance revenues was primarily due to the sale of the CRM business in the first quarter of 2003.

Operating Expenses

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2003	Revenue	2002	Revenue	2001	Revenue

Sales and marketing	10,747,000	39%	15,311,000	42%	21,671,000	55%
Product development	5,512,000	20%	5,699,000	16%	6,848,000	17%
General and administrative	7,653,000	28%	5,249,000	14%	4,484,000	11%
Compensation expenses and amortization of acquired intangibles	833,000	3%	2,405,000	7%	1,717,000	4%
Compensation expense related to executive stock loans	—	—	964,000	3%	—	—
Restructuring expense	3,238,000	12%	381,000	1%	1,700,000	4%

Total Operating Expenses	$27,983,000	102%	$30,009,000	82%	$36,420,000	92%

     Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses decreased 30% to $10,747,000 for the year ended December 31, 2003 from $15,311,000 for the year ended December 31, 2002. The overall decrease in spending was primarily attributable to the decrease in sales commissions that resulted from a decrease in the Company’s license revenues and a reduction in sales and marketing salaries, commissions, bonuses and benefits from those employees transferred in connection with the sale of the CRM business in the first quarter of 2003. Sales and marketing expenses decreased as a percentage of total revenue to 39% for the year ended December 31, 2003 compared to 42% for the year ended December 31, 2002. The Company anticipates an increase in the size of its direct sales force and an increase in marketing efforts associated with its current products and future product releases. As a result, there may be an increase in sales and marketing costs in 2004 as compared to 2003. The Company will, however, continue to closely monitor discretionary costs.

     Product Development

      Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. Product development costs not meeting the requirements for capitalization are expensed as incurred. Applix utilizes a Total Quality Management (TQM) approach to software development and participates in a self-management process measurement using Carnegie Mellon’s Software Engineering Institute’s Capability Maturity Model (self-assessment only).

      Product development expenses decreased 3% to $5,512,000 for the year ended December 31, 2003 from $5,699,000 for the year ended December 31, 2002. These expenses represent 20% of total revenue for year ended December 31, 2003 compared to 16% of total revenue for the year ended December 31, 2002. The increase in product development expenses as a percentage of total revenues was primarily due to the Company not capitalizing any additional product development costs related to its software products as no costs met the criteria for capitalization in 2003. This is compared to $1,553,000 which the Company capitalized in product development costs for the year ended December 31, 2002. This percentage of revenue increase was partially offset by a reduction in product development salaries and benefits from those employees transferred in connection with the sale of the CRM business in the first quarter of 2003. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products including Applix TM1 and related modules, which includes Applix TM1 Web.

     General and Administrative

      General and administrative expenses consist primarily of salaries and benefits and occupancy costs for administrative, executive and finance, information technology and human resource personnel. General and administrative expenses increased 46% to $7,653,000 for the year ended December 31, 2003 compared to $5,249,000 for the year ended December 31, 2002. The increase was primarily due to executive termination costs, including severance pay, extended medical benefits, and stock-based compensation related to the modifications of terminated executives’ stock awards, costs associated with the Company’s two financial restatements, costs associated with the related SEC investigation and legal and auditing fees. As a percentage of total revenues, general and administrative expenses were 28% in 2003 compared to 14% in 2002. The increase in general and administrative expenses as a percentage of total revenues in 2003 as compared to 2002 was due in part to the decrease in total revenues.

Compensation Expenses and Amortization of Acquired Intangible Asset

      Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition. For the years ended 2003 and 2002, the Company recorded compensation expense, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar, related to these contingent payments of $583,000 and $2,153,000, respectively. Amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $250,000 and $252,000, for the year ended 2003 and 2002, respectively. All contingent amounts due for the Dynamic Decisions acquisition had been paid in 2003 and no further amounts are due.

     Write down of Notes Receivable

      In September 2000, the Company sold 256,002 shares of common stock to certain Company executives. The purchases of such shares were funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002. Certain of these loans are and have been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, for accounting purposes only the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. During the year ended December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. The Company may incur compensation charges if the fair value of the underlying stock appreciates over the original purchase price, plus interest. These loans continue to be full recourse, and the Company intends to enforce collection of those amounts that are due. As of December 31, 2003, all of the promissory notes remained outstanding, except for the one loan forgiven by the Company. In February 2004, the Company collected approximately $231,000 of the outstanding promissory notes.

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

      In the third quarter of 2002, the Company adopted a plan of restructuring to reduce operating costs. The plan included a reduction of headcount of twenty-one non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure. During the fourth quarter of 2002, the Company recorded an adjustment to increase this charge by $20,000. In addition, the Company adjusted the amounts within workforce, office closures and other contractual obligations as changes in estimates but did not change the total amount of the charge except as disclosed. These changes were not significant. The remaining unpaid balance of $71,000 as of December 31, 2002 was paid in full during the first quarter of 2003.

      The balance at December 31, 2003, as well as the Company’s 2003 payments made against these accruals are detailed as follows:

	Balance at		Balance at
	December 31,	Payments	December 31,
Cash Charges	2002	Made	2003

Work force reduction	$52,000	$52,000	$—
Office closures	17,000	17,000	—
Other contractual obligations	2,000	2,000	—

Total restructuring	$71,000	$71,000	$—

      In the fourth quarter of 2003, the Company adopted a plan of restructuring to further reduce operating costs. Under this plan, the Company ceased to use and made the determination that it had no future use and benefit of certain space pertaining to its Westborough headquarters’ office lease. Additionally, it had determined that it would abandon support assets associated with this space, which were removed from service shortly after the implementation of the plan. In January 2004, the Company entered into a lease amendment of its original lease with its landlord for its Westborough, MA headquarters. The amendment required the payment of a $3,000,000 restructuring fee to the landlord, which was paid on January 22, 2004 and was identified in the charge described above, net of amounts already accrued. Per terms of the amendments, the original lease was amended as follows: 1) a reduction in the amount of space leased was reduced from 49,960 square feet to 24,376 square feet, 2) a reduction in annual rental payments from approximately $1,400,000 to $550,000, 3) a reduction in remaining term of the lease from 9 3/4 years to 7 years, and 4) a reduction of the amount of the required irrevocable standby letter of credit from $817,000 to $400,000. As a result of this restructuring plan, the Company recorded a net restructuring charge for this space of $3,238,000, which included certain transaction costs including professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to impaired assets.

      The components of the restructuring cash charges, are detailed as follows:

Balance at
December 31,
Cash Charges	2003

Payment to landlord for abandoned space	$3,000,000
Deferred rent obligation related to abandoned space	(162,000)
Professional service fees	400,000

Total restructuring	$3,238,000

Non-Operating Income

	Year Ended December 31,

		Percent
		of		Percent of
	2003	Revenue	2002	Revenue

	(in thousands except percentages)
Interest and other income (expense), net	933	3%	(47)	—
Net (loss) gain from sales of subsidiary	(164)	(1)%	141	—
Net gain from sale of CRM business	7,910	29%	—	—

Total	$8,679		$94

Interest and Other Income (Expense), Net

      Interest and other income (expense), net increased to income of $933,000 in 2003 from expenses of $47,000 in 2002. This increase is primarily attributable to favorable foreign currency fluctuations in the British pound, Euro, and Australian dollar. Additionally the increase was due to an increase in interest income due to an increase in the average cash and cash equivalents balance and a reduction in effective interest expense related to the Company’s bank credit facilities.

Sale of Subsidiary

      In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sales office, and recorded a gain from the sale of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser exclusive rights to resell the Company’s CRM products in the Netherlands. In 2003, the Company eliminated the gain on the sale as a result of certain post-closing adjustments and the additional accrual of transaction costs.

Net Gain from Sale of CRM Business

      In the first quarter of 2003, the Company completed the sale of certain of its assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid back as of December 31, 2003, to iET for net working capital adjustments. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.

      The Company has recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

      iET paid $4,250,000 of the purchase price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the closing of the sale of certain of the assets of the Company’s Germany subsidiary, Applix GmbH. During the period between the initial closing and completion of the Company’s Germany subsidiary closing, Applix GmbH continued to resell the CRM software products and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET. The Company’s results for the year ended December 31, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

Provision for Income Taxes

      The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability. For the years ended December 31, 2003 and 2002, provisions for income taxes were $764,000 and $222,000, respectively. This increase is primarily attributable to foreign income taxes related to the Company’s sale of its CRM business including the sale of related foreign assets and transferred liabilities and an offsetting benefit of $75,000 recorded in 2003 for the amortization of a deferred tax liability relating to the Company’s acquisition of Dynamic Decisions.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total revenue from continuing operations decreased to $36,596,000 in 2002 from $39,405,000 in 2001. Software license revenue in 2002 of $16,050,000 was approximately 13% lower than 2001 software license revenues of $18,406,000 and represented 44% of revenue from continuing operations for 2002 and 47% of revenue from continuing operations for 2001. Domestic software license revenue increased 8% to $7,288,000 in 2002 from $6,776,000 in 2001. International software license revenue decreased 25% to $8,762,000 in 2002 from $11,630,000 in 2001. The decrease was primarily due to the decline in the global economy especially in the European market and the continued slowdown in CRM market and in information technology spending.

      Professional services and maintenance revenues decreased 2% to $20,546,000 in 2002 as compared to $20,999,000 in 2001 and represented 56% and 53% of total revenue from continuing operations for 2002 and 2001, respectively. Maintenance revenues increased 18% to $14,674,000 in 2002 compared to $12,387,000 in 2001, while consulting and training revenues decreased 32% to $5,872,000 in 2002 compared to $8,612,000 in 2001. Consulting and training revenues declined in 2002 as a result of the Company’s focus on more selective consulting engagements, greater reliance on external authorized Applix indirect partners and the increase in business analytics implementations, which require fewer consulting hours to implement the solutions.

      Gross margin from continuing operations increased to 67% in 2002 from 62% in 2001. Software license revenue gross margin from continuing operations decreased to 87% in 2002 from 93% in 2001, due to an increase in amortization of capitalized software development costs and third party royalties. Professional services and maintenance revenue gross margin from continuing operations increased to 51% in 2002 from 35% in 2001 due to a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.

      Sales and marketing expenses from continuing operations decreased 29% to $15,311,000 in 2002 from $21,671,000 in 2001. Sales and marketing expenses were 42% of total revenues in 2002 compared to 55% in 2001. The decrease, which was partially offset by an increase in bad debt expense, was primarily due to the Company’s cost control initiatives and the decrease in sales commissions that resulted from a decrease in the Company’s software license revenues. In response to the weakening global economy, the Company reduced its expenditures in 2002.

      Product development expenses from continuing operations decreased 17% to $5,699,000 in 2002 from $6,848,000 in 2001. The decrease is primarily due to an increase of the capitalization of product development costs as a result of the development for the new Applix Integra technology platform and Integra related applications, which was ready for general release in the third quarter of 2002, and capitalization of costs for related applications in the fourth quarter of 2002. The capitalization of product development costs was $1,553,000 in 2002 compared to $844,000 in 2001.

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

      Compensation expenses and amortization of acquired intangible asset consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition For 2002 and 2001, the Company recorded compensation expense related to these contingent payments of $2,153,000 and $1,531,000, respectively. For 2002 and 2001, the amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $252,000 and $186,000, respectively.

      The Company initiated three restructuring actions in 2001 involving strategic decisions and continues to re-evaluate the current state of on-going businesses.

      Net interest income from continuing operations decreased to $47,000 in 2002 from other income of $290,000 in 2001.

      In December 2000, the Board of Directors committed to a plan to dispose of the operations of the Company’s VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time. The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit was reclassified as a discontinued operation. On March 30, 2001, the Company completed the sale of the VistaSource business and received the purchase price of $1,300,000. For the year ended December 31, 2001, the Company recognized a gain of $1,081,000 for discontinued operations due to a favorable liquidation of the net assets and liabilities of the VistaSource business compared to previous estimates. The Company’s results of operations for the year ended December 31, 2003 and 2002 included $177,000 and $204,000, respectively, in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (See Note 18) and legal and accounting costs associated with winding down the VistaSource business.

      In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sales office, and recorded a gain from the sale of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser exclusive rights to resell the Company’s CRM products in the Netherlands. In 2003, the Company eliminated the gain on the sale as a result of certain post-closing adjustments and the additional accrual of transaction costs.

      As a result of net operating losses incurred in 2001 and after evaluating the Company’s anticipated performance over its normal planning horizon, the Company has provided a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for federal and state tax purposes as of

December 31, 2001. Additionally, the Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, the Company has a recorded a tax provision of $222,000 for the year ended December 31, 2002, for state and foreign income tax liabilities, as compared to a provision of $558,000 for the year ended December 31, 2001.

Liquidity and Capital Resources

      The Company derives its liquidity primarily from the Company’s cash flow from operations and from working capital. The Company’s cash and cash equivalent balance were $10,058,000 and $9,322,000 as of December 31, 2003 and December 31, 2002, respectively, which includes restricted cash of $817,000 and $933,000, respectively. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 63 days as of December 31, 2003, compared with 53 days as of December 31, 2002. The Company has a Non-Recourse Accounts Receivable Purchase Agreement (“Receivables Purchase Agreement”) with a certain bank, which allows the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million, at a purchase price equal to the balance of the accounts less a discount rate and a fee. The Company did not factor any accounts receivable to the bank for the year-ended December 31, 2003, compared to $905,000 on or about December 31, 2002. The Company’s Receivable Purchase Agreement expired in January 2004.

      In connection with the Company’s sale of its CRM Business to iET in the first quarter of 2003, the Asset Purchase Agreement allows for post-closing adjustments to be made based upon finalization of the net working capital as defined by the Agreement. The Company has already paid back $487,000 of the cash consideration received from iET.

      Cash used in the Company’s operating activities was $4,269,000 for the year ended December 31, 2003 compared to cash provided by operating activities of $1,816,000 for the same period in the prior year. The net loss of $10,000 for the year ended December 31, 2003 was primarily due to the effect of the non-operating gain of $7,910,000 generated from the sale of the CRM Business. Cash used in the Company’s operating activities was also effected by the decrease in operating liabilities of $505,000 and decrease in operating assets of $256,000.

      Cash provided by investing activities totaled $4,924,000 for the year ended December 31, 2003 compared to cash used in investing activities of $1,871,000 for the year ended December 31, 2002. The increase in cash provided in investing activities is primarily a result of the net cash proceeds of $5,263,000 from the sale of the CRM Business.

      Cash provided by financing activities totaled $661,000 for the year ended December 31, 2003, which consisted of proceeds of $898,000 from the issuance of stock under stock plans, partially offset by net payments of $237,000 owed to a certain bank from amounts outstanding at December 31, 2002 related to the Receivable Agreement. This compares to total cash provided by financing activities of $258,000 for the year ended December 31, 2002.

      Cash paid for income taxes by the Company of $574,000 and $319,000 for the years ended December 31, 2003 and 2002, respectively, was primarily due to foreign taxes paid by the Company’s foreign subsidiaries.

Contractual Obligations and Off-Balance Sheet Arrangements

      The Company had future cash commitments, which includes the net effects of the Company’s amended Westborough, Massachusetts headquarters’ lease, for the cash payments pertaining to its obligation under its non-cancelable leases. The Company’s future minimum operating and capital lease payments for its office facilities and certain equipment are:

	Total	Less Than	1 – 3	4 – 5	After
	Years	1 year	Years	Years	5 Years

Non-cancelable operating leases	$7,298,000	$1,319,000	$2,155,000	$2,018,000	$1,806,000
Non-cancelable capital leases	75,000	31,000	44,000	—	—
Purchase obligations	427,000	427,000	—	—	—
Long-term debt obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$7,800,000	$1,777,000	$2,199,000	$2,018,000	$1,806,000

      The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

      The Company has plans for approximately $500,000 in capital expenditures in the next 12 months, including hardware, software, upgrades and replacements. The Company may finance these purchases through use of third-party financing arrangements including its equipment line of credit.

      In January 2004, the Company entered into an amendment of its original office lease with its landlord for its Westborough, Massachusetts’ headquarters. The amendment required the payment of a $3,000,000 restructuring fee to the landlord, which was paid on January 22, 2004. Per terms of the amendment, the amount of space leased by the Company from the landlord have been reduced from 49,960 square feet to 24,376 square feet, reduction in annual rent payments from approximately $1,400,000 to $550,000, and a reduction in remaining term of the lease from 9 3/4 years to 7 years.

      In February 2004, a member of the Company’s board of directors, along with another investor, who is related to the Board member, purchased 657,894 shares of common stock from the Company for $3 million.

      On March 19, 2004, the Company entered into two credit facilities, providing for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% and allows the borrowings of up to the lesser of (i) $2,000,000 and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% and provides for borrowings of up to $1,000,000. The obligations of the Company to SVB are guaranteed by the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The facilities will expire on March 18, 2005.

      The Company has incurred losses from continuing operations for the last several years. As of December 31, 2003, the Company had an accumulated deficit of $45.4 million. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of the Company’s information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management’s plans include increasing revenue and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the SVB credit facilities. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company’s business plan, as it focuses its resources on TM1 and related modules, and worldwide economic conditions including information technology spending. Should the Company not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending

     New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 30, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Adoption of FIN 46 did not have a material effect on its financial position or results of operations.

RISK FACTORS

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS.

      We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

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

      We typically receive a majority of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter as our sales organization and our individual sales representatives strive to meet quarterly sales targets. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below expectations, we could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionate adverse effect on our operating results for that quarter. If our operating results are below the expectations of public market analysts and investors, the price of our common stock may fall significantly.

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

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

      We have incurred losses from continuing operations for the last several years. Operating losses and negative cash flows may continue because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Although we made progress in 2003 towards achieving profitability, there can be no assurance that we will achieve a profitable level of operations in the future.

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

BECAUSE WE DEPEND IN PART ON THIRD-PARTY SYSTEMS INTEGRATORS TO SELL OUR PRODUCTS, OUR OPERATING RESULTS WILL LIKELY SUFFER IF WE DO NOT DEVELOP AND MAINTAIN THESE RELATIONSHIPS.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. The Company’s exposure to changes in net income, due to foreign exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries. These foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc that are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. Based on foreign currency exposures existing at December 31, 2003, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in approximately a $719,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.

      At December 31, 2003, the Company held $10,058,000 in cash equivalents, including $817,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year. There have been no significant changes in cash equivalents since December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

	Q1 2003	Q2 2003	Q3 2003	Q4 2003

	(Unaudited)
	(In thousands, except per share amounts)
Revenue from continuing operations	$6,833	$5,942	$6,423	$8,157
Gross margin from continuing operations	$4,687	$4,331	$4,930	$6,287
Restructuring expenses	—	$—	$—	$3,238
Compensation expenses and amortization of acquired intangible asset	$646	$62	$63	$62
Net gain from sale of CRM business	$8,000	$(78)	$(12)	$—
Income (loss) from continuing operations	$5,094	$(1,671)	$(602)	$(2,654)
Loss from discontinued operations	$(33)	$(23)	$(106)	$(15)

Net income (loss)	$5,061	$(1,694)	$(708)	$(2,669)

Net income (loss) per share, basic	$0.41	$(0.14)	$(0.06)	$(0.21)
Net income (loss) per share, diluted	$0.40	$(0.14)	$(0.06)	$(0.21)
Weighted average number of basic shares outstanding	12,453	12,523	12,641	12,876
Weighted average number of diluted shares outstanding	12,649	12,523	12,641	12,876

	Q1 2002	Q2 2002	Q3 2002	Q4 2002(a)

	(Unaudited)
	(In thousands, except per share amounts)
Revenue from continuing operations	$9,507	$9,075	$8,182	$9,832
Gross margin from continuing operations	$6,545	$6,000	$5,339	$6,683
Restructuring expenses	$—	$(37)	$398	$20
Compensation expenses and amortization of acquired intangible asset	$578	$598	$616	$613
Write down of notes receivable	$—	$—	$—	$964
Income (loss) from continuing operations	$130	$(706)	$(2,120)	$(2,874)
Loss from discontinued operations	$—	$(85)	$(43)	$(76)

Net income (loss)	$130	$(791)	$(2,163)	$(2,950)

Net income (loss) per share, basic	$0.01	$(0.07)	$(0.18)	$(0.24)
Net income (loss) per share, diluted	$0.01	$(0.07)	$(0.18)	$(0.24)
Weighted average number of basic shares outstanding	12,115	12,166	12,282	12,365
Weighted average number of diluted shares outstanding	12,373	12,166	12,282	12,365

(a)	Changes in estimates in the allowance for doubtful accounts

      The Company’s statement of operations for the quarter ended December 31, 2002 includes a charge of $879,000 relating to a change in estimate of its allowance for doubtful accounts.

      The Company’s Consolidated Financial Statements are listed under Item 15 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      This information was previously reported in a Current Report on Form 8-K filed with the SEC on September 22, 2003.

Item 9A.	Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      In February 2004, the Company discovered that it was unable to locate certain of its fixed assets. The net book value of these fixed assets was deemed immaterial. In response to both (1) its discovery of these missing fixed assets and (2) communications during 2004 from Deloitte & Touche LLP, the Company’s independent accountants, concerning internal control issues identified by Deloitte & Touche LLP, the Company began implementing improvements to its internal control over financial reporting in February 2004. The implementation of these improvements was an ongoing process that continued through March 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item is contained in part under the caption “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and in part in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004 (the “2004 Proxy Statement”) in the sections entitled “Board of Directors and Corporate Governance Information — Members of the Board of Directors, “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors and Corporate Governance Information  — Board Committees,” and “Board of Directors and Corporate Governance Information — Code of Business Conduct and Ethics,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation

      The response to this item is contained in the 2004 Proxy Statement in the section entitled “Executive Compensation And Related Matters,” which section is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this item is contained in the 2004 Proxy Statement in the sections entitled “General Information About the Annual Meeting — Beneficial Ownership of Voting Stock” and “Executive Compensation and Related Matters — Equity Compensation Plan Disclosure,” which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The response to this item is contained in the 2004 Proxy Statement in the section entitled “Executive Compensation and Related Matters — Certain Relationships and Related Transactions,” which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is contained in the 2004 Proxy Statement “Proposal 4 — Ratification of Selection of Independent Auditors — Independent Auditors’ Fees And Other Matters,” which section is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following are filed as part of this Annual Report on Form 10-K.

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

      3. Exhibits.

      The exhibits filed as a part of this Annual Report on Form 10-K are as follows:

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(2)	—	By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4	.2(13)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer Company.
10	.1(4)+	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(2)+	—	Applix, Inc. 1984 Stock Option Plan.
10	.3(5)+	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10.6		—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10.7		—	First Amendment of Single Tenant Commercial Lease by and Between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10.8		—	Second Amendment of Single Tenant Commercial Lease by and Between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
10	.9+*	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10	.10(6)+	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.16(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10	.17(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10	.18(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
10.19		—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.
10.20		—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.
10.21		—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.
10	.22(12)	—	Applix, Inc. 2003 Director Equity Plan.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Deloitte & Touche LLP.
23.2		—	Consent of Ernst & Young LLP.
31.1		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

12.	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2003.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on March 4, 2004.

*	Previously filed.

+	Management contract or compensatory plan.

      (b) Reports on Form 8-K

      On October 23, 2003, the Company furnished a Current Report on Form 8-K under Item 9, “Regulation FD Disclosure” (Information furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”), containing a copy of its press release relating to the Company’s third quarter financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 29, 2004 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ DAVID C. MAHONEY

David C. Mahoney
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. MAHONEY David C. Mahoney	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ MILTON A. ALPERN Milton A. Alpern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ JOHN D. LOEWENBERG John D. Loewenberg	Chairman of the Board of Directors	March 29, 2004

/s/ BRADLEY D. FIRE Bradley D. Fire	Director	March 29, 2004

/s/ PETER GYENES Peter Gyenes	Director	March 29, 2004

/s/ ALAIN J. HANOVER Alain J. Hanover	Director	March 29, 2004

/s/ CHARLES F. KANE Charles F. Kane	Director	March 29, 2004

      Schedules other than those referred to above have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

Report of Deloitte & Touche LLP, Independent Auditors

To the Board of Directors and Stockholders of Applix, Inc.:

      We have audited the accompanying consolidated balance sheet of Applix, Inc. as of December 31, 2003 and the related consolidated statement of operations, stockholders’ equity and other comprehensive income, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applix, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2004

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Applix, Inc.

      We have audited the accompanying consolidated balance sheet of Applix, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applix, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 7, 2003, except for Note 11,
as to which the date is March 17, 2003,
and Note 9, as to which the date is May 12, 2003

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In thousands, except share and par value amounts)

ASSETS

	2003	2002

Current assets:
Cash and cash equivalents	$9,241	$8,389
Accounts receivable, less allowance for doubtful accounts of $252 and $2,098, respectively	5,715	5,810
Other current assets	2,125	1,906

Total current assets	17,081	16,105
Restricted cash	817	933
Property and equipment
Computer equipment and software	11,064	12,194
Furniture, equipment and leasehold improvements	2,340	2,439

Total property and equipment, at cost	13,404	14,633
Less: accumulated depreciation and amortization	(12,431)	(12,758)

	973	1,875
Capitalized software costs, net of accumulated amortization of $1,575 and $2,733, respectively	265	1,460
Other assets	843	925
Intangible assets, net of accumulated amortization of $688 and $438, respectively	812	1,062
Goodwill	1,158	1,187

TOTAL ASSETS	$21,949	$23,547

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2003 and 2002
(In thousands, except share and par value amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002

Current liabilities:
Accounts payable	$1,083	$2,296
Accrued expenses	6,657	9,492
Accrued restructuring expenses	3,400	71
Deferred revenues	8,060	8,703

Total current liabilities	19,200	20,562
Long term liabilities	494	566
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 13,272,379 and 12,675,176 shares issued, respectively	33	32
Additional paid-in capital	50,497	49,600
Accumulated deficit	(45,375)	(45,365)
Accumulated other comprehensive loss	(1,539)	(487)

	3,616	3,780
Less: treasury stock, 357,627 and 306,198 shares at cost, respectively	(1,361)	(1,361)

Total stockholders’ equity	2,255	2,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,949	$23,547

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share amounts)

	2003	2002	2001

Revenues:
Software license	$13,222	$16,050	$18,406
Professional services and maintenance	14,133	20,546	20,999

Total revenues	27,355	36,596	39,405
Cost of revenues:
Software license	1,850	2,040	1,214
Professional services and maintenance	5,270	9,989	13,657

Total cost of revenues	7,120	12,029	14,871

Gross margin	20,235	24,567	24,534
Operating expenses:
Sales and marketing (includes $23 of stock-based compensation for the year ended December 31, 2003)	10,747	15,311	21,671
General and administrative (includes $267 of stock based compensation for the year ended December 31, 2003)	7,653	5,249	4,484
Product development	5,512	5,699	6,848
Restructuring expense	3,238	381	1,700
Compensation expenses and amortization of acquired intangible asset (Note 9)	833	2,405	1,717
Write down of notes receivable	—	964	—

Total operating expenses	27,983	30,009	36,420

Operating loss	(7,748)	(5,442)	(11,886)
Non-operating income (expenses):
Permanent impairment of cost based investment	—	—	(1,250)
Interest and other income (expense), net	933	(47)	290
Net (loss) gain from sale of subsidiary (Note 10)	(164)	141	—
Net gain from sale of CRM business (Note 11)	7,910	—	—

Income (loss) before taxes	931	(5,348)	(12,846)
Provision for income taxes	(764)	(222)	(558)

Income (loss) from continuing operations	167	(5,570)	(13,404)
Discontinued operations:
Loss from discontinued operations	(177)	(204)	—
Gain on disposal of discontinued operations	—	—	1,081

Net loss	$(10)	$(5,774)	$(12,323)

Net income (loss) per share, basic and diluted:
Continuing operations	$0.01	$(0.46)	$(1.13)
Discontinued operations	(0.01)	(0.02)	0.09

Total loss per share	$(0.00)	$(0.47)	$(1.04)

Weighted average number of shares outstanding:
Basic	12,601	12,223	11,861
Diluted	13,197	12,223	11,861

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except share amounts)

					Notes
				Accumulated	Receivable
		Additional		Other	from Stock		Total
	Common	Paid-in	Accumulated	Comprehensive	Purchase	Treasury	Stockholders’
	Stock	Capital	Deficit	(Loss) Income	Agreement	Stock	Equity

Balance, December 31, 2000	$30	$48,249	$(27,268)	$(580)	$(1,120)	$(1,077)	$18,234
Stock issued under stock plans (326,203 shares)	1	736					737
Stock issued for the acquisition of Dynamic Decisions (100,000 shares)		227					227
Net loss			(12,323)				(12,323)
Foreign currency exchange translation adjustment				77			77

Comprehensive loss							(12,246)

Balance, December 31, 2001	31	49,212	(39,591)	(503)	(1,120)	(1,077)	6,952
Stock issued under stock plans (355,080 shares)	1	388					389
Write down of notes receivable					1,120	(284)	836
Net loss			(5,774)				(5,774)
Foreign currency exchange translation adjustment				16			16

Comprehensive loss							(5,758)

Balance, December 31, 2002	32	49,600	(45,365)	(487)	—	(1,361)	2,419
Stock issued under stock plans (549,573 shares)	1	897					898
Net loss			(10)				(10)
Foreign currency exchange translation adjustment				(1,052)			(1,052)

Comprehensive loss							(1,062)

Balance, December 31, 2003	$33	$50,497	$(45,375)	$(1,539)	$—	$(1,361)	$2,255

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(10)	$(5,774)	$(12,323)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	941	1,097	1,410
Amortization	1,445	1,387	1,086
Net gain on sale of CRM business	(7,910)	—	—
Write-off of impaired investment	—	—	1,250
Gain from discontinued operations	—	—	(1,081)
Net (gain) loss on sale of subsidiary	164	(141)	—
Non-cash restructuring expenses	50	—	92
Write down of notes receivable	—	964	—
Non-cash stock compensation expense	290	—	30
Deferred income taxes	—	(131)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,048	(1,358)	4,684
Sale of accounts receivables	—	2,323	361
(Increase) decrease in other assets	(909)	(558)	566
(Increase) decrease in restricted cash	117	117	(1,050)
Increase (decrease) in accounts payable	(1,243)	182	(540)
Increase (decrease) in accrued expenses	(1,530)	2,156	(1,256)
Increase (decrease) in accrued restructuring expenses	3,279	(695)	766
Increase in other liabilities	9	—	195
Increase (decrease) in deferred revenue	(10)	2,247	2,389
Increase in accrued discontinued operations	—	—	196

Cash (used in) provided by operating activities	(4,269)	1,816	(3,225)
Cash flows from investing activities:
Property and equipment expenditures	(194)	(680)	(856)
Capitalized software costs	—	(1,553)	(844)
Payment for disposition of subsidiary	—	—	(100)
Net proceeds from CRM sale	5,263	—	—
Net proceeds from sale of discontinued operation	—	—	1,300
(Payments) proceeds from sale of subsidiary	(145)	362	—
Payment for acquisition, net of cash acquired	—	—	(1,733)

Cash provided by (used in) investing activities	4,924	(1,871)	(2,233)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	898	389	737
Payment on short-term borrowing	(237)	(368)	—
Proceeds from short-term borrowing	—	237	368

Cash provided by financing activities	661	258	1,105
Effect of exchange rate changes on cash	(464)	(42)	35

Increase (decrease) in cash and cash equivalents	852	161	(4,318)
Cash and cash equivalents at beginning of period	8,389	8,228	12,546

Cash and cash equivalents at end of period	$9,241	$8,389	$8,228

Supplemental disclosure of cash flow information
Stock issued for acquisition of Dynamic Decisions	$—	$—	$227
Cash paid for income tax	$574	$319	$311

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY

      Applix, Inc. (“Applix” or the “Company”) is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics, as well as financial reporting, which includes Applix TM1 and Applix Integra technology and related modules, such as Applix TM1 Web. The Company’s products represent one principal business segment, which Applix reports as its continuing operations. Historically, the Company also provided customer relationship management (CRM) solutions. The Company sold certain assets relating to its CRM software solutions (the “CRM Business”) in the first quarter of 2003 (See Note 11). The Company’s operating results reflect the CRM Business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German CRM operations.

      On March 30, 2001, the Company sold its VistaSource business unit, previously reported as the Linux Division. This unit has been reported as a discontinued operation for all periods presented (See Note 3).

2.     SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

      The consolidated financial statements include the accounts of Applix, Inc. and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Reclassifications

      Certain prior year financial statement items have been reclassified to conform to the current year presentation.

     Use of Estimates

      The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and their realizability, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts, accrued liabilities, deferred revenue and certain post-closing adjustments and transaction costs related to the sale of the Company’s CRM Business.

     Revenue Recognition

      The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and Original Equipment Manufacturers (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In instances where the services are deemed to be essential to the functionality of the software, both license and service revenues are recognized together on a percentage of completion basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In some instances indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company does not collect the fees from the end-user customer, does not have latitude in establishing the price paid by the end-user customer for maintenance services, and does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $705,000, $570,000, and $287,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments, including money market accounts, with a remaining maturity of three months or less at time of purchase. Cash and cash equivalents are carried at fair value, which approximates their cost. Cash equivalents totaled $9,241,000 and $8,389,000 at December 31, 2003 and 2002, respectively. Realized and unrealized gains and losses from available-for-sale securities were not material for the years ended December 31, 2003 and 2002.

      Restricted cash of $817,000 and $933,000 at December 31, 2003 and 2002, respectively, represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts. Per terms of the lease, the amount of the irrevocable standby letter of credit will be reduced and the restrictions on the cash equivalent will be released to the Company ratably over the term of the lease.

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

      The Company performs continuing credit evaluations of its customers’ financial condition, and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. An allowance for doubtful accounts is provided for accounts which management believes may not be collected due to a customer’s financial circumstance (e.g. bankruptcy), and for all accounts which are 180 days past due, absent evidence which supports their collectibility.

      The following table of qualifying accounts provides a rollforward of the allowance for doubtful accounts for years ended December 31, (in thousands):

	2003	2002	2001

Balance, beginning of year	$2,098	$1,446	$1,397
Bad debt expense	15	1,198	316
Write-offs of accounts	1,861	546	267

Balance, end of year	$252	$2,098	$1,446

     Property and Equipment

      Property and equipment are recorded at cost. Assets are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2 to 6 years) as detailed below. Assets financed under a capital lease are depreciated by the straight-line method over their respective useful lives or the lease term, whichever is shorter.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated
	Useful Life
Asset Type	(In Years)

Office furniture	6
Leasehold improvement	5	(or life of lease, whichever is shorter	)
Equipment	3
Computer equipment	3
Software	2

     Product Development Costs

      Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue.

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

      There were no software development costs that qualified for capitalization during the year ended December 31, 2003. Amortization expense related to software development cost was $1,195,000 (which includes $249,000 of write-down to its net realizable value), $1,135,000, and $712,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in the cost of software license revenue.

     Intangible Goodwill and Assets

      Prior to 2002, goodwill was amortized on a straight-line basis over 6 years. The Company ceased to record amortization expense on goodwill on January 1, 2002, upon adoption of a new accounting standard. The Company tests its goodwill for impairment annually or more frequently upon occurrence of certain events or circumstances. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), to its carrying amount. The fair value of the reporting unit is estimated using the Income Approach, a present value technique. At September 30, 2003 and 2002, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value and, accordingly, no impairment adjustments have been required to date.

      Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives, typically 6 years. Intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that a carrying value of those assets may not be recoverable based on expected undiscounted cash flows attributable to those assets. Should such undiscounted cash flows be less than the carrying value of the assets, an impairment charge would be recorded to adjust the carrying value to fair value. No impairment adjustments have been required to date.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As noted, prior to 2002, goodwill was amortized as a period expense. Had the Company accounted for goodwill prior to 2002 consistent with current accounting rules, net loss and net loss per share would have been as follows for the year ended December 31, 2001 (in thousands except for per share amounts):

Year Ended
December 31, 2001

Net loss:	$(12,323)
Goodwill amortization, net of tax	188

Adjusted net loss	$(12,135)

Loss per share, basic and diluted:
As reported	$(1.04)

Adjusted	$(1.02)

Weighted average number of shares outstanding:
Basic	11,861
Diluted	11,861

      Amortization expense related to the Company’s sole intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $250,000, $252,000 and $186,000 during in 2003, 2002, and 2001 respectively. The estimated future annual amortization expense for this intangible asset remaining as of December 31, 2003 is as follows:

2004	$250,000
2005	250,000
2006	250,000
2007	62,000

     Income Taxes

      Deferred tax assets and liabilities are provided for differences between financial reporting and tax bases of assets and liabilities and for loss and credit carryforwards and are measured using enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      For the year ended December 31, 2003, 2002, and 2001 the Company recorded a provision for income taxes of $764,000, $222,000 and $558,000, respectively. The year ended December 31, 2003 includes $355,000 for United States (federal and state) and foreign income taxes related to the Company’s sale of its CRM Business.

      Additionally, during 2003, the Company evaluated its ability to utilize its net operating loss carryforwards and the impact of Section 382 of the United States (“U.S.”) Internal Revenue Code of 1986, as amended (“Section 382”) including use of such loss carryforwards to offset its U.S. gain on the sale of U.S. portion of its CRM Business. Section 382 provides annual limitations to the use of net operating loss carry forwards against future taxable income in the event of a change of ownership. The Company has completed a full analysis of these ownership changes and does not believe that the changes in ownership will increase the Company’s income tax expense as a result of a limitation on its ability to use its net operating loss carry forwards.

      The Company has provided for amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision based upon the evaluation of the estimated forecasted results for the year as a whole. Uncertainties may arise as a consequence of cost

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options.

	Year Ended December 31,

	2003	2002	2001

Numerator:
Income (loss) from continuing operations	$167	$(5,570)	$(13,404)
(Loss) gain from discontinued operations	(177)	(204)	1,081

Net loss	$(10)	$(5,774)	$(12,323)

Denominator:
Denominator for basic net loss per share — Weighted shares outstanding	12,601	12,223	11,861
Diluted effect of assumed exercise of stock options	596	—	—

Denominator for diluted net income (loss) per share	13,197	12,223	11,861

Basic net income (loss) per share
Continuing operations	$0.01	$(0.46)	$(1.13)
Discontinued operations	$(0.01)	$(0.02)	$0.09

Total net loss per share	$(0.00)	$(0.47)	$(1.04)

Diluted net income (loss) per share
Continuing operations	$0.01	$(0.46)	$(1.13)
Discontinued operations	$(0.01)	$(0.02)	$0.09

Total net loss per share	$(0.00)	$(0.47)	$(1.04)

      For the years ended December 31, 2003, 2002 and 2001, the Company excluded potential dilutive common stock equivalents of 602,155, 167,007, and 142,029, respectively, from its calculation of diluted net income (loss) per share. The Company had an additional 1,662,705, 3,069,042 and 2,818,247 of anti-dilutive common stock equivalents outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, which would not have been included in the calculation of diluted net income (loss) per share even if the Company had reported net income, as the stock option exercise price exceeded the average market price for the respective periods.

     Foreign Currency Translation

      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss) within stockholders’ equity. The Company has determined that its intercompany payables and receivables balances with its foreign subsidiaries are short-term in nature and as a result, the Company re-measures these balances at each period end and records any related foreign currency gains and losses in its consolidated statements of operations. The short-term intercompany balances with its foreign subsidiaries are denominated in the British pound, Euro, Australian dollar, and Swiss franc. For the year ended December 31, 2003 and 2002 foreign exchange gains recorded in the consolidated statements of operations totaled $945,000 and $285,000, respectively, primarily as a result of the strengthening Euro, British pound and Australian dollar against the U.S. dollar. For the year ended December 31, 2001, foreign exchange gains and losses recorded in the consolidated statements of operations were not material.

      The Company previously entered into foreign currency forward contracts that economically hedge gains and losses generated by the re-measurement of certain assets and liabilities denominated in a foreign currency. These foreign currency forward contracts were entered into in the ordinary course of business, and accordingly, were not speculative in nature. The Company typically hedges intercompany and receivable balances for periods of 90 days or less. The changes in the fair value of these undesignated hedges are recognized in the statements of operations immediately as an offset to the changes in fair value of the asset or liability being hedged.

      The Company entered into one hedging contract in 2002 and did not have any open hedging contracts as of December 31, 2003. For the years ended December 31, 2002 and 2001, realized and unrealized gains and losses on these contracts were not material.

     Comprehensive Income (Loss)

      Components of comprehensive income (loss) include net income (loss) and certain transactions that have been reported as a separate component of stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments.

     Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $34,000, $85,000, and $485,000 in 2003, 2002 and 2001, respectively.

     Stock-Based Compensation

      The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants to employees and directors using the intrinsic value method and intends to continue to do so. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net loss would have been adjusted to the pro forma amounts presented below (in thousands, except for share and per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(10)	$(5,774)	$(12,323)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	120	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,370)	(2,258)	(3,426)

Pro forma net loss	$(2,260)	$(8,032)	$(15,749)

Net loss per share:
Basic and diluted — as reported	$(0.00)	$(0.47)	$(1.04)
Basic and diluted — pro forma	$(0.18)	$(0.66)	$(1.33)

Weighted average number of shares outstanding:
Basic	12,601	12,223	11,861
Diluted	12,601	12,223	11,861

     Effect of Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company is currently in the process of completing its review of the requirements of FIN 46. However, the Company has not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46.

      In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS No. 149 did not have a material impact on our financial position or results of operations.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     DISCONTINUED OPERATIONS

      In December 2000, the Board of Directors committed to a plan to dispose of the operations of the Company’s VistaSource business. On March 30, 2001, the Company completed the sale of the VistaSource business unit to Real Time International, Inc. (“Real-Time”), a subsidiary of Parallax Capital Partners, LLC for $1,300,000 and a 19% equity interest in Real-Time.

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

      The results of operations including revenue, operating expenses, other income and expense, and income taxes of the VistaSource business unit was reclassified as a discontinued operation. For the year ended December 31, 2001, the Company’s VistaSource business generated revenues of $1,666,000 and incurred a net loss of $870,000. The Company’s results of operations for the years ended December 31, 2003 and 2002 included $177,000 and $204,000, respectively, in expenses primarily relating to certain defense costs incurred from a claim filed against VistaSource (See Note 18) and legal and accounting costs associated with winding down the VistaSource business, and the write-down of a receivable owed to the Company by VistaSource in 2002.

4.     ACCRUED EXPENSES

      Accrued expenses at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Income taxes	$748	$437
Sales and value added taxes	2,351	2,568
Compensation and benefits	2,171	4,141
Other	1,387	2,346

Total	$6,657	$9,492

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     INCOME TAXES

      Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2003	2002	2001

Domestic	$(1,182)	$(6,183)	$(12,515)
Foreign	1,934	835	(331)

Total	$(752)	$(5,348)	$(12,846)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:
Federal and state	(128)	68	$77
Foreign	892	285	481

Total Current	764	353	558

Deferred:
Federal and state	—	—	—
Foreign	—	(131)	—
Change in valuation allowance	—	—	—

Total Deferred	—	(131)	—

Total income tax provision	$764	$222	$558

      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2003	2002

Net operating loss carryforwards	$10,080	$12,041
Deferred revenue	—	60
Accounts receivable	5	550
Accrued expenses	1,491	448
Vacation and benefits	171	166
Software/fixed assets	137	501
Tax credit carryforwards	2,506	2,118
Deferred tax liability	(207)	(319)
Valuation allowance	(14,183)	(15,565)

NET DEFERRED TAX ASSET	$—	$—

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2003	2002	2001

U.S. federal statutory rate	$(402)	$(1,818)	$(4,368)
State and foreign tax provision, net	(803)	(368)	(619)
Research and experimentation tax credit	—	(366)	—
Permanent items	24	16	185
Other	—	—	43
Unbenefitted losses	1,945	2,758	5,317

TAX PROVISION	$764	$222	$558

      The Company had net operating loss carryforwards of approximately $29,100,000 and $29,273,000 at December 31, 2003 and 2002, respectively. The Company also had federal research tax credits of approximately $1,603,000 and $1,500,000 at December 31, 2003 and 2002, respectively. These net operating loss carryforwards and credits expire in various amounts through 2022.

      A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company established a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization. The valuation allowance increased during 2003, primarily due to the increase in net operating loss carryforwards. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 would be allocated as follows (in thousands):

Reported in the statement of operations	$14,183
Reported in capital in excess of par	—

$14,183

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

6.     STOCKHOLDERS’ EQUITY

     Preferred Stock

      The Company has 1,000,000 authorized shares of Preferred Stock, $0.01 per value per share. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. As of December 31, 2003, none of the preferred stock was issued and outstanding.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors of the Company. The rights expire on September 18, 2010 (the “Final Expiration Date”), but may be redeemed by the Company in whole, but not in part, for $0.001 per right (the “Redemption Price”), payable in cash or stock, at any time prior to (i) the tenth business day after the Stock Acquisition Date, or (ii) the Final Expiration Date. Immediately upon the action of the Board of Directors of the Company ordering redemption of the rights, the rights will terminate and the only right of the holders of the rights will be to receive the Redemption Price. The rights may also be redeemable following certain other circumstances specified in the Rights Agreement. Rights shall be issued (i) in respect of each new share of common stock issued after October 2, 2000 but prior to the earlier of the Distribution Date or the Final Expiration

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date and (ii) in connection with the issuance or sale of common stock following the Distribution Date but prior to the Final Expiration Date upon the exercise of stock options or under any employee benefit plan or arrangement, or upon the exercise, conversion or exchange of securities, granted or issued by the Company prior to the Distribution Date.

Stock Option Plans

      The Company has a number of stock award plans, which provide for the grant or issuance of options, restricted common stock, and unrestricted common stock. These plans are administered by the compensation committee of the board of directors, and allow for grants to employees, non-employee directors of the Company, or to non-employees. Option grants can be in the form of either incentive stock options or non-qualified options. Exercise prices are set at the date of grant and are required to be at fair value, in the case of incentive stock options, or at the discretion of the compensation committee, in the case of non-qualified stock option. Awards to non-employee directors must be at no less than the fair value of the common stock on the date of grant.

      Awards to employees require approval by the Board of Directors compensation committee. Awards generally vest in equal installments over four to five year periods. There are generally no performance conditions attached to employee awards, other than continued employment by the Company.

      In 2003, the Board of Directors adopted, and the stockholders approved, the 2003 Director Equity Plan (the “2003 Director Plan”). The 2003 Director Plan provides for the grant of non-statutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees (“Non-Employee Directors”) of the Company or any subsidiary of the Company are eligible to be granted awards under the Plan. A total of 300,000 shares of the Company’s common stock may be issued under the 2003 Director Plan. Any shares subject to options granted pursuant to the 2003 Director Plan which terminate or expire unexercised will be available for future grants under the 2003 Director Plan. The 2003 Director Plan is administered by the Board of Directors of the Company. The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 2003 Director Plan, the stock options must be granted with an exercise price of no less than the fair market value of the stock on the date of grant.

      Pursuant to the 2003 Director Plan, each Non-Employee Director receives an automatic grant of common stock and an option for the purchase of common stock on January 1 of each year, beginning January 1, 2004 (except that a grant of common stock with respect to 2003 which occurred on the date that the 2003 Director Plan was approved by the stockholders in June 2003). Each Non-Employee Director receives an amount of common shares as determined in accordance with the 2003 Director Plan including whether the Director serves on a Board committee. Except for Election Grants, both the grant of shares and options are contingent upon attendance by the Non-Employee Director at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year. Each new Non-Employee Director receives an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2003 Director Plan.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to activity under the various stock plans is as shown below:

		Options Outstanding

	Available for		Weighted Average
	Grant	Number	Exercise Price

Balance at December 31, 2000	656,918	3,103,182	$6.97
Additional authorized	1,000,000	—	—
Stock issued	(35,000)	—	—
Expiration of options under 1984 Plan and Sinper Plan	(7,328)	—	—
Options granted	(1,880,301)	1,880,301	$1.90
Options exercised	—	(66,241)	$3.06
Options cancelled	1,255,642	(1,255,642)	$6.74

Balance at December 31, 2001	989,931	3,661,600	$4.52

Additional authorized	150,000	—	—
Expiration of options under 1984 Plan and Sinper Plan	(534)	—	—
Options granted	(711,000)	711,000	$1.53
Options exercised	—	(14,214)	$1.42
Options cancelled	1,184,404	(1,184,404)	$3.94

Balance at December 31, 2002	1,612,801	3,173,982	$4.08

Additional authorized	300,000	—	—
Stock issued	(44,558)	—	—
Expiration of options under 1984 Plan and Sinper Plan	(12,580)	—	—
Options granted	(1,620,900)	1,620,900	$1.80
Options exercised	—	(269,424)	$1.46
Options cancelled	834,418	(834,418)	$3.31
Shares repurchased (treasury stock, at cost)	51,429	—	$—

Balance at December 31, 2003	1,120,610	3,691,040	$3.44

      Information regarding options outstanding and exercisable as December 31, 2003, under the various stock plans is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices

$.61-$.99	48,175	4.75	$0.77	30,175	$0.75
$1.00-$1.65	1,312,814	5.76	$1.51	287,148	$1.46
$1.66-$2.95	1,199,771	5.55	$2.12	424,623	$2.16
$2.96-$4.88	453,585	1.23	$3.57	431,960	$3.57
$4.89-$9.81	365,495	2.92	$6.01	326,940	$5.99
$9.82-$18.06	311,200	2.93	$13.90	277,920	$13.89

	3,691,040	4.60	$3.44	1,778,766	$4.90

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, 4,811,650 shares of common stock were reserved for future issuance under the stock plans, which include stock options outstanding and stock options available for future grant.

      At December 31, 2002 and 2001 there were 1,576,167 and 1,512,808 exercisable options, respectively with weighted average exercise prices of $5.21, and $5.49, respectively.

Stock-Based Compensation

      Pro forma information regarding net loss and loss per share is presented in Note 2. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes options valuation model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	2003	2002	2001

Expected life (years)	4	4	5
Expected stock price volatility	83.5%	97.1%	96.0%
Risk free interest rate	2.61%	3.82%	4.72%
      Using the above assumption the weighted average grant date fair values for options granted were $ 1.03, $1.09, and $1.42, in 2003, 2002, and 2001, respectively.

Employee Stock Purchase Plan

      The Company established its Employee Stock Purchase Plan during 1995 (1995 Plan), allowing eligible employees to purchase common stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on either (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. On February 26, 2001, the Board of Directors adopted, and on May 4, 2001, the stockholders approved the Company’s Employee Stock Purchase Plan (2001 Plan), which authorized the issuance of up to 800,000 shares of common stock and has generally the same terms as the 1995 Plan. During 2003, 235,591 shares were issued under the 2001 Plan and in 2002, 313,366 shares were issued under the 2001 Plan. During 2001, 124,958 shares were issued under the 2001 Plan and 100,004 shares were issued under the 1995 Plan. At December 31, 2003, 126,085 shares were available for issuance under the 2001 Plan.

Notes Receivable from Stock Purchase Agreements

      In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchase of such shares were funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest on the promissory notes is calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sells any shares prior to July 31, 2005, the net proceeds from such sale shall become immediately due and payable without notice or demand. In the event the executive leaves the Company, voluntarily or for cause, the loan shall become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002. These loans, which were shown as a deduction to Stockholders’ Equity, are secured by the common stock purchased. Certain of these loans are

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and have been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44, for accounting purposes only the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. During the year ended December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. The Company may incur compensation charges if the fair value of the underlying stock appreciates over the original purchase price, plus interest. These loans continue to be full recourse, and the Company intends to enforce collection of those amounts that are outstanding. As of December 31, 2003 and 2002, there were no amounts reflected on the Company’s Consolidated Balance Sheets as owed on these notes for accounting purposes only.

7.     EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution plan (401(k)) in which all full time employees are eligible to participate once they have reached the age of 21. The Company may make discretionary contributions to the plan as determined by the Board of Directors. Employee contributions vest immediately. Employer contributions vest fully after two years of employment. The Company’s matching contribution to the plan was $113,000, $178,000, and $205,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.     MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATIONS

      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s business performance management and business intelligence software products (See Note 1). The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. Financial information provided to the Company’s chief operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. As a result of the VistaSource disposition, the Company had only one operating segment at December 31, 2003, 2002, and 2001.

      A summary of the Company’s operations by geographic locations for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

Geographic Segment Information	2003	2002	2001

Revenue from continuing operations
United States	$8,991	$15,078	$14,156
Europe	13,062	17,055	20,865
Pacific Rim	5,302	4,463	4,384

Total revenue from continuing operations	$27,355	$36,596	$39,405

Long-lived Assets
United States	$1,213	$1,632	$1,956
Europe	792	455	778
Pacific Rim	968	975	912

Total long-lived assets	$2,973	$3,062	$3,646

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     ACQUISITION

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

      According to the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed and paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were being accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expenses and accrued were translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made four cash payments totaling $2,536,000 in 2003 and four cash payments totaling $2,153,000 in 2002.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma revenues, net loss, and net loss per share shown below for the year ended December 2001 assumes the acquisition of Dynamic Decisions occurred on January 1, 2001.

Year Ended
December 31,
2001

(In thousands, except per share amounts)	(Unaudited)
Revenues	$31,186
Net loss	$(11,972)

Total basic and diluted net loss per share	$(1.01)

10.     SALE OF SUBSIDIARY

      In December 2002, the Company sold the stock of its Dutch subsidiary, a remote sales office, and recorded a gain from the sale of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser exclusive rights to resell the Company’s CRM products in the Netherlands. In 2003, the Company eliminated the gain on the sale as a result of certain post-closing adjustments and the additional accrual of transaction costs.

11.     NET GAIN FROM SALE OF CRM BUSINESS

      In the first quarter of 2003, the Company completed the sale of the CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.

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

      The Company’s results for the twelve months ended December 31, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

      The Company has recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

12.     RESTRUCTURING EXPENSES

      In 2001, 2002 and 2003, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the third quarter of 2002, the Company adopted a plan of restructuring to further reduce operating costs. The plan included a reduction of headcount of 21 non-management and three management employees, primarily professional services, sales, marketing, and customer support personnel. The plan also included the closure of one foreign office. As a result of the restructuring plan, the Company recorded a charge of $398,000, which is comprised of $372,000 for workforce reduction, $20,000 related termination costs, and $6,000 for office closure. During the fourth quarter of 2002, the Company recorded an adjustment to increase this charge by $20,000. In addition, the Company changed its estimate of the amounts within workforce, office closures and other contractual obligations, which did not result in a change in the total amount of the charge. These changes were not significant. The remaining unpaid balance of $71,000 as of December 31, 2002 was paid in full during the first quarter of 2003.

      In the fourth quarter of 2003, the Company adopted a plan of restructuring to further reduce operating costs. Under this plan, the Company had ceased to use and made the determination that it had no future use and benefit of certain space pertaining to its Westborough headquarters’ office lease. As discussed in Note 19, the Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would abandon support assets associated with this space, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a net restructuring charge for this space of $3,238,000, which included certain transaction costs including professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to impaired assets.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the restructuring cash charges, are detailed as follows:

Balance at
December 31,
Cash charges	2003

Payment to landlord for abandoned space	$3,000,000
Deferred rent obligation related to abandoned space	(162,000)
Professional service fees	400,000

Total restructuring	$3,238,000

      Amounts included in the 2003 restructuring were paid in full in the first quarter of 2004.

13.     RESTRICTED CASH

      On August 1, 2001, the Company established a $1,050,000 irrevocable standby letter of credit in connection with executing an agreement to lease certain office space, which commenced on November 1, 2001. The irrevocable standby letter of credit is collateralized by a restricted cash deposit of $1,050,000, which is reduced over the term of the lease, provided the Company has not defaulted on the office lease. The irrevocable standby letter of credit and underlying security deposit (restricted cash) requirement of $1,050,000 was reduced to $933,000 as of November 1, 2002 and to $817,000 as of November 1, 2003 and will be reduced starting the first day of the fourth lease year as follows:

Reduction Amount

Fourth lease year (November 1, 2004)	$175,001
Fifth lease year (November 1, 2005)	$233,330
Sixth lease year (November 1, 2006)	$283,335

      At the end of the sixth year, the Company can reduce the letter of credit to $125,000 or substitute $125,000 in cash in lieu of the letter of credit.

14.     RELATED PARTY TRANSACTIONS

      On December 29, 2003, the Company licensed its product to a customer whose Chief Executive Officer and President serves on the Company’s Board of Directors. The amount paid by this customer was $50,000, which also included first year’s maintenance. As of December 31, 2003, no amounts remained outstanding from the customer.

      For the years ended December 31, 2003, 2002 and 2001, software license revenues and cost of software license revenues included sales and royalty expenses incurred in connection with a reseller agreement between the Company and Beachware Pty Ltd (“Beachware”) whose owners were also employees of the Company. During 2003, 2002 and 2001 the Company recorded $810,000, $686,000 and $298,000, respectively, in revenues and incurred royalty expenses of $514,000, $405,000 and $173,000, respectively, related to Beachware product sales. As of December 31, 2003 and 2002, royalties owed to Beachware were $176,000, and $214,000, respectively.

      In December 2003, the Company terminated the employment of the two principal owners of Beachware, who were former shareholders of Dynamic Decisions. The two former employees will continue to resell the Company’s product under terms of a reseller agreement entered into with the Company in December 2003.

15.     NON-RECOURSE SALE OF RECEIVABLES

      The Company had a Non-Recourse Accounts Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with a certain bank, which allowed the Company from time to time to sell qualifying

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. During 2003, the Company did not sell any of its accounts receivables. The Receivable Purchase Agreement expired in January 2004.

      On or about December 31, 2002, the Company factored certain accounts receivable to the bank pursuant to the Receivable Purchase Agreement in the amount of $905,000. Of the amounts transferred, the Company recognized as a sale those account receivable balances for which there was no future obligation to the customer in the amount of $668,000. The Company concluded that these accounts were legally isolated, and accordingly, these amounts were excluded from the Company’s accounts receivable balance at December 31, 2002. The loss from the sale of the financial assets and retained interest for cash collection were not material to the Company’s results of operations or financial position. At December 31, 2002, $237,000 of the $905,000 transferred did not qualify as a sale and was treated as a financing transaction and included in accounts receivable with the proceeds from the transfer reflected as a borrowing.

16.     EXECUTIVE TERMINATION COSTS

      On February 27, 2003, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company has agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a Secured Promissory Note dated July 30, 2000 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the Severance Agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which were held by the Company in treasury as of December 31, 2003, which was stock the executive had purchased using the funds loaned to the executive pursuant to such Secured Promissory Note. During the first quarter of 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts are to be paid in 15 equal installments, and the remaining unpaid balance as of December 31, 2003 was $108,000.

      In the second quarter of 2003, the Company entered into Severance Agreements with two executives. Pursuant to their agreements, the Company has agreed to pay the executives their salary and provide the executives certain benefits including medical during their severance period. During the second quarter of 2003, the Company recorded $206,000 in costs related to the termination of the executives, and $103,000 in stock-based compensation related to modifications to stock awards to one of the executives. The severance amounts were paid in equal installments. In the third quarter, the Company recorded an adjustment of $37,000 for changes in the estimated severance amounts for one of these executives. There is no remaining unpaid balance as of December 21, 2003.

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

18.     COMMITMENTS AND CONTINGENCIES

     Contingencies

      From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may be a party that

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company believes could materially adversely affect its consolidated results of operations or financial condition.

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

      On June 16, 2003, the Company announced that is was the subject of an investigation by the Securities and Exchange Commission related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Commitments

      As of December 31, 2003, the Company had future cash commitments (see Note 19 Subsequent Events regarding the Company’s Westborough, MA headquarters’ lease) for the payments pertaining to its world-wide obligations under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating leases

(in thousands)
2004	$2,108
2005	1,990
2006	1,906
2007	1,970
2008	1,970
2009 and after	8,029

Total minimum lease payments	$17,973

      The Company incurred $2,312,000, $2,639,000 and $2,360,000 in rent expense for the years ended December 31, 2003, 2002 and 2001, respectively.

19.     SUBSEQUENT EVENTS

      In January 2004, the Company had entered into a lease amendment of its original lease with its landlord for its Westborough, MA headquarters. The amendment required the payment of a $3,000,000 restructuring fee to the landlord, which was paid on January 22, 2004. Per terms of the amendments, the original lease was amended as follows: 1) a reduction in the amount of space leased was reduced from 49,960 square feet to 24,376 square feet, 2) a reduction in annual rental payments from approximately $1,400,000 to $550,000, 3) a reduction in remaining term of the lease from 9 3/4 years to 7 years, and 4) a reduction of the amount of the required irrevocable standby letter of credit from $817,000 to $400,000. The payment required pursuant to the release of excess space was expensed in 2003 as part of the restructuring charge recorded (See Note 12).

      On February 3, 2004, the Board of Directors of Company adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (“2004 Plan”). Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. The 2004 Plan is intended to replace the Company’s 1994 Equity Incentive Plan, which expires by its terms on April 10, 2004.

      On February 3, 2004, the Board of Directors of the Company adopted, subject to stockholder approval, an amendment to the 2001 Employee Stock Purchase Plan increasing the total number of shares reserved for issuance by an additional 500,000 shares of common stock to an aggregate of 1,300,000 shares of common stock.

      On February 27, 2004, a member of the Company’s Board of Directors along with another investor, who is related to the Board member, purchased a total 657,894 shares of common stock for approximately $3,000,000. Both the board member and the other investor each purchased 328,947 shares of common stock. On February 27, 2004, the Company amended its Rights Agreement (see Note 6 — Common Stock Purchase Rights). The amendment provided that the purchasing Board member and any person or entity deemed to be affiliated or associated with him shall not be considered an “Acquiring Person”, as defined under the Rights Agreement, unless the board member together with Affiliate becomes the beneficial owner of 20% or more of the shares of common stock of the Company then outstanding.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 19, 2004, the Company entered into two credit facilities, providing for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% and is in the aggregate principal amount of up to the lesser of (i) $2,000,000 and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% and is in the aggregate principal amount of up to $1,000,000. The obligations of the Company to SVB are guaranteed the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The facilities will expire on March 18, 2005.

EXHIBIT INDEX

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(2)	—	By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4	.2(13)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer Company.
10	.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(2)†	—	Applix, Inc. 1984 Stock Option Plan.
10	.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10.6		—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10.7		—	First Amendment of Single Tenant Commercial Lease by and Between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10.8		—	Second Amendment of Single Tenant Commercial Lease by and Between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
10	.9†*	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10	.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.16(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10	.17(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10	.18(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
10.19		—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.
10.20		—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.
10.21		—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.
10	.22(12)	—	Applix, Inc. 2003 Director Equity Plan.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Deloitte & Touche LLP.
23.2		—	Consent of Ernst & Young LLP.
31.1		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

12.	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2003.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on March 4, 2004.

*	Previously Filed.

†	Management contract or compensatory plan.