Form 10-K/A
period 2003-12-31
APPLIX INC /MA/
filed 2004-04-07
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-K/A

For Annual and Transitional Reports Pursuant to Sections 13 or 15(d)
of The Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-25040

Applix, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2781676 (I.R.S. Employer Identification No.)

289 Turnpike Road, Westborough, Massachusetts (Address of principal executive offices)	01581-2831 (Zip Code)

Registrant’s telephone number, including area code: (508) 870-0300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0025 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [ ] No [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant was $17,551,130 based on the closing price of the Common Stock on the NASDAQ SmallCap on June 30, 2003.

     On March 12, 2004, the Registrant had 14,139,646 outstanding shares of common stock.

Documents Incorporated By Reference

Document Part	Form 10-K
Portions of the Registrant’s Definitive Proxy Statement for the Annual Stockholders Meeting to be held on May 27, 2004 to be filed with the United States Securities and Exchange Commission	Part III

Explanatory Note

     This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K originally filed with the United States Securities and Exchange Commission (the “Commission”) on March 30, 2004 is being filed for the purpose of amending and restating the exhibit index contained in Item 15 of the original Annual Report on Form 10-K to correct the numbering of the exhibits and to include in the exhibit index exhibits previously filed by the Registrant with the Commission during the fiscal year ended December 31, 2003. The Annual Report on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A, is referred to herein as “Annual Report on Form 10-K/A.”

     This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 30, 2004, or modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

APPLIX, INC.

FORM 10-K/A

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following are filed as part of this Annual Report on Form 10-K/A

     1. Consolidated Financial Statements.

     The consolidated financial statements listed in the Index to Consolidated Financial Statements in the Annual Report on Form 10-K, originally filed with the Commission on March 30, 2004, are incorporated herein by reference.

     2. Consolidated Financial Statement Schedule.

     The consolidated financial statement schedule listed in the Index to Consolidated Financial Statements in the Annual Report on Form 10-K, originally filed with the Commission on March 30, 2004, is incorporated herein by reference.

     3. Exhibits.

     The exhibits filed as a part of this Annual Report on Form 10-K/A are as follows:

2.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3.1(2)	—	Restated Articles of Organization.
3.2(2)	—	By-laws.
4.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4.2(13)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.
10.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10.2(2)†	—	Applix, Inc. 1984 Stock Option Plan.
10.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10.6*	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10.7*	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10.8*	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
10.9(14)†	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10.11(15) †	—	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003.
10.12(16) †	—	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003.
10.13(16) †	—	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003.
10.14(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10.15(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10.16(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
10.17(17)	—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.
10.18(18)	—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.
10.19(19)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.

10.20(12)	—	Applix, Inc. 2003 Director Equity Plan.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
23.2*	—	Consent of Ernst & Young LLP.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (regarding Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (regarding Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
31.3	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (regarding Amendment No. 1 on Form 10-K/A).
31.4	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (regarding Amendment No. 1 on Form 10-K/A).
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2*	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

12.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2003.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Commission on March 4, 2004.

14.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as originally filed with the Commission on March 31, 2003.

15.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

16.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

17.	Previously filed as Exhibit 10.19 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

18.	Previously filed as Exhibit 10.20 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

19.	Previously filed as Exhibit 10.21 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

*	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

†	Management contract or compensatory plan.

     (b) Reports on Form 8-K

     On October 23, 2003, the Registrant furnished a Current Report on Form 8-K under Item 9, “Regulation FD Disclosure” (Information furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”), containing a copy of its press release relating to the Registrant’s third quarter financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf as of April 7, 2004 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ David C. Mahoney

David C. Mahoney Chief Executive Officer

EXHIBIT INDEX

2.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3.1(2)	—	Restated Articles of Organization.
3.2(2)	—	By-laws.
4.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4.2(13)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.
10.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10.2(2)†	—	Applix, Inc. 1984 Stock Option Plan.
10.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10.4(6)	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10.6*	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10.7*	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10.8*	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
10.9(14)†	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.
10.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10.11(15) †	—	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003.
10.12(16) †	—	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003.
10.13(16) †	—	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003.
10.14(11)	—	Borrower Agreement by the Registrant, Applix (UK) Limited, Applix Australia Pty, Ltd., Veriteam, Ltd. in favor of the Export-Import Bank and Silicon Valley Bank.
10.15(11)	—	Loan and Security Agreement, dated December 5, 2001 between the Registrant and Silicon Valley Bank.
10.16(11)	—	Non-Recourse Receivables Purchase Agreement dated December 31, 2001, between the Registrant and Silicon Valley Bank.
10.17(17)	—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.
10.18(18)	—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.
10.19(19)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.
10.20(12)	—	Applix, Inc. 2003 Director Equity Plan.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
23.2*	—	Consent of Ernst & Young LLP.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (regarding Annual Report on Form
10-K for the fiscal year ended December 31, 2003).
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (regarding Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
31.3	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (regarding Amendment No. 1 on Form 10-K/A).
31.4	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (regarding Amendment No. 1 on Form 10-K/A).
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2*	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File no. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Commission on November 14, 2001.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the Commission on May 15, 2002.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the Commission on November 14, 2000.

11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

12.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2003.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Commission on March 4, 2004.

14.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as originally filed with the Commission on March 31, 2003.

15.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

16.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

17.	Previously filed as Exhibit 10.19 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

18.	Previously filed as Exhibit 10.20 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

19.	Previously filed as Exhibit 10.21 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003,

as filed with the Commission on March 30, 2004.

*	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

†	Management contract or compensatory plan.