Form 10-Q
period 2004-03-31
APPLIX INC /MA/
filed 2004-05-17
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     As of May 5, 2004, there were 14,209,620 shares of the Registrant’s common stock, $0.0025 par value, outstanding.

APPLIX, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,657	$9,241
Accounts receivable, less allowance for doubtful accounts of $214 and $252, respectively	4,796	5,715
Other current assets	2,037	2,125

Total current assets	19,490	17,081
Restricted cash	400	817
Property and equipment, at cost	13,362	13,404
Less: accumulated amortization and depreciation	(12,586)	(12,431)

Net property and equipment	776	973

Capitalized software costs, net of accumulated amortization of $1,707 and $1,575, respectively	133	265
Goodwill	1,158	1,158
Intangible asset, net of accumulated amortization of $750 and $688, respectively	750	812
Other assets	843	843

TOTAL ASSETS	$23,550	$21,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$1,083
Accrued expenses	6,025	6,657
Accrued restructuring expenses	304	3,400
Deferred revenues	8,021	8,060

Total current liabilities	15,399	19,200

Long term liabilities	453	494

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,541,723 and 13,272,379 shares issued, respectively	36	33
Additional paid-in capital	55,208	50,497
Accumulated deficit	(44,637)	(45,375)
Accumulated other comprehensive loss	(1,600)	(1,539)

	9,007	3,616
Less: treasury stock, 357,627 shares at cost	(1,309)	(1,361)

Total stockholders’ equity	7,698	2,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,550	$21,949

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Software license	$3,767	$2,691
Professional services and maintenance	3,616	4,142

Total revenues	7,383	6,833
Cost of revenues:
Software license	206	412
Professional services and maintenance	1,023	1,734

Total cost of revenues	1,229	2,146
Gross margin	6,154	4,687
Operating expenses:
Sales and marketing	2,513	2,707
Product development	1,326	1,537
General and administrative (includes $15 and $45 of stock-based compensation for the three months ended March 31, 2004 and 2003, respectively)	1,608	2,228
Compensation expense related to acquisition	—	583
Amortization of acquired intangible asset	63	63

Total operating expenses	5,510	7,118

Operating income (loss)	644	(2,431)
Non-operating income:
Interest and other income, net	147	174
Net gain from sale of CRM business (Note 5)	—	8,000

Income before taxes	791	5,743
Provision for income taxes	27	649

Income from continuing operations	764	5,094
Loss from discontinued operations	(26)	(33)

Net income	$738	$5,061

Net income per share, basic and diluted:
Continuing operations basic	$0.06	$0.41
Continuing operations diluted	$0.05	$0.40
Discontinued operations basic and diluted	$(0.00)	$(0.00)

Net income per share basic	$0.05	$0.41
Net income per share diluted	$0.05	$0.40

Weighted average number of shares outstanding:
Basic	13,517	12,453
Diluted	15,061	12,649

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$738	$5,061
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	183	265
Amortization	195	291
Provision for doubtful accounts	41	16
Gain on sale of CRM business	—	(8,000)
Non-cash stock compensation expense	15	—
Changes in operating assets and liabilities:
Decrease in restricted cash	417	—
Decrease in accounts receivable	902	1,391
Decrease (increase) in prepaid and other current assets	111	(560)
Decrease in accounts payable	(5)	(651)
Decrease in accrued expenses	(659)	(602)
Decrease in accrued restructuring expenses	(3,096)	—
Decrease in other liabilities	(10)	—
(Decrease) increase in deferred revenues	(39)	328

Cash used in operating activities	(1,207)	(2,461)

Cash flows from investing activities:
Property and equipment expenditures	(25)	(37)
Net proceeds from sale of CRM business	—	5,525

Cash (used in) provided by investing activities	(25)	5,488

Cash flows from financing activities:
Proceeds from issuance of common stock to affiliate	3,000	—
Proceeds from issuance of common stock under stock plans	1,355	198
Payment on short-term borrowing	—	(216)
Proceeds from notes receivable	232	—

Cash provided by (used in) financing activities	4,587	(18)

Effect of exchange rate changes on cash	61	(227)

Increase in cash and cash equivalents	3,416	2,782
Cash and cash equivalents at beginning of period	9,241	8,389

Cash and cash equivalents at end of period	$12,657	$11,171

Supplemental disclosure of cash flow information
Cash paid for income tax	$108	$62

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

     Applix, Inc. (“ the Company”) is a global provider of Business Intelligence (BI) and Business Performance Management (BPM) solutions, focused on interactive planning, budgeting and analytics, as well as financial reporting, which includes Applix TM1 and Applix Integra technology and related modules, such as Applix TM1 Web. The Company’s products represent one principal business segment, which the Company reports as its continuing operations.

     Historically, the Company also provided customer relationship management (CRM) solutions. The Company sold certain assets relating to its CRM software solutions (the “CRM Business”) in the first quarter of 2003 (See Note 5). The Company’s operating results reflect the CRM Business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing of certain assets relating to the German CRM operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates or assumptions. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and their realizability, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts, accrued expenses, deferred revenue and certain post-closing adjustments and transaction costs related to the sale of the Company’s CRM Business.

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

     As part of an arrangement, end-user customers typically purchase maintenance contracts. Maintenance services include telephone and Web based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. Therefore, professional services are deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, training, building simple interfaces and running test data.

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

     Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and is typically an hourly rate for professional services and a per class rate for training. Revenues for consulting services are generally recognized on a time and material basis as services are delivered. Based upon the Company’s experience in completing product implementations, it has determined that these services are typically delivered within three months or less subsequent to the contract signing.

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

     In some instances indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company does not collect the fees from the end-user customer, does not have latitude in establishing the price paid by the end-user customer for maintenance services, and does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $ 245,000 and $155,000 for the three months ended March 31, 2004 and 2003, respectively.

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

     For the three months ended March 31, 2004 and 2003, the Company recorded a provision for income taxes of $27,000 and $649,000, respectively. The provision for the three months ended March 31, 2003 includes $355,000 for United States (federal and state) and foreign income taxes related to the Company’s sale of its CRM Business.

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

     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$738	$5,061
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	15	45
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards, net of related tax effects	(591)	(757)

Pro forma net income	$162	$4,349

Net income per share:
Basic — as reported	$0.05	$0.41

Diluted — as reported	$0.05	$0.40

Basic — pro forma	$0.01	$0.35

Diluted — pro forma	$0.01	$0.34

Weighted average number of shares outstanding:
Basic	13,517	12,453
Diluted	15,061	12,649

     The fair value for stock option awards is estimated at the date of the grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	2004	2003
Expected life (years)	4	4
Expected stock price volatility	81.7%	97.1%
Risk free interest rate	2.77%	3.82%

3. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Income from continuing operations	$764	$5,094
Loss from discontinued operations	(26)	(33)

Net income	$738	$5,061

Denominator:
Denominator for basic net income per share — weighted average number of shares outstanding	13,517	12,453
Dilutive effect of assumed exercises of stock options	1,544	196

Denominator for diluted net income per share	15,061	12,649

Basic net income (loss) per share
Continuing operations	$0.06	$0.41
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.05	$0.41

Diluted net income (loss) per share
Continuing operations	$0.05	$0.40
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.05	$0.40

     The Company had an additional 635,588 and 3,445,000 of anti-dilutive common stock equivalents (stock options) outstanding for the three months ended March 31, 2004 and 2003, respectively, which were not included in the calculation of diluted net income per share as the stock option exercise price exceeded the average market price for the respective periods.

4. Comprehensive Income (Loss)

     Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments.

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income	$738	$5,061
Other comprehensive loss	(61)	(355)

Total comprehensive income	$677	$4,706

5. Net Gain from Sale of CRM Business

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

     The Company’s results for three months ended March 31, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

      In the first quarter of 2003, the Company recorded a net gain before tax of $8,000,000, which includes net cash consideration of $5,525,000, which reflects $262,000 paid back to iET, and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,077,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

     In the fourth quarter of 2003, the Company recorded an adjustment, a change in estimates, of $90,000 to reduce the net gain from the sale of the CRM Business and paid back to iET an additional $225,000 of the total cash consideration received due to post-closing adjustments.

6. Commitments and Contingencies

Contingencies

     From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current litigation to which the Company is or may be a party that the Company believes could materially adversely affect its consolidated results of operations or financial condition.

     On June 16, 2003, the Company announced that is was the subject of an investigation by the Securities and Exchange Commission related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter.

Commitments

     In January 2004, the Company entered into a lease amendment of its original lease with its landlord for its Westborough, MA headquarters. The amendment required the payment of a $3,000,000 restructuring fee to the landlord, which was paid on January 22, 2004. Per terms of the amendment, the original lease was amended as follows: 1) a reduction in the amount of space leased from 49,960 square feet to 24,376 square feet, 2) a reduction in annual rental payments from approximately $1,400,000 to $550,000, 3) a reduction in remaining term of the lease from 9 3/4 years to 7 years, and 4) a reduction of the amount of the required irrevocable standby letter of credit from $817,000 to $400,000. The payment required pursuant to the release of excess space was expensed in 2003 as part of the restructuring charge recorded (See Note 7).

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

7. Restructuring Expenses

     In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use and made the determination that it had no future use and benefit of certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring expense for this space of $3,238,000. Restructuring expense included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets.

     The accrued restructuring expenses, as well as the Company’s 2004 adjustments and payments made against accruals are detailed as follows:

	Balance at			Balance at
	December 31,	Adjustment/Charge	Payments	March 31,
	2003	Incurred	Made	2004
Payment to landlord for abandoned space	$3,000,000	$—	$(3,000,000)	$—
Professional service fees	400,000	(50,000)	(46,000)	304,000

Total cash components	$3,400,000	$(50,000)	$(3,046,000)	$304,000

8. Discontinued Operations

     In December 2000, the Board of Directors committed a plan to dispose of the operations of the Company’s VistaSource business. On March 31, 2001, the Company completed the sale of the VistaSource business unit. The Company’s results of operations for the quarters ended March 31, 2004 and 2003 included $26,000 and $33,000, respectively, in expenses primarily relating to legal and accounting costs associated with winding down the VistaSource business, a discontinued operation.

9. Bank Credit Facilities

     On March 19, 2004, the Company entered into two credit facilities, providing for loans, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and is in the aggregate principal amount of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and is in the aggregate principal amount of up to $1,000,000. The obligations of the Company to SVB are guaranteed the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The two credit facilities will expire on March 18, 2005. As of March 31, 2004, there were no amounts outstanding under these two credit facilities.

10. Executive Termination Costs

     On February 27, 2003, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company has agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a Secured Promissory Note dated July 30, 2000 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the Severance Agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which were held by the Company in treasury as of March 31, 2004, which stock the executive had purchased using the funds loaned to the executive pursuant to such Secured Promissory Note. During the first quarter of 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts are to be paid in 15 equal installments, and the remaining unpaid balance as of March 31, 2004 was $38,000.

11. Stockholders’ Equity

     On February 3, 2004, the Board of Directors of Company adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (“2004 Plan”). Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. The 2004 Plan is intended to replace the Company’s 1994 Equity Incentive Plan (“1994 Plan”), which expires by its terms on April 10, 2004 and no additional stock awards can be issued under the 1994 Plan after its expiration.

     On February 3, 2004, the Board of Directors of the Company adopted, subject to stockholder approval, an amendment to the 2001 Employee Stock Purchase Plan increasing the total number of shares reserved for issuance by an additional 500,000 shares of common stock to an aggregate of 1,300,000 shares of common stock.

     On February 27, 2004, a member of the Company’s Board of Directors along with another investor, who is related to the Board member, purchased a total 657,894 shares of common stock for approximately $3,000,000. The board member and the other investor each purchased 328,947 shares of common stock. The purchase price of the shares was $4.56 per share, which represents the average of the last reported sales price per share of Applix common stock on the NASDAQ SmallCap Market over the five consecutive trading days ending February 26, 2004.

     On February 27, 2004, the Company amended its Rights Agreement. The amendment provided that the purchasing Board member and any person or entity deemed to be affiliated or associated with him shall not be considered an “Acquiring Person”, as defined under the Rights Agreement, unless the board member together with affiliates become the beneficial owner of 20% or more of the shares of common stock of the Company then outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Operations

     The Company is a global provider of business intelligence (“BI”) and business performance management (“BPM”) solutions, focused on interactive planning, budgeting, forecasting and analytics as well as financial reporting. These solutions enable customers to continuously manage and monitor performance across financial and operational functions within the enterprise, with the views of past performance, the current state of business, and future opportunities.

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

     The Company has decided to strategically and tactically focus its efforts including development, sales and marketing on its BI and BPM products. In the first quarter of 2003, the Company sold its customer relationship management business (“CRM Business”) (see Note 6 of the Notes to the Consolidated Financial Statements). The Company’s operating results reflect the operations of the CRM Business up through its sale, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German component of the CRM Business. The Company is currently only selling BPM and BI products and related services.

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

•	Revenue Recognition

•	Accounts Receivable and Bad Debt

•	Goodwill and Other Intangible Assets and Related Impairment

•	Restructuring

•	Deferred Income Taxes

     These policies are unchanged from those used to prepare the 2003 annual financial statements. For more information regarding our critical accounting policies, we refer the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2003, Note 1 to the consolidated financial statements for the year ended December 31, 2003, contained within our Annual Report on Form 10-K for the year ended December 31, 2003, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2004 and 2003

Revenues

	Three Months Ended March 31,
		Percent of		Percent of
	2004	Revenues	2003	Revenues
BI/BPM	$3,767,000	100%	$2,438,000	91%
CRM	—	—%	253,000	9%

Total Software License Revenues	3,767,000	51%	2,691,000	39%

BI/BPM	181,000	100%	55,000	54%
CRM	—	—%	46,000	46%

Total Training Revenues	181,000	2%	101,000	2%

BI/BPM	284,000	100%	674,000	63%
CRM	—	—%	394,000	37%

Total Consulting Revenues	284,000	4%	1,068,000	15%

BI/BPM	3,151,000	100%	2,414,000	81%
CRM	—	—%	559,000	19%

Total Maintenance Revenues	3,151,000	43%	2,973,000	44%

BI/BPM	3,616,000	100%	3,143,000	76%
CRM	—	—%	999,000	24%

Total Professional Services and Maintenance Revenues	3,616,000	49%	4,142,000	61%

Total Revenues	$7,383,000	100%	$6,833,000	100%

     Total revenues for the three months ended March 31, 2004 were $7,383,000, consisting exclusively of BI/BPM revenues, compared to $6,833,000 consisting of $5,581,000 of BI/BPM revenues and $1,252,000 of CRM revenues, for the three months ended March 31, 2003. The increase in total revenues was primarily due to an increase of $1,076,000 in the Company’s software license revenues, which was partially offset by a decrease of $526,000 in professional services and maintenance revenues. This decrease is primarily due to a $999,000 decrease in total professional services and maintenance revenues as a result of the sale of the CRM Business in the first quarter of 2003 and an increased reliance on the Company’s partners to provide consulting services.

Software License Revenues

     Software license revenues increased by $1,076,000 to $3,767,000, or 51% of total revenues, for the three months ended March 31, 2004, from $2,691,000, or 39% of total revenues, for the three months ended March 31, 2003. Software license revenues for the three months ended March 31, 2004 were solely from BI/BPM products. BI/BPM software license revenues for the three months ended March 31, 2004 represented a 55% increase from $2,438,000 of BI/BPM software license revenues for the three months ended March 31, 2003. The increase in software license revenues was primarily due to an increase in license transactions for BI/BPM products, which included six deals greater than $100,000 each, totaling $904,000, for the three months ended March 31, 2004, compared to three deals greater than $100,000 each, totaling $394,000, for the three months ended March 31, 2003.

     Domestic license revenues increased by $507,000 to $1,238,000 for the three months ended March 31, 2004 from $731,000 for the three months ended March 31, 2003. International license revenues increased by $569,000 to $2,529,000 for the three months ended March 31, 2004 from $1,960,000 for the three months ended March 31, 2003.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”), independent distributors and sales agents.

     The Company’s software license to professional services and maintenance revenues mix was 51% and 49%, respectively, and 39% and 61%, respectively, of total revenues for the three months ended March 31, 2004 and 2003, respectively. The Company continues to make progress towards its target revenue mix of 60%/40%.

Professional Services and Maintenance Revenues

     Professional services and maintenance revenues decreased to $3,616,000, or 49% of total revenues, for the three months ended March 31, 2004, compared to $4,142,000, or 61% of total revenues for the three months ended March 31, 2003. During the three months ended March 31, 2004, maintenance revenues increased $178,000 to $3,151,000, compared to $2,973,000 for the three months ended March 31, 2003, and professional services decreased $704,000 to $465,000, compared to $1,169,000 for the three months ended March 31, 2003. The Company expects maintenance revenues to increase due to strong customer maintenance renewal rates and the greater use of the Company’s partners for professional services. The decrease in professional services and maintenance revenues was primarily due to the sale of the CRM Business in the three months ended March 31, 2003, as well as the Company’s focus on more selective consulting engagements and greater reliance on its partners. The Company will continue to rely primarily on its partners to provide consulting services, including BI/BPM product implementations, as the Company focuses on maintenance services, which includes telephonic support, unspecified product upgrades and bug fixes and patches.

Cost of Revenues

	Three Months Ended March 31,
	2004		2003
Cost of Software License Revenues	$206,000		$412,000
Cost of Professional Services and Maintenance Revenues
Cost of Professional Services Revenues	347,000		983,000
Cost of Maintenance Revenues	676,000		751,000

Total Cost of Service Revenues	1,023,000		1,734,000

Total Cost of Revenues	$1,229,000		$2,146,000

Gross Margin		(A )		(A )

Software License	$3,561,000	95%	$2,279,000	85%
Professional Services	118,000	25%	186,000	16%
Maintenance	2,475,000	79%	2,222,000	75%

Total Gross Margin	$6,154,000	83%	$4,687,000	68%

(A) Gross margins as a percentage of related revenues.

Cost of Software License Revenues

     Cost of software license revenues consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues was $206,000 for the three months ended March 31, 2004, compared to $412,000 for the three months ended March 31, 2003. The decrease in the cost of license revenues was primarily due to a decrease in the amortization of capitalized software development costs and a decrease in third-party software royalties. As a percentage of software license revenues, cost of software license revenues decreased to 5% for the three months ended March 31, 2004, compared to 15% for the three months ended March 31, 2003. Cost of software license revenues is anticipated to continue to decrease due to previously capitalized software development costs becoming fully amortized in the second quarter of 2004, and a decrease in third-party software royalties associated with the reselling of a third-party product.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and information system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers, which is generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues decreased to $1,023,000 for the three months ended March 31, 2004 from $1,734,000 for the three months ended March 31, 2003. The decrease in the cost of professional services and maintenance revenues was primarily due to consultants transferred with the sale of the CRM Business. Professional services and maintenance revenues gross margin as a percentage of professional services revenues improved to 28% for the three months ended March 31, 2004 as compared to 42% for the three months ended March 31, 2003. The improvements in gross margins was primarily due to the reduction in consulting revenues and costs from the sale of the CRM Business in the first quarter of 2003 and a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. The Company will continue to focus on the utilization of partners to deliver consulting services for product implementations and customization of its product.

Operating Expenses

	Three Months Ended March 31,
		Percent of		Percent of
	2004	Revenues	2003	Revenues
Sales and marketing	$2,513,000	34%	$2,707,000	40%
Product development	1,326,000	18%	1,537,000	22%
General and administrative	1,608,000	22%	2,228,000	33%
Compensation expenses and amortization of acquired intangible asset	63,000	1%	646,000	9%

Total operating expenses	$5,510,000	75%	$7,118,000	104%

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses decreased 7% to $2,513,000 for the three months ended March 31, 2004 from $2,707,000 for the three months ended March 31, 2003. Sales and marketing expenses decreased as a percentage of total revenue to 34% for three months ended March 31, 2004 compared to 40% for the three months ended March 31, 2003. The decreases in sales and marketing expenses were primarily due to a reduction in salaries, commissions, bonuses and benefits from those employees transferred in connection with the sale of the CRM Business in the first quarter of 2003. The Company anticipates increasing its staffing in sales and marketing, including its direct sales force and presales technical staff, and making investments in securing new partner relationships, including OEM relationships. As a result, there may be an increase in sales and marketing costs in 2004 as compared to 2003. The Company will, however, continue to closely monitor discretionary costs.

Product Development Expenses

     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. Product development costs not meeting the requirements of capitalization are expensed as incurred. The Company’s product development utilizes a total quality management approach to software development and participates in a self-management process measurement using Carnegie Mellon Software Engineering Institute’s Capability Maturity Model (self-assessment only).

     Product development expenses decreased to $1,326,000 for the three months ended March 31, 2004 from $1,537,000 for the three months ended March 31, 2003. These expenses represent 18% of total revenue for the three months ended March 31, 2004, as compared to 22% of total revenues for the three months ended March 31, 2003. The decrease in product development expenses was due primarily to a reduction in product development salaries and benefits from those employees transferred in connection with the sale of the CRM Business in the first quarter of 2003. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products including Applix TM1, Applix Integra and related applications.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits and occupancy costs for executive, administrative, finance, information technology and human resource personnel. General and administrative expenses also include legal costs associated with the Company’s investigation by the Securities and Exchange Commission related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $620,000, to $1,608,000, or 22% of total revenues, for the three months ended March 31, 2004 from $2,228,000, or 33% of total revenues, for the three months ended March 31, 2003. The decrease was primarily due to lower executive severance costs, stock-based compensation expenses related to certain executive stock options and costs associated with the Company’s two financial restatements and related SEC investigation. The decrease was also attributable to a reduction in rent expense in the first quarter of 2004 resulting from the Company’s restructured headquarters’ lease. The Company will continue to closely monitor general and administrative costs.

Compensation Expenses and Amortization of Acquired Intangible Asset

     Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition. For the three months ended March 31, 2004 and 2003, the Company recorded $0 and $583,000, respectively, for compensation expenses related to the acquisition of Dynamic Decisions, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar. All contingent amounts relating to the Dynamic Decisions acquisition were paid in 2003 and no further amounts are due.

     Amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $63,000 for each of the three months ended March 31, 2004 and 2003, respectively.

Non-Operating Income

	Three Months Ended March 31,
		Percent of		Percent of
	2004	Revenues	2003	Revenues
Interest and other income, net	$147,000	2%	$174,000	3%
Net gain from sale of CRM business	—	0%	8,000,000	117%

Total	$147,000		$8,174,000

Interest and Other Income, Net

     Interest and other income decreased to $147,000 for the three months ended March 31, 2004, as compared to interest and other income of $174,000 for the three months ended March 31, 2003. The decrease is primarily due to foreign currency exchange rate fluctuations on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies.

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

     The Company’s results for the three months ended March 31, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

     In the first quarter of 2003, the Company recorded a net gain before tax of $8,000,000, which includes net cash consideration of $5,525,000, which reflects $262,000 paid back to iET, and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,077,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.

     In the fourth quarter of 2003, the Company recorded an adjustment, a change in estimates, of $90,000 to reduce the net gain from the sale of the CRM Business and paid back an additional $225,000 to iET of the total cash consideration received due to post-closing adjustments.

Provision for Income Taxes

     The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability related to the Company’s acquisition of Dynamic Decisions. The Company’s provision for income taxes was $27,000 for the three months ended March 31, 2004, compared to $649,000 for the three months ended March 31, 2003. The provision for income taxes for the three months ended March 31, 2003 includes $355,000 for U.S. (federal and state) and foreign income taxes related to the Company’s sale of its CRM Business including the sale of related U.S. and foreign assets and transferred assumed liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operations and from working capital. In addition, for the three months ended March 31, 2004, the Company sold $3 million of its common stock to a member of the Company’s Board of Directors, along with another investor, who is related to the Board member and increased its cash balance by $1.4 million from the issuance of the Company’s common stock under its stock plans. The Company’s cash and cash equivalents balances were $13,057,000 and $10,058,000 as of March 31, 2004 and December 31, 2003, respectively, which includes restricted cash of $400,000 and $817,000, respectively. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 58 days as of both March 31, 2004 and 2003.

     Cash used in the Company’s operating activities was $1,207,000 for the three months ended March 31, 2004, compared to cash used in operating activities of $2,461,000 for the three months ended March 31, 2003. Cash used in the Company’s operating activities was affected by a decrease in operating assets of $1,430,000 and a decrease in operating liabilities of $3,809,000. The decrease in operating liabilities reflects a $3,096,000 change in accrued restructuring expenses from payments made in the three months ended March 31, 2004.

     Cash used in investing activities totaled $25,000 for the three months ended March 31, 2004 compared to cash provided by investing activities of $5,488,000 for the three months ended March 31, 2003. The decrease in cash provided by investing activities is primarily a result of the net cash proceeds of $5,525,000 from the sale of the CRM Business in the three months ended March 31, 2003.

     Cash provided by financing activities totaled $4,587,000 for the three months ended March 31, 2004, which consisted of proceeds of $3,000,000 from the sale of common stock to two investors described above, $1,355,000 from issuance of stock under the Company’s stock plans and $232,000 from the repayment of notes receivable. This compares to total cash used in financing activities of $18,000 for the three months ended March 31, 2003.

     Cash paid for income taxes by the Company of $108,000 and $62,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in cash was primarily due an increase in foreign income taxes paid by the Company’s foreign subsidiaries.

     In January 2004, the Company entered into a lease amendment of its original lease with its landlord for its Westborough, MA headquarters. The amendment required the payment of a $3,000,000 restructuring fee to the landlord, which was paid on January 22, 2004. Per terms of the amendment, the original lease was amended as follows: 1) a reduction in the amount of space leased from

49,960 square feet to 24,376 square feet, 2) a reduction in annual rental payments from approximately $1,400,000 to $550,000, 3) a reduction in the remaining term of the lease from 9 3/4 years to 7 years, and 4) a reduction of the amount of the required irrevocable standby letter of credit from $817,000 to $400,000. The payment required pursuant to the release of excess space was expensed in 2003 as part of the accrued restructuring expenses.

     In February 2004, a member of the Company’s board of directors, along with another investor, who is related to the Board member, purchased 657,894 shares of common stock from the Company for $3 million.

     On March 19, 2004, the Company entered into two credit facilities, providing for loans, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and provides for borrowings of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage of the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and provides for borrowings of up to $1,000,000. The obligations of the Company to SVB are guaranteed by the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The facilities will expire on March 18, 2005. As of March 31, 2004, there were no amounts outstanding under these two credit facilities.

     As of March 31, 2004, the Company had the following future cash commitments, which includes the net effects of the Company’s amended Westborough, Massachusetts headquarters’ lease, for the cash payments pertaining to its contractual obligations.

	Total	Less Than	1 - 3	4 - 5	After
	Years	1 year	Years	Years	5 Years
Non-cancelable operating leases	$6,991,000	$1,237,000	$2,136,000	$2,057,000	$1,561,000
Non-cancelable capital leases	64,000	32,000	32,000	—	—
Purchase obligations	427,000	427,000	—	—	—
Long-term debt obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$7,482,000	$1,696,000	$2,168,000	$2,057,000	$1,561,000

     The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

     The Company has plans for approximately $475,000 in capital expenditures for the remainder of 2004, including hardware, software, upgrades and replacements. The Company may finance these purchases through use of third-party financing arrangements including its equipment line of credit.

     For the three months ended March 31, 2004, the Company achieved operating profitability and generated positive cash flow. The Company has, however, historically incurred operating losses and negative cash flows for the last several years. As of March 31, 2004, the Company had an accumulated deficit of $44.6 million. Management’s plans include increasing revenues and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the two SVB credit facilities. The availability of borrowings under the Company’s two credit facilities are subject to the maintenance of certain financial covenants. The Company’s working capital line of credit is also limited to the lesser of (i) $2 million or (ii) an amount based upon a percentage of the Company’s qualifying domestic accounts receivable. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent upon such factors as the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

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

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

     We achieved operating profitability for the three months ended March 31, 2004 and generated positive cash flow for the three months ended March 31, 2004. The Company has, however, historically incurred losses from continuing operations for the last several years. Additionally, we could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Although we achieved profitability in the first quarter of 2004, there can be no assurance that we will achieve a profitable level of operations in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. The Company’s exposure to changes in net income, due to foreign exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries. These foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc that are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. Based on foreign currency exposures existing at March 31, 2004, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in approximately a $281,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.

     At March 31, 2004, the Company held $13,057,000 in cash equivalents, including $400,000 of restricted cash, consisting primarily of money market funds and commercial paper with original maturities of three months or less. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On February 27, 2004, the Company sold 328,947 shares of its common stock to Brad Fire, one of the Company’s directors, and 328,947 shares of its common stock to a relative of Mr. Fire. The total aggregate proceeds received by the Company was $3,000,000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchasers represented to the Company that each has knowledge and experience in financial and business matters such that each purchaser was capable of evaluating the merits and risks of the investment in the Company’s common stock.

ITEM 5. OTHER INFORMATION

     The Company granted a stock option for 50,000 shares of the Company’s common stock to David Mahoney, the Company’s chief executive officer, on March 10, 2003 at an exercise price of $1.40 pursuant to the Company’s 1994 Equity Incentive Plan. The stock option was granted to Mr. Mahoney upon the Company’s customary stock option terms. This information was inadvertently omitted from the Company’s proxy statement, filed with the Securities and Exchange Commission on April 12, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1.	On February 5, 2004, the Company furnished a Current Report on Form 8-K under Item 12 containing the Company’s pres release relating to the Company’s financial results for the year ended December 31, 2003.

2.	On February 27, 2004, the Company filed Amendment No. 1 to Current Report on Form 8-K/A under Item 5 containing Amendment No. 1, dated as of February 27, 2004, to the Rights Agreement, dated as of September 18, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: May 14, 2004	/s/ Milton A. Alpern

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