Form 10-Q
period 2004-06-30
APPLIX INC /MA/
filed 2004-08-13
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of August 11, 2004, the Registrant had 14,312,499 outstanding shares of common stock.

APPLIX, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2004

Page
No.
Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II — Other Information	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 6. Exhibits and Reports on Form 8-K	26
Signature	27
Ex-10.20 Retention Agreement
Ex-10.21 2004 Equity Incentive Plan
Ex-10.22 Form of Incentive Stock Option Agreement
Ex-10.23 Form of Nonstatutory Stock Option Agreement
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,175	$9,241
Accounts receivable, less allowance for doubtful accounts of $226 and $252, respectively	4,049	5,715
Other current assets	2,176	2,125

Total current assets	19,400	17,081
Restricted cash	400	817
Property and equipment, at cost	13,229	13,404
Less: accumulated amortization and depreciation	(12,492)	(12,431)

Net property and equipment	737	973
Capitalized software costs, net of accumulated amortization of $1,840 and $1,575, respectively	—	265
Goodwill	1,158	1,158
Intangible asset, net of accumulated amortization of $813 and $688, respectively	687	812
Other assets	648	843

TOTAL ASSETS	$23,030	$21,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$1,083
Accrued expenses	5,471	6,657
Accrued restructuring expenses	—	3,400
Deferred revenues	7,225	8,060

Total current liabilities	14,070	19,200
Long term liabilities	230	494
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,600,147 and 13,272,379 shares issued, respectively	36	33
Additional paid-in capital	55,346	50,497
Accumulated deficit	(44,186)	(45,375)
Accumulated other comprehensive loss	(1,157)	(1,539)

	10,039	3,616
Less: treasury stock, 357,627 shares at cost	(1,309)	(1,361)

Total stockholders’ equity	8,730	2,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,030	$21,949

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Software license	$3,692	$2,658	$7,459	$5,349
Professional services and maintenance	3,571	3,284	7,187	7,426

Total revenues	7,263	5,942	14,646	12,775
Cost of revenues:
Software license	178	420	384	832
Professional services and maintenance	950	1,191	1,973	2,925

Total cost of revenues	1,128	1,611	2,357	3,757
Gross margin	6,135	4,331	12,289	9,018
Operating expenses:
Sales and marketing (includes $0 and $23 of stock-based compensation for the three and six months ended June 30, 2004 and 2003, respectively)	2,645	2,773	5,158	5,480
Product development	1,229	1,353	2,555	2,890
General and administrative (includes $15 and $103 of stock-based compensation for the three months ended June 30, 2004 and 2003, respectively, and $30 and $147 of stock-based compensation for the six months ended June 30, 2004 and 2003, respectively)	1,488	2,052	3,096	4,280
Compensation expense related to acquisition	—	—	—	583
Restructuring credit	(27)	—	(27)	—
Amortization of an acquired intangible asset	62	62	125	125

Total operating expenses	5,397	6,240	10,907	13,358

Operating income (loss)	738	(1,909)	1,382	(4,340)
Non-operating income (loss):
Interest and other (loss) income, net	(181)	431	(34)	605
Net gain from sale of CRM business (Note 5)	—	(78)	—	7,922

Income (loss) before taxes	557	(1,556)	1,348	4,187
Provision for income taxes	88	115	115	764

Income (loss) from continuing operations	469	(1,671)	1,233	3,423
Loss from discontinued operations	(18)	(23)	(44)	(56)

Net income (loss)	$451	$(1,694)	$1,189	$3,367

Net income (loss) per share, basic and diluted:
Continuing operations basic	$0.03	$(0.13)	$0.09	$0.27
Continuing operations diluted	$0.03	$(0.13)	$0.08	$0.27
Discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share basic	$0.03	$(0.14)	$0.09	$0.27
Net income (loss) per share diluted	$0.03	$(0.14)	$0.08	$0.27
Weighted average number of shares outstanding:
Basic	14,209	12,523	13,864	12,465
Diluted	15,776	12,523	15,434	12,688

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,189	$3,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	340	493
Amortization	390	584
Provision for doubtful accounts	(26)	93
Gain on sale of CRM business	—	(7,922)
Deferred gain on sale of subsidiary	(195)	—
Non-cash stock compensation expense	30	—
Non-cash restructuring credit	(27)	—
Changes in operating assets and liabilities:
Decrease in restricted cash	417	—
Decrease in accounts receivable	1,476	1,784
Decrease (increase) in prepaid and other current assets	132	(758)
Decrease (increase) in accounts payable	294	(182)
Decrease in accrued expenses	(861)	(2,219)
Decrease in accrued restructuring expenses	(3,400)	—
Decrease in other liabilities	(31)	—
(Decrease) increase in deferred revenues	(733)	1,009

Cash used in operating activities	(1,005)	(3,751)
Cash flows from investing activities:
Property and equipment expenditures	(173)	(125)
Net proceeds from sale of CRM business		5,525
Proceeds from sale of subsidiary	195	—

Cash provided by investing activities	22	5,400
Cash flows from financing activities:
Proceeds from issuance of common stock to affiliate	3,000	—
Proceeds from issuance of common stock under stock plans	1,494	335
Payment on short-term borrowing	—	(237)
Proceeds from notes receivable	232	—

Cash provided by financing activities	4,726	98
Effect of exchange rate changes on cash	191	(577)

Increase in cash and cash equivalents	3,934	1,170
Cash and cash equivalents at beginning of period	9,241	8,389

Cash and cash equivalents at end of period	$13,175	$9,559

Supplemental disclosure of cash flow information
Cash paid for income tax	$408	$402

Cash paid for interest expense	$98	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

     Applix, Inc. (the “Company”) is a global provider of Business Intelligence (“BI”) and Business Performance Management (“BPM”) solutions, focused on interactive planning, budgeting and analytics, as well as financial reporting, which includes Applix TM1 and related modules, such as Applix TM1 Web. The Company’s products represent one principal business segment, which the Company reports as its continuing operations.

     Historically, the Company also provided customer relationship management (“CRM”) software solutions. The Company sold certain assets relating to its CRM software solutions (the “CRM Business”) in the first quarter of 2003 (See Note 5). The Company’s operating results reflect the CRM Business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing of certain assets relating to the German CRM operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain prior year financial statement items have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates or assumptions. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and their realizability, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts, accrued expenses, deferred revenue and certain post-closing adjustments and transaction costs related to the sale of the Company’s CRM Business.

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

     Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and is typically an hourly rate for professional services and a per class rate for training. Revenues for consulting services are generally recognized on a time and material basis as services are delivered. Based upon the Company’s experience in completing product implementations, these services are typically delivered within three months or less subsequent to the contract signing.

     The Company’s license arrangements with its end-user customers and indirect channel partners do not include any rights of return or price protection, nor do arrangements with indirect channel partners typically include any sell-through contingencies. In those instances where the Company has granted a customer rights to when-and-if available additional products, the Company recognizes the arrangement fee ratably over the term of the agreement.

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company considers that this warranty provision is not an acceptance provision and therefore accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

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

     In some instances indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $258,000 and $171,000 for the three months ended June 30, 2004 and 2003, respectively. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $503,000 and $326,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Stock-Based Compensation

     The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$451	$(1,694)	$1,189	$3,367
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	15	103	30	147
Deduct: Total stock-based employee compensation expense not included in reported net income (loss), determined under fair value based method for all awards, net of related tax effects	(172)	(379)	(744)	(1,126)

Pro forma net income (loss)	$294	$(1,970)	$475	$2,388

Net income (loss) per share:
Basic — as reported	$0.03	$(0.14)	$0.09	$0.27

Diluted — as reported	$0.03	$(0.14)	$0.08	$0.27

Basic — pro forma	$0.02	$(0.16)	$0.03	$0.19

Diluted — pro forma	$0.02	$(0.16)	$0.03	$0.19

Weighted average number of shares outstanding:
Basic	14,209	12,523	13,864	12,465
Diluted	15,776	12,523	15,434	12,688

     The fair value for stock option awards is estimated at the date of the grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	2004	2003
Expected life (years)	4	4
Expected stock price volatility	79.4%	80.6%
Risk free interest rate	3.47%	2.04%

3. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$469	$(1,671)	$1,233	$3,423
Loss from discontinued operations	(18)	(23)	(44)	(56)

Net income (loss)	$451	$(1,694)	$1,189	$3,367

Denominator:
Denominator for basic net income (loss) per share — weighted average number of shares outstanding	14,209	12,523	13,864	12,465
Dilutive effect of assumed exercises of stock options	1,567	—	1,570	223

Denominator for diluted net income (loss) per share	15,776	12,523	15,434	12,688

     The Company had an additional 632,020 and 2,287,277 and 630,042 and 2,284,160 of common stock equivalents (stock options) outstanding which would have been anti-dilutive for the three and six months ended June 30, 2004 and 2003, respectively, which were not included in the calculation of diluted net income (loss) per share as the stock option exercise price exceeded the average market price for the respective periods.

4. Comprehensive Income (Loss)

     Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2004	2003	2004	2003
Net income (loss)	$451	$(1,694)	$1,189	$3,367
Other comprehensive income (loss)	443	(246)	382	(601)

Total comprehensive income (loss)	$894	$(1,940)	$1,571	$2,766

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

     iET paid $4,250,000 of the purchase price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of the sale of certain assets of the Company’s Germany subsidiary, Applix GmbH. During the period of the initial closing and completion of the Company’s Germany subsidiary asset sale closing, Applix GmbH continued to resell the CRM software products sold to iET, and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET.

     The Company’s results for three and six months ended June 30, 2004 and the three months ended June 30, 2003 included no CRM revenues and for the six months ended June 30, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

     In the first quarter of 2003, the Company recorded a net gain before tax of $8,000,000, which includes net cash consideration of $5,525,000, which reflects $262,000 paid back to iET, and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,077,000.

     In the second quarter of 2003, the Company recorded an adjustment to accrue for additional transactions costs, a change in estimates, of $78,000 to reduce the net gain from the sale of the CRM Business and paid back to iET an additional $225,000 of the total cash consideration received due to post-closing adjustments.

     The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003 and therefore the net gain from the sale of the CRM business is subject to additional adjustments.

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

     The Company is currently undergoing an unclaimed abandoned property (“UAP”) audit by the Commonwealth of Massachusetts. The UAP audit is currently in a preliminary stage, and based on information to date, no provision has been made in the accompanying financial statements. However, it is possible that provisions may be required in future periods if it becomes probable that amounts could be assessed.

7. Restructuring Expenses

     In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use and made the determination that it had no future use and benefit of certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring expense for this space of $3,238,000. Restructuring expense included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimates. The restructuring charge was fully paid as of June 30, 2004.

     The accrued restructuring expenses, as well as the Company’s 2004 adjustments and payments made against accruals are detailed as follows:

	Balance at			Balance at			Balance at
	December 31,		Payments	March 31,		Payments	June 30,
	2003	Adjustment	Made	2004	Adjustment	Made	2004
Payment to landlord for abandoned space	$3,000,000	$—	$(3,000,000)	$—	$—	$—	$—
Professional service fees	400,000	(50,000)	(46,000)	304,000	(27,000)	(277,000)	—

Total cash components	$3,400,000	$(50,000)	$(3,046,000)	$304,000	$(27,000)	$(277,000)	$—

8. Discontinued Operations

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of the Company’s VistaSource business, a discontinued operation. On March 31, 2001, the Company completed the sale of the VistaSource business unit. The Company’s results of operations for the three months and six months ended June 30, 2004 and 2003 included costs of $18,000 and $23,000, and $44,000 and $56,000, respectively. These costs primarily relate to legal and accounting costs associated with winding down the VistaSource business in Europe.

9. Bank Credit Facilities

     On March 19, 2004, the Company entered into two credit facilities, providing for lines of credit, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and is in the aggregate principal amount of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and is in the aggregate principal amount of up to $1,000,000. The obligations of the Company to SVB under the two credit facilities are guaranteed by the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The two credit facilities will expire on March 18, 2005. As of June 30, 2004, there were no amounts outstanding under these two credit facilities.

10. Employee Termination Costs

     On February 27, 2003, the Company entered into a severance agreement with an executive of the Company. Pursuant to this agreement, the Company has agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a secured promissory note dated July 30, 2000 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the severance agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which were held by the Company in treasury as of June 30, 2004 and which stock the executive had purchased using the funds loaned to the executive pursuant to the secured promissory note. During the first quarter of 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts were paid in 15 equal monthly installments and, as of June 30, 2004, the balance was paid in full.

     In the second quarter of 2004, the Company entered into several Severance Agreements with certain employees. Pursuant to their agreements, the Company has agreed to pay the salary and provide certain benefits including medical, during their severance period. During the second quarter of 2004, the Company recorded $115,000 in costs related to these employee terminations. The severance amounts are to be paid until the end of the severance period. As of June 30, 2004, there was a remaining unpaid balance of $102,000.

11. Stockholders’ Equity

     On May 27, 2004, the stockholders approved the 2004 Plan previously adopted by the Board of Directors in the first quarter of 2004. Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. The 2004 Plan is intended to replace the 1994 Plan, which expired by its terms on April 10, 2004. No additional stock awards were issued under the 1994 Plan after its expiration.

     On May 27, 2004, the stockholders approved an amendment to the 2001 Employee Stock Purchase Plan, previously adopted by the Board of Directors in the first quarter of 2004, increasing the total number of shares reserved for issuance by an additional 500,000 shares of common stock to an aggregate of 1,300,000 shares of common stock.

12. Deferred Gain

     In the second quarter of 2004, the Company recorded a gain in other income of approximately $195,000 relating to the sale of its French subsidiary which occurred in the second quarter of 2001. The Company received $195,000 from the buyer, which was held in escrow pending the outcome of a tax audit.

13. Subsequent Events

     In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. As of June 30, 2004, the Company continued to use the subleased office space and anticipated exit of the facility in July 2004. At the time of the exit in the third quarter of 2004, the Company anticipates it will record a loss on the exit of the space of approximately $570,000, which represents the difference between the Company’s contractual lease rate for the subleased space and the sublease rate over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%.

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

     The Company sells its products through both a direct sales force and an expanding network of partners, both domestically and internationally. These partners provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. The Company continues to focus its efforts selling and marketing the licensing and maintenance of its products while increasing the engagement of partners to provide consulting services on the implementation and integration of its product.

     The Company has decided to strategically and tactically focus its efforts including development, sales and marketing on its BI and BPM products. In the first quarter of 2003, the Company sold its customer relationship management business (“CRM Business”) (see Note 5 of the Notes to the Consolidated Financial Statements). The Company’s operating results reflect the operations of the CRM Business up through its sale, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German component of the CRM Business. The Company is currently only selling BPM and BI products and related services. The Company’s 2004 revenues are solely comprised of sales from its BI/BPM products. This is the first quarter-to-quarter comparison, since the sale of its CRM Business, in which the Company’s quarterly revenues for the quarters ended June 30, 2004 and 2003 are derived exclusively from its BI/BPM products.

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

RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 2004 and 2003

Revenues

	(in thousands except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent of		Percent of		Percent of		Percent of
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
BI/BPM	$3,692	100%	$2,658	100%	$7,459	100%	$5,096	95%
CRM	—	—%	—	—%	—	—%	253	5%

Total Software License Revenues	3,692	51%	2,658	45%	7,459	51%	5,349	42%

	(in thousands except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent of		Percent of		Percent of		Percent of
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
BI/BPM	123	100%	82	100%	304	100%	137	75%
CRM	—	—%	—	—%	—	—%	46	25%

Total Training Revenues	123	2%	82	1%	304	2%	183	2%

BI/BPM	233	100%	635	100%	517	100%	1,309	77%
CRM	—	—%	—	—%	—	—%	394	23%

Total Consulting Revenues	233	3%	635	11%	517	4%	1,703	13%

BI/BPM	3,215	100%	2,567	100%	6,366	100%	4,981	90%
CRM	—	—%	—	—%	—	—%	559	10%

Total Maintenance Revenues	3,215	44%	2,567	43%	6,366	43%	5,540	43%

BI/BPM	3,571	100%	3,284	100%	7,187	100%	6,427	87%
CRM	—	—%	—	—%	—	—%	999	13%

Total Professional Services and Maintenance Revenues	3,571	49%	3,284	55%	7,187	49%	7,426	58%

Total Revenues	$7,263	100%	$5,942	100%	$14,646	100%	$12,775	100%

     Total revenues for the three months ended June 30, 2004 were $7,263,000, compared to $5,942,000 for the three months ended June 30, 2003. The increase in total revenues was primarily due to an increase of $1,034,000 in the Company’s software license revenues and an increase of $648,000 in the Company’s maintenance revenues, which was partially offset by a decrease of $361,000 in professional services revenues. Total revenues for the six months ended June 30, 2004 were $14,646,000, compared to $12,775,000 for the six months ended June 30, 2003. Total revenues for three and six months ended June 30, 2004, increased 22% and 15%, which includes the favorable impacts of foreign currency exchange rate fluctuations, from the same periods in prior year. However, total revenues increased approximately 14% and 6%, respectively, when expressed at constant foreign currency exchange rates.

Software License Revenues

     Software license revenues increased by $1,034,000 to $3,692,000, or 51% of total revenues, for the three months ended June 30, 2004, from $2,658,000, or 45% of total revenues, for the three months ended June 30, 2003. Software license revenues for the three months ended June 30, 2004 and June 30, 2003 were solely from BI/BPM products. For the six months ended June 30, 2004 and 2003, software license revenues increased by $2,110,000 to $7,459,000 or 51% of total revenues from $5,349,000, or 42% of total revenues, respectively. The increase was partially due to favorable impacts as the result of the increased strength of the U.S. dollar against the British pound, Euro and Australian dollar in 2004 versus the same periods in 2003, of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to software license revenues of approximately $250,000 and $600,000 for the three and six months ended June 30, 2004, respectively. The increase in software license revenues was also due to two and eight software license orders greater than $100,000 totaling $903,000 and $1,240,000 in the three and six months ended 2004, respectively. This is compared to three and six software license deals greater than $100,000 totaling $394,000 and $795,000 in the three and six months ended June 30, 2003, respectively.

     Domestic license revenues increased by $471,000 to $1,164,000 for the three months ended June 30, 2004 from $693,000 for the three months ended June 30, 2003. International license revenues increased by $563,000 to $2,528,000 for the three months ended June 30, 2004 from $1,965,000 for the three months ended June 30, 2003. Domestic license revenues increased by $978,000 to $2,402,000 for the six months ended June 30, 2004 from $1,424,000 for the six months ended June 30, 2003. International license revenues increased by $1,132,000 to $5,057,000 for the six months ended June 30, 2004 from $3,925,000 for the six months ended June 30, 2003.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARs”), independent distributors and sales agents.

     Software license revenues as a percentage of total revenues mix was 51% and 45% for the three months ended June 30, 2004 and 2003, respectively. The Company continues to make progress towards its target revenue mix of 60%/40%.

Professional Services (Consulting and Training) and Maintenance Revenues

     Professional services and maintenance revenues decreased to 49% of total revenues, for the three months ended June 30, 2004, compared to 55% of total revenues for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003 professional services and maintenance revenues were 49% of total revenues and 58% of total revenues, respectively. During the three months ended June 30, 2004, maintenance revenues increased $648,000 to $3,215,000, compared to $2,567,000 for the three months ended June 30, 2003, and professional services decreased $361,000 to $356,000, compared to $717,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 maintenance revenues increased $826,000 to $6,366,000, compared to $5,540,000 during the six months ended June 30, 2003, and professional services decreased $1,065,000 to $821,000 for the six months ended June 30, 2004, compared to $1,886,000 during the six months ended June 30, 2003. The increase in maintenance revenues was partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to professional service and maintenance revenues of approximately $200,000 and $490,000 for the three and six months ended June 30, 2004, respectively. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates. The decreases in professional services revenues was primarily due to the Company’s greater reliance on its partners to perform these services, including its 2004 transition of Pacific Rim professional services, previously performed by the Company, to its Australian reseller. The Company will continue to rely primarily on its partners to provide consulting services, including BI/BPM product implementations, as the Company focuses on maintenance services, which includes telephonic support, unspecified product upgrades and bug fixes and patches.

Cost of Revenues

	(in thousands except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Cost of Software License Revenues	$178		$420		$384		$832
Cost of Professional Services Revenues	234		533		581		1,516
Cost of Maintenance Revenues	716		658		1,392		1,409

Total Cost of Service Revenues	950		1,191		1,973		2,925

Total Cost of Revenues	$1,128		$1,611		$2,357		$3,757

Gross Margin:		(A )		(A )		(A )		(A )

Software License	$3,514	95%	$2,238	84%	$7,075	95%	$4,517	84%
Professional Services	122	34%	184	26%	240	29%	370	20%
Maintenance	2,499	78%	1,909	74%	4,974	78%	4,131	75%

Total Gross Margin	$6,135	84%	$4,331	73%	$12,289	84%	$9,018	71%

(A) Gross margins calculated as a percentage of related revenues.

Cost of Software License Revenues

     Cost of software license revenues consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was 5% for both the three and six months ended June 30, 2004, compared to 16% for both the three and six months ended June 30, 2003. The decrease in percentages above and corresponding improvement in software gross margin was primarily due to a decrease in the amortization of capitalized software development costs and a decrease in third-party software royalties. Capitalized software development costs were fully amortized in the second quarter of 2004.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and information system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues decreased by $241,000 to $950,000 for the three months ended June 30, 2004 from $1,191,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003 cost of professional services and maintenance revenues was $1,973,000 and $2,925,000, respectively. The decreases in the cost of professional services and maintenance revenues is primarily due to the Company’s decrease in the number of professional service employees transferred in conjunction with the sale of the CRM Business in the first quarter of 2003. The decreases also reflects a decreases in professional service employees in general as the Company focuses on the utilization of partners for consulting services relating to its product. As a percentage of professional services and maintenance revenues, cost of professional services and maintenance revenues improved to 27% for the three months ended June 30, 2004 as compared to 36% for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, costs of professional services and maintenance revenues improved to 27% from 39%, respectively. The improvements in gross margins was primarily due to a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. The Company will continue to focus on the utilization of partners to deliver consulting services for product implementations and customization of its products.

Operating Expenses

	(in thousands except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		As a		As a		As a		As a
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Sales and marketing	$2,645	36%	$2,773	47%	$5,158	35%	$5,480	43%
Product development	1,229	17%	1,353	23%	2,555	17%	2,890	23%
General and administrative	1,488	20%	2,052	34%	3,096	21%	4,280	33%
Compensation expenses related to an acquisition	—		—		—		583	5%
Restructuring credit	(27)	—%	—	—%	(27)	—%	—	—%

Amortization of acquired intangible asset	62	1%	62	1%	125	1%	125	1%

Total operating expenses	$5,397	74%	$6,240	105%	$10,907	74%	$13,358	105%

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses decreased $128,000 to $2,645,000 for the three months ended June 30, 2004 from $2,773,000 for the three months ended June 30, 2003. Sales and marketing expenses decreased as a percentage of total revenue to 36% for three months ended June 30, 2004 compared to 47% for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003 sales and marketing expenses decreased $322,000 to $5,158,000, or 35% of total revenue, from $5,480,000, or 43% of total revenue, respectively. The decrease in sales and marketing expenses were primarily due to a decrease in sales and marketing costs relating to the Company’s CRM product and decreases in sales and marketing employees and their related salaries transferred in-conjunction with the sale of the CRM Business in the first quarter of 2003. The decrease was partially offset by unfavorable impacts of foreign currency exchange rate fluctuations due to the weakness of the foreign currencies against the U.S. dollar in the applicable periods in 2004 versus the same periods 2003 and the related effects on the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to sales and marketing expenses of approximately $150,000 and $345,000 for the three and six months ended June 30, 2004, respectively. The Company anticipates increasing its staffing in sales and marketing, including its direct sales force and presales technical staff, and making investments in securing new partner relationships, including OEM relationships. As a result, there may be an increase in sales and marketing costs in 2004 as compared to 2003. The Company will, however, continue to closely monitor discretionary costs.

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

     Product development expenses decreased $124,000 to $1,229,000 for the three months ended June 30, 2004 from $1,353,000 for the three months ended June 30, 2003. These expenses represent 17% of total revenue for the three months ended June 30, 2004, as compared to 23% of total revenues for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003 product development expenses decreased $335,000 to $2,555,000, or 17% of total revenue, from $2,890,000, or 23% of total revenue, respectively. The decrease in product development expenses was primarily due to the transfer of product development employees in-conjunction with the sale of the CRM Business in the first quarter of 2003 The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1, and related applications.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology and human resource personnel, and accounting and legal costs. General and administrative expenses also include legal costs associated with the Company’s investigation by the Securities and Exchange Commission related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $564,000, to $1,488,000, or 20% of total revenues, for the three months ended June 30, 2004 from $2,052,000, or 34% of total revenues, for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003 general and administrative expenses decreased $1,184,000 to $3,096,000, or 21% of total revenue, from $4,280,000, or 33% of total revenue, respectively. The decrease was primarily due to lower executive severance costs, stock-based compensation expenses related to certain executive stock options and costs associated with the Company’s two financial restatements and related SEC investigation. The decrease was also attributable to a reduction in rent expense in the second quarter of 2004 of $225,000, or $900,000 on an annualized basis, resulting from the Company’s restructured headquarters’ lease. The Company will continue to closely monitor general and administrative costs.

Compensation Expenses Related to An Acquisition

     Compensation expenses related to an acquisition and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition. For the three and six months ended June 30, 2004 and 2003, the Company recorded $0 and $583,000, respectively, for compensation expenses related to the acquisition of Dynamic Decisions, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar. All contingent amounts relating to the Dynamic Decisions acquisition were paid in 2003 and no further amounts are due.

Restructuring Credit

     In the second quarter of 2004, the Company recorded a restructuring credit to its fourth quarter 2003 restructuring charge of its Westborough headquarters office lease of $27,000, as a change in estimate.

Amortization of Acquired Intangible Asset

     Amortization expense for the customer relationships associated with the Dynamic Decisions acquisition were $62,000 and $125,000 for each of the three months and six months ended June 30, 2004 and 2003, respectively. The amortization expense will continue to be ratably amortized through the first quarter of 2007.

Non-Operating Income

	(in thousands except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent of		Percent of		Percent of		Percent of
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Interest and other income, net	$(181)	-2%	$431	7%	$(34)	0%	$605	5%
Net gain from sale of CRM business	—	—%	(78)	-1%	—	—%	7,922	62%

Total	$(181)	-2%	$353	6%	$(34)	0%	$8,574	67%

Interest and Other (Loss) Income, Net

     Interest and other (loss) income, net decreased to a loss of $181,000 for the three months ended June 30, 2004, as compared to income of $431,000 for the three months ended June 30, 2003. Interest and other (loss) income, net decreased to a loss of $34,000 for the six months ended June 30, 2004, as compared to income of $605,000 for the six months ended June 30, 2003. The decrease is primarily due to unfavorable foreign currency exchange rate fluctuations on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded a loss of approximately $385,000 and $300,000 for the three and six months ended June 30, 2004 due to an unfavorable foreign currency exchange rate fluctuation of the Australian dollar and its related effect on the Company’s Australian intercompany balance.

     The net loss was partially offset in the second quarter of 2004, by a gain of approximately $195,000 relating to the sale of its French subsidiary in second quarter of 2001. The Company received $195,000 from the buyer which had been held in escrow pending the outcome of a tax audit.

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

     iET paid $4,250,000 of the purchase price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of the sale of certain assets of the Company’s Germany subsidiary, Applix GmbH. During the period of the initial closing and completion of the Company’s Germany subsidiary asset sale closing, Applix GmbH continued to resell the CRM software products sold to iET, and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET.

     The Company’s results for three and six months ended June 30, 2004 and the three months ended June 30, 2003 included no CRM revenues and for the six months ended June 30, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

     In the first quarter of 2003, the Company recorded a net gain before tax of $8,000,000, which includes net cash consideration of $5,525,000, which reflects $262,000 paid back to iET and $3,552,000 of net liabilities assumed by iET less transaction costs of $1,077,000. The purchase price is subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003 and therefore the net gain from the sale of the CRM business is subject to additional adjustments.

     In the second quarter of 2003, the Company recorded an adjustment to accrue for additional transactions costs, a change in estimate, of $78,000 to reduce the net gain from the sale of the CRM Business and paid back to iET an additional $225,000 of the total cash consideration received due to post-closing adjustments.

Provision for Income Taxes

     The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability related to the Company’s acquisition of Dynamic Decisions. The Company’s provision for income taxes was $88,000 and $115,000 for the three and six months ended June 30, 2004, compared to $115,000 and $764,000 for the three months and six months ended June 30, 2003. The provision for income taxes for the six months ended June 30, 2003 includes $355,000 in foreign income taxes related to the Company’s sale of its CRM Business. The Company’s effective income tax rate for the six months ended June 30, 2004 and 2003 decreased to 9% from 18%, respectively, which is primarily due to the additional provision for income taxes recorded as a result of the sale of the CRM Business and higher taxable income in a foreign jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. In addition, the Company sold $3 million, at fair market value, of its common stock in February 2004 to a member of the Company’s Board of Directors, along with another investor, who is related to the Board member, and increased its cash balance by $1.5 million from the issuance of the Company’s common stock under its stock plans in the six months ended June 30, 2004. The Company’s cash and cash equivalents balances were $13,575,000 and $10,058,000 as of June 30, 2004 and December 31, 2003, respectively, which includes restricted cash of $400,000 and $817,000, respectively. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 50 days as of June 30, 2004, compared with 63 days as of December 31, 2003.

     Cash used in the Company’s operating activities was $1,005,000 for the six months ended June 30, 2004, compared to cash used in operating activities of $3,751,000 for the six months ended June 30, 2003. The decrease in cash used in operating activities is primarily due to an increase in accounts receivable collections as a result of higher revenues, a reduction in expenditures as a result of reduced expenses from the Company’s cost containment efforts and a reduction in expenses due to the sale of the CRM Business, including reduced salaries from transferred employees.

     Cash provided by investing activities totaled $22,000 for the six months ended June 30, 2004 compared to cash provided by investing activities of $5,400,000 for the six months ended June 30, 2003. The decrease in cash provided by investing activities is primarily a result of the net cash proceeds of $5,525,000 from the sale of the CRM Business in the first quarter of 2003.

     Cash provided by financing activities totaled $4,726,000 for the six months ended June 30, 2004, which consisted of proceeds of $3,000,000 from the sale of common stock to two investors described above, $1,494,000 from issuance of stock under the Company’s stock plans and $232,000 from the repayment of notes receivable. This compares to total cash provided in financing activities of $98,000 for the six months ended June 30, 2003, which consisted of proceeds of $335,000 from the issuance of stock under the Company’s stock plans, offset by net payment of $237,000 owed to a certain bank from the accounts receivable factoring arrangement.

     Cash paid for income taxes by the Company of $408,000 and $402,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in cash was primarily due an increase in foreign income taxes paid by the Company’s foreign subsidiaries.

     In January 2004, the Company entered into a lease amendment of its original lease with its landlord for its Westborough, MA headquarters. The amendment required the payment of a $3,000,000 restructuring fee to the landlord, which was paid on January 22, 2004. Per terms of the amendment, the original lease was amended as follows: 1) a reduction in the amount of space leased from 49,960 square feet to 24,376 square feet, 2) a reduction in annual rental payments from approximately $1,400,000 to $550,000, 3) a reduction in the remaining term of the lease from 9 3/4 years to 7 years, and 4) a reduction in the amount of the required irrevocable standby letter of credit from $817,000 to $400,000. The payment required pursuant to the release of excess space was expensed in 2003 as part of the accrued restructuring expenses.

     In February 2004, a member of the Company’s board of directors, along with another investor, who is related to the Board member, purchased 657,894 shares of common stock from the Company for $3 million.

     On March 19, 2004, the Company entered into two credit facilities, providing for loans, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and provides for borrowings of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage of the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and provides for borrowings of up to $1,000,000. The obligations of the Company to SVB under the two credit facilities are guaranteed by the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The two credit facilities will expire on March 18, 2005. As of June 30, 2004, there were no amounts outstanding under these two credit facilities.

     In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. As of June 30, 2004, the Company continued to use the subleased office space and anticipated exit of the facility in July 2004. At the time of exit in the third quarter of 2004, the Company anticipates it will record a loss on the exit of the space of approximately $570,000, which represents the difference between the Company’s contractual lease rate for the subleased space and the sublease rate over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%.

     As of June 30, 2004, the Company had the following future contractual commitments:

	Total	Less Than	1 - 3	4 - 5	After
	Years	1 year	Years	Years	5 Years
Non-cancelable operating leases	$5,040,000	$918,000	$1,540,000	$1,502,000	$1,080,000
Non-cancelable capital leases	57,000	34,000	23,000	—	—
Purchase obligations	185,000	185,000	—	—	—
Long-term debt obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$5,282,000	$1,137,000	$1,563,000	$1,502,000	$1,080,000

     The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

     The Company has plans for approximately $275,000 in capital expenditures for the remainder of 2004, including hardware, software, upgrades and replacements. The Company may finance these purchases through use of third-party financing arrangements including its equipment line of credit.

     For the six months ended June 30, 2004, the Company achieved operating profitability and generated positive operating cash flow, before the payment of previously accrued restructuring expenses relating to its Westborough headquarters office lease. The Company has, however, historically incurred operating losses and negative cash flows for the last several years. As of June 30, 2004, the Company had an accumulated deficit of $44.2 million. Management’s plans include increasing revenues and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the two SVB credit facilities. The availability of borrowings under the Company’s two credit facilities are subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that its currently available sources of funds will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS.

     We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services;

•	the size and timing of customer orders, particularly large orders, during a particular quarter;

•	introduction of products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the mix of products and services we sell;

•	the hiring and retention of key personnel;

•	our expansion into international markets;

•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

•	the acquisition and retention of key partners;

•	changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

•	new government legislation or regulation.

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

     WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

     We achieved operating profitability for the three and six months ended June 30, 2004 and generated positive cash flow for the three and six months ended June 30, 2004. The Company has, however, historically incurred losses from continuing operations for the last several years. Additionally, we could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Although we achieved profitability in the first two quarters of 2004, there can be no assurance that we will achieve a profitable level of operations in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, Euro and Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The exchange rate at June 30, 2004 and June 30, 2003 was 0.55 British pound, 0.82 Euro, 0.70 Australian dollar and 0.60 British pound, 0.87 Euro, 0.67 Australian dollar respectively. The weighted average exchange rate per $1.00 U.S. dollar for the three months ended June 30, 2004 was 0.55 British pound, 0.83 Euro and 0.71 Australian dollars. As compared to the weighted average dollar for three months ended June 30, 2003 which was 0.62 British pound, 0.88 Euro and 0.64 Australian dollar. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. Our foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. During 2004, the Company has reported significant losses of approximately $300,000 in its Consolidated Financial Statements of Operations due to unfavorable movements in the Australian dollar exchange rate. Based on foreign currency exposures existing at June 30, 2004, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in approximately a $512,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.

     At June 30, 2004, the Company held $13,175,000 in cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds and commercial paper with original maturities of three months or less. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Stockholders held on May 27, 2004, the following proposals were adopted by the votes specified below:

1)	Election of two Class I Directors for a term of three years:

	FOR	WITHHELD
Bradley D. Fire	12,848,952	438,504
John D. Loewenberg	13,229,760	57,696

Each of the following directors who were not up for reelection at the 2004 Annual Meeting of Stockholders continue to serve as directors since the 2004 Annual Meeting of Stockholders:

Peter Gyenes, Alain J. Hanover, Charles F. Kane and David C. Mahoney.

2)	Approval of the Company’s 2004 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN
4,332,839	1,511,344	52,263

3)	Amend the Company’s 2001 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance from 800,000 to 1,300,000 shares:

FOR	AGAINST	ABSTAIN
5,028,912	829,521	38,013

4)	Ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004:

FOR	AGAINST	ABSTAIN
13,227,794	39,957	19,705

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description
3.2*	Amended and Restated By-Laws

10.20	Retention Agreement between the Registrant and Michael Morrison, dated as of June 1, 2004

10.21	2004 Equity Incentive Plan

10.22	Form of Incentive Stock Option Agreement for the 2004 Equity Incentive Plan

10.23	Form of Nonstatutory Stock Option Agreement for the 2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-117762), as filed with the Securities and Exchange Commission on July 29, 2004

(b) Reports on Form 8-K

1.	On April 29, 2004, the Company furnished a Current Report on Form 8-K under item 12 containing a press release relating to the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: August 13, 2004	/s/ Milton A. Alpern

Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized
Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.2*	Amended and Restated By-Laws

10.20	Retention Agreement between the Registrant and Michael Morrison, dated as of June 1, 2004

10.21	2004 Equity Incentive Plan

10.22	Form of Incentive Stock Option Agreement for the 2004 Equity Incentive Plan

10.23	Form of Nonstatutory Stock Option Agreement for the 2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-117762), as filed with the Securities and Exchange Commission on July 29, 2004