Form 10-Q
period 2004-09-30
APPLIX INC /MA/
filed 2004-11-15
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-25040

APPLIX, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2781676

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

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

     As of November 9, 2004, the Registrant had 14,281,600 outstanding shares of common stock.

APPLIX, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,328	$9,241
Accounts receivable, less allowance for doubtful accounts of $243 and $252, respectively	4,227	5,715
Other current assets	2,001	2,125

Total current assets	19,556	17,081
Restricted cash	400	817
Property and equipment, at cost	13,190	13,404
Less: accumulated amortization and depreciation	(12,481)	(12,431)

Net property and equipment	709	973
Capitalized software costs, net of accumulated amortization of $1,840 and $1,575, respectively	—	265
Goodwill	1,158	1,158
Intangible asset, net of accumulated amortization of $875 and $688, respectively	625	812
Other assets	645	843

TOTAL ASSETS	$23,093	$21,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,254	$1,083
Accrued expenses	5,457	6,657
Accrued restructuring expenses	431	3,400
Deferred revenues	6,542	8,060

Total current liabilities	13,684	19,200
Long term liabilities	205	494
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,267,970 and 13,220,950 shares issued, respectively, and 14,267,970 and 12,863,323 shares outstanding, respectively	36	33
Additional paid-in capital	54,292	50,497
Accumulated deficit	(43,770)	(45,375)
Accumulated other comprehensive loss	(1,354)	(1,539)

	9,204	3,616
Less: treasury stock, 357,627 shares, at cost as of December 31, 2003	—	(1,361)

Total stockholders’ equity	9,204	2,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,093	$21,949

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Software license	$3,307	$3,108	$10,766	$8,457
Professional services and maintenance	3,602	3,315	10,789	10,741

Total revenues	6,909	6,423	21,555	19,198
Cost of revenues:
Software license	7	329	391	1,161
Professional services and maintenance	856	1,164	2,829	4,089

Total cost of revenues	863	1,493	3,220	5,250
Gross margin	6,046	4,930	18,335	13,948
Operating expenses:
Sales and marketing (includes $0 of stock-based compensation for the three months ended September 30, 2004 and 2003, and $0 and $23 of stock-based compensation for the nine months ended September 30, 2004 and 2003, respectively)	2,473	2,332	7,631	7,812
Product development	1,059	1,343	3,614	4,233
General and administrative (includes $15 and $105 of stock-based compensation for the three months ended September 30, 2004 and 2003, respectively, and $45 and $252 of stock-based compensation for the nine months ended September 30, 2004 and 2003, respectively)	1,507	1,723	4,603	6,003
Compensation expense related to acquisition	—	—	—	583
Restructuring expenses	604	—	577	—
Amortization of an acquired intangible asset	63	63	188	188

Total operating expenses	5,706	5,461	16,613	18,819

Operating income (loss)	340	(531)	1,722	(4,871)
Non-operating income (loss):
Interest and other income (loss), net	290	(59)	256	546
Net (loss) gain from sale of CRM business (Note 5)	—	(12)	—	7,910

Income (loss) before taxes	630	(602)	1,978	3,585
Provision for income taxes	178	—	293	764

Income (loss) from continuing operations	452	(602)	1,685	2,821
Loss from discontinued operations	(36)	(106)	(80)	(162)

Net income (loss)	$416	$(708)	$1,605	$2,659

Net income (loss) per share, basic and diluted:
Continuing operations basic	$0.03	$(0.05)	$0.12	$0.23
Continuing operations diluted	$0.03	$(0.05)	$0.11	$0.22
Discontinued operations basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net income (loss) per share basic	$0.03	$(0.06)	$0.11	$0.21
Net income (loss) per share diluted	$0.03	$(0.06)	$0.10	$0.21
Weighted average number of shares outstanding:
Basic	14,243	12,610	13,957	12,508
Diluted	15,539	12,610	15,432	12,839

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,605	$2,659
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	474	705
Amortization	452	876
Provision for doubtful accounts	(9)	22
Gain on sale of CRM business	—	(7,910)
Deferred gain on sale of subsidiary	(195)	—
Non-cash stock compensation expense	45	275
Non-cash restructuring credit	(27)	—
Changes in operating assets and liabilities:
Decrease in restricted cash	417	—
Decrease in accounts receivable	1,458	2,369
Decrease (increase) in prepaid and other current assets	326	(425)
Increase (decrease) in accounts payable	174	(427)
Decrease in accrued expenses	(1,161)	(3,181)
Decrease in accrued restructuring expenses	(2,969)	—
Decrease in other liabilities	(86)	—
(Decrease) increase in deferred revenues	(1,483)	681

Cash used in operating activities	(979)	(4,356)
Cash flows from investing activities:
Property and equipment expenditures	(188)	(148)
Net proceeds from sale of CRM business	—	5,525
Proceeds from sale of subsidiary	195	—

Cash provided by investing activities	7	5,377
Cash flows from financing activities:
Proceeds from issuance of common stock to affiliate	3,000	—
Proceeds from issuance of common stock under stock plans	1,739	463
Payment on short-term borrowing	—	(237)
Proceeds from notes receivable	232	—

Cash provided by financing activities	4,971	226
Effect of exchange rate changes on cash	88	(666)

Increase in cash and cash equivalents	4,087	581
Cash and cash equivalents at beginning of period	9,241	8,389

Cash and cash equivalents at end of period	$13,328	$8,970

Supplemental disclosure of cash flow information
Cash paid for income tax	$518	$509

Cash paid for interest expense	$98	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain prior year financial statement items have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates or assumptions.

Revenue Recognition

     The Company generates revenues mainly from licensing the rights to use its software products and providing services. The Company sells products primarily through a direct sales force, indirect channel partners and original equipment manufacturers (“OEMs”). The Company accounts for software revenue transactions in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenues from software arrangements are recognized when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed, or purchase order has been received;

•	Delivery has occurred. If the assumption by the customer of the risks and rewards of its licensing rights occurs upon the delivery to the carrier (FOB Shipping Point), then delivery occurs upon shipment (which is typically the case). If assumption of such risks and rewards occurs upon delivery to the customer (FOB Destination), then delivery occurs upon receipt by the customer. In all instances, delivery includes electronic delivery of authorization keys to the customer;

•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	Collectibility is probable; and

•	Vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company considers that this warranty provision is not an acceptance provision and therefore accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

     In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $198,000 and $205,000 for the three months ended September 30, 2004 and 2003, respectively, and $700,000 and $531,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income (loss) would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$416	$(708)	$1,605	$2,659
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15	105	45	275
Deduct: Total stock-based employee compensation expense not included in reported net income (loss), determined under fair value based method for all awards, net of related tax effects	(324)	(457)	(1,062)	(1,616)

Pro forma net income (loss)	$107	$(1,060)	$588	$1,318

Net income (loss) per share:
Basic — as reported	$0.03	$(0.06)	$0.11	$0.21

Diluted — as reported	$0.03	$(0.06)	$0.10	$0.21

Basic — pro forma	$0.01	$(0.08)	$0.04	$0.11

Diluted — pro forma	$0.01	$(0.08)	$0.04	$0.10

Weighted average number of shares outstanding:
Basic	14,243	12,610	13,957	12,508
Diluted	15,539	12,610	15,432	12,839

     The fair value for stock option awards is estimated at the date of the grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	2004	2003
Expected life (years)	4	4
Expected stock price volatility	80.6%	83.7%
Risk free interest rate	3.25%	3.00%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$452	$(602)	$1,685	$2,821
Loss from discontinued operations	(36)	(106)	(80)	(162)

Net income (loss)	$416	$(708)	$1,605	$2,659

Denominator:
Denominator for basic net income (loss) per share — weighted average number of shares outstanding	14,243	12,610	13,957	12,508
Dilutive effect of assumed exercises of stock options	1,296	—	1,475	331

Denominator for diluted net income (loss) per share	15,539	12,610	15,432	12,839

     Common stock equivalents (stock options) of 1,348,622 and 1,655,410 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, and 521,243 and 1,735,352 outstanding stock options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.

4. Comprehensive Income (Loss)

     Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive (loss) income includes gains and losses from foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2004	2003	2004	2003
Net income (loss)	$416	$(708)	$1,605	$2,659
Other comprehensive (loss) income	(197)	(38)	185	(639)

Total comprehensive income (loss)	$219	$(746)	$1,790	$2,020

5. Net Gain from Sale of CRM Business

     In the first quarter of 2003, the Company sold its CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services. Accordingly, the Company recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000.

     The Company’s results for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 included no CRM revenues, while the nine months ended September 30, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

6. Commitments and Contingencies

Contingencies

     From time to time, the Company is a party to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any current litigation to which the Company is or may be a party that the Company believes could materially adversely affect its consolidated results of operations or financial condition.

     On June 16, 2003, the Company announced that it was the subject of an investigation by the SEC related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter.

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

7. Restructuring Expenses

     During 2004 and 2003, the Company initiated restructuring actions in order to consolidate some of its operations, enhance operational efficiency and reduce expenses.

     In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring expense for this space of $3,238,000. Restructuring expense included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of September 30, 2004.

     The accrued restructuring expenses, as well as the Company’s 2004 adjustments, payments and write-offs made against accruals are detailed as follows:

	Balance at			Balance at
	December 31,		Payments	September 30,
	2003	Adjustment	and Write-offs	2004
Facility exit costs	$3,050,000	$—	$(3,050,000)	$—
Professional service fees	350,000	(27,000)	(323,000)	—

Total	$3,400,000	$(27,000)	$(3,373,000)	$—

     In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its UK office lease. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility.

     Restructuring charges accrued and unpaid at September 30, 2004 were as follows:

	Balance at			Balance at
	December 31,	Restructuring		September 30,
	2003	Expenses	Payments	2004
Facility exit costs	$—	$467,000	$(59,000)	$408,000
Other direct costs	—	137,000	(114,000)	23,000

Total	$—	$604,000	$(173,000)	$431,000

8. Discontinued Operations

     In December 2000, the Board of Directors committed to a plan to dispose of the operations of the Company’s VistaSource business, a discontinued operation. On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended September 30, 2004 and 2003 included costs of $36,000 and $106,000, respectively, and included costs of $80,000 and $162,000 for the nine months ended September 30, 2004 and 2003, respectively. These costs primarily relate to legal and accounting costs associated with winding down the VistaSource business in Europe.

9. Bank Credit Facilities

     On March 19, 2004, the Company entered into two credit facilities, providing for lines of credit, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and provides for borrowings of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and provides for borrowings of up to $1,000,000. The obligations of the Company to SVB under the two credit facilities are guaranteed by the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The two credit facilities will expire on March 18, 2005. As of September 30, 2004, there were no amounts outstanding under these two credit facilities.

10. Employee Termination Costs

     In the second quarter of 2004, the Company entered into several severance agreements with certain employees. Pursuant to their agreements, the Company has agreed to pay the salary and provide certain benefits including medical, during their severance period. During the second quarter of 2004, the Company recorded $115,000 in costs related to these employee terminations. The severance amounts are to be paid until the end of the severance period which is scheduled to be completed in the fourth quarter of 2004. As of September 30, 2004, there was a remaining unpaid balance of $2,000.

11. Stockholders’ Equity

     Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares.” Accordingly, at September 30, 2004, the Company has redesignated its existing treasury shares, at an aggregate cost of approximately $1,309,000, as authorized but unissued shares and has allocated this amount to the common stock par value and additional paid-in capital.

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

     The Company has decided to strategically and tactically focus its efforts, including development, sales and marketing, on its BI and BPM products. In the first quarter of 2003, the Company sold its customer relationship management business (“CRM Business”) (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). The Company’s operating results reflect the operations of the CRM Business up through its sale, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German component of the CRM Business. The Company is currently only selling BPM and BI products and related services. The Company’s 2004 revenues are solely comprised of sales from its BI/BPM products.

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

     These policies are unchanged from those used to prepare the 2003 annual consolidated financial statements. For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, to Note 1 to the consolidated financial statements for the year ended December 31, 2003, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 2004 and 2003

Revenues

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent of		Percent of		Percent of		Percent of
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
BI/BPM	$3,307	100%	$3,108	100%	$10,766	100%	$8,204	97%
CRM	—	—%	—	—%	—	—%	253	3%

Total Software License Revenues	3,307	48%	3,108	48%	10,766	50%	8,457	44%
BI/BPM	104	100%	127	100%	408	100%	264	85%
CRM	—	—%	—	—%	—	—%	46	15%

Total Training Revenues	104	1%	127	2%	408	2%	310	2%
BI/BPM	216	100%	424	100%	734	100%	1,733	81%
CRM	—	—%	—	—%	—	—%	394	19%

Total Consulting Revenues	216	3%	424	7%	734	3%	2,127	11%
BI/BPM	3,282	100%	2,764	100%	9,647	100%	7,745	93%
CRM	—	—%	—	—%	—	—%	559	7%

Total Maintenance Revenues	3,282	48%	2,764	43%	9,647	45%	8,304	43%
BI/BPM	3,602	100%	3,315	100%	10,789	100%	9,742	91%
CRM	—	—%	—	—%	—	—%	999	9%

Total Professional Services and Maintenance Revenues	3,602	52%	3,315	52%	10,789	50%	10,741	56%
Total Revenues	$6,909	100%	$6,423	100%	$21,555	100%	$19,198	100%

     Total revenues for the three months ended September 30, 2004 were $6,909,000, compared to $6,423,000 for the three months ended September 30, 2003. Total revenues for the nine months ended September 30, 2004 were

$21,555,000, compared to $19,198,000 for the nine months ended September 30, 2003. Revenue for the nine months ended September 30, 2003 includes $1,252,000 from the Company’s CRM Business, which was sold during the first quarter of 2003. Revenue from the sale of BI/BPM products increased 20% from $17,946,000 for the nine months ended September 30, 2003 to $21,555,000 for the period ended September 30, 2004. Total revenues for three and nine months ended September 30, 2004 increased 8% and 12%, respectively, which includes the favorable impacts of foreign currency exchange rate fluctuations, from the same periods in the prior year. When expressed at constant foreign currency exchange rates, total revenues remained flat for the three month period and increased 4% for the nine month period ended September 30, 2004 compared to the same periods in the prior year.

Software License Revenues

     Software license revenues increased by $199,000 to $3,307,000, or 48% of total revenues, for the three months ended September 30, 2004, from $3,108,000, or 48% of total revenues, for the three months ended September 30, 2003. Software license revenues for the three months ended September 30, 2004 and September 30, 2003 were solely from BI/BPM products. For the nine months ended September 30, 2004, software license revenues increased by $2,309,000 to $10,766,000, or 50% of total revenues, from $8,457,000, or 44% of total revenues, for the nine months ended September 30, 2003. The increase was partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase in software license revenues of approximately $235,000 and $830,000 for the three and nine months ended September 30, 2004, respectively.

     Domestic license revenues decreased by $294,000 to $851,000 for the three months ended September 30, 2004 from $1,145,000 for the three months ended September 30, 2003. International license revenues increased by $493,000 to $2,456,000 for the three months ended September 30, 2004 from $1,963,000 for the three months ended September 30, 2003. Domestic license revenues increased by $684,000 to $3,253,000 for the nine months ended September 30, 2004 from $2,569,000 for the nine months ended September 30, 2003. International license revenues increased by $1,625,000 to $7,513,000 for the nine months ended September 30, 2004 from $5,888,000 for the nine months ended September 30, 2003. The decrease in domestic license revenues for the three months ended September 30, 2004 compared to same period of the prior year was primarily the result of certain organizational changes in the North American field sales organization initiated in the second quarter of 2004. The increase in international license revenues for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was mainly attributable to the Company’s success in overcoming the traditional seasonality of the third quarter sales in Europe.

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

Professional Services (Consulting and Training) and Maintenance Revenues

     Professional services and maintenance revenues for the three months ended September 30, 2004 and 2003 were 52% of total revenues. For the nine months ended September 30, 2004 and 2003, professional services and maintenance revenues were 50% of total revenues and 56% of total revenues, respectively. During the three months ended September 30, 2004, maintenance revenues increased $518,000 to $3,282,000, compared to $2,764,000 for the three months ended September 30, 2003, and professional services decreased $231,000 to $320,000, compared to $551,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, maintenance revenues increased $1,343,000 to $9,647,000, compared to $8,304,000 during the nine months ended September 30, 2003, and professional services decreased $1,295,000 to $1,142,000 for the nine months ended September 30, 2004, compared to $2,437,000 during the nine months ended September 30, 2003. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in maintenance revenues was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to professional service and maintenance revenues of approximately $224,000 and $796,000 for the three and nine months ended September 30, 2004, respectively. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates. The decreases in professional services revenue was primarily due to the Company’s greater reliance on its partners to perform these services. The Company will continue to rely primarily on its partners to provide consulting services, including BI/BPM product implementations, as the Company focuses on maintenance services, which includes telephonic support, unspecified product upgrades and bug fixes and patches.

Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Cost of Software License Revenues	$7		$329		$391		$1,161
Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	260		517		841		2,033
Cost of Maintenance Revenues	596		647		1,988		2,056

Total	856		1,164		2,829		4,089

Total Cost of Revenues	$863		$1,493		$3,220		$5,250

Gross Margin:		(A )		(A )		(A )		(A )

Software License	$3,300	100%	$2,779	89%	$10,375	96%	$7,296	86%
Professional Services and Maintenance:
Professional Services	60	19%	34	6%	301	26%	404	17%
Maintenance	2,686	82%	2,117	77%	7,659	79%	6,248	75%

Total	2,746	76%	2,151	65%	7,960	74%	6,652	62%

Total Gross Margin	$6,046	88%	$4,930	77%	$18,335	85%	$13,948	73%

(A) Gross margins calculated as a percentage of related revenues.

Cost of Software License Revenues

     Cost of software license revenues consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was less than 1% for the three months ended September 30, 2004 and 4% for the nine months ended September 30, 2004, compared to 11% and 14% for the three and nine months ended September 30, 2003, respectively. The decrease in the percentages above and corresponding improvement in software license gross margin was primarily due to decreases of $230,000 and $424,000 in the amortization of capitalized software development costs and decreases of $86,000 and $362,000 in third-party software royalties paid by the Company for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and information system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues decreased by $308,000 to $856,000 for the three months ended September 30, 2004 from $1,164,000 for the three months ended September 30, 2003. Cost of professional services and maintenance revenues decreased by $1,260,000 to $2,829,000 for the nine months ended September 30, 2004 from $4,089,000 for the nine months ended September 30, 2003. These decreases reflect a reduction in professional service employees in general as the Company focuses on the utilization of partners for consulting services relating to its product. The decrease in the cost of professional services and maintenance revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was also due to the Company’s decrease in the number of professional service employees as a result of transfers in conjunction with the sale of the CRM Business in the first quarter of 2003. Gross margin of professional services and maintenance revenues increased to 76% for the three months ended September 30, 2004 as compared to 65% for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, gross margin of professional services and maintenance revenues increased to 74% from 62%, respectively. The improvements in gross margins were due to, in addition to the lower costs described above, a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. The Company will continue to focus on the utilization of partners to deliver consulting services for product implementations and customization of its products.

Operating Expenses

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		As a		As a		As a		As a
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Sales and marketing	$2,473	36%	$2,332	36%	$7,631	35%	$7,812	41%
Product development	1,059	15%	1,343	21%	3,614	17%	4,233	22%
General and administrative	1,507	22%	1,723	27%	4,603	21%	6,003	31%
Compensation expenses related to acquisition	—	—%	—	—%	—	—%	583	3%
Restructuring expenses	604	9%	—	—%	577	3%	—	—%
Amortization of acquired intangible asset	63	1%	63	1%	188	1%	188	1%

Total operating expenses	$5,706	83%	$5,461	85%	$16,613	77%	$18,819	98%

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses increased $141,000 to $2,473,000 for the three months ended September 30, 2004 from $2,332,000 for the three months ended September 30, 2003. Sales and marketing expenses as a percentage of total revenue remained at 36% for the three months ended September 30, 2004 and 2003. The increase in sales and marketing expenses for the three months ended September 30, 2004 was primarily due to an increase in staffing in sales and marketing, including the Company’s direct sales force and presales technical staff. For the nine months ended September 30, 2004 and 2003, sales and marketing expenses decreased $181,000 to $7,631,000, or 35% of total revenue, from $7,812,000, or 41% of total revenue, respectively. The decrease in sales and marketing expenses for the nine months ended September 30, 2004 was primarily due to a decrease in sales and marketing costs related to its CRM product and decreases in sales and marketing employees and their related salaries as a result of transfers conjunction with the sale of the CRM Business in the first quarter of 2003. The Company experienced an unfavorable impact on sales and marketing expenses for the three and nine month periods ended September 30, 2004 as a result of foreign currency exchange rate fluctuations due to the strength of the foreign currencies against the U.S. dollar in the applicable periods in 2004 versus the same periods 2003 and the related effects on the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to sales and marketing expenses of approximately $132,000 and $478,000 for the three and nine months ended September 30, 2004, respectively.

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

     Product development expenses decreased $284,000 to $1,059,000 for the three months ended September 30, 2004 from $1,343,000 for the three months ended September 30, 2003. These expenses represent 15% of total revenue for the three months ended September 30, 2004, as compared to 21% of total revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2004, product development expenses decreased $619,000 to $3,614,000, or 17% of total revenue, from $4,233,000, or 22% of total revenue for the nine months ended September 30, 2003. The decrease in product development expenses was primarily due to the transfer of product development employees in conjunction with the sale of the CRM Business in the first quarter of 2003. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $216,000, to $1,507,000, or 22% of total revenues, for the three months ended September 30, 2004 from $1,723,000, or 27% of total revenues, for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, general and administrative expenses decreased $1,400,000 to $4,603,000, or 21% of total revenue, from $6,003,000, or 31% of total revenue, respectively. The decrease was primarily due to lower executive severance costs, stock-based compensation expenses related to certain executive stock options and costs associated with the Company’s two financial restatements and related SEC investigation. The decrease was also attributable to a reduction in rent expense in the three months ended September 30, 2004 of $225,000, or $900,000 on an annualized basis, resulting from the Company’s restructuring of its headquarters’ lease in January 2004. The Company will continue to closely monitor general and administrative costs.

Compensation Expenses Related to Acquisition

     Compensation expenses related to acquisition consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions. For the nine months ended September 30, 2003, the

Company recorded $583,000 for compensation expenses related to the acquisition of Dynamic Decisions, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar. All contingent amounts relating to the Dynamic Decisions acquisition were paid in 2003 and no further amounts are due.

Restructuring Expenses

     During 2004 and 2003, the Company evaluated and initiated restructuring actions in order to consolidate portions of its operations, enhance operational efficiency, and reduce expenses.

     In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its Westborough headquarters’ office lease. The Company commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring expense for this space of $3,238,000. Restructuring expense included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of September 30, 2004.

     The accrued restructuring expenses, as well as the Company’s 2004 adjustments, payments and write-offs made against accruals are detailed as follows:

	Balance at			Balance at
	December 31,		Payments	September 30,
	2003	Adjustment	and Write-offs	2004
Facility exit costs	$3,050,000	$—	$(3,050,000)	$—
Professional service fees	350,000	(27,000)	(323,000)	—

Total	$3,400,000	$(27,000)	$(3,373,000)	$—

     In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its UK office lease. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the anticipated subleased space and the sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility.

     Restructuring charges accrued and unpaid at September 30, 2004 were as follows:

	Balance at			Balance at
	December 31,	Restructuring		September 30,
	2003	Expenses	Payments	2004
Facility exit costs	$—	$467,000	$(59,000)	$408,000
Other direct costs	—	137,000	(114,000)	23,000

Total	$—	$604,000	$(173,000)	$431,000

Amortization of Acquired Intangible Asset

     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001 was $63,000 and $188,000 for each of the three months and nine months ended September 30, 2004 and 2003, respectively. The amortization expense will continue to be ratably amortized through the first quarter of 2007.

Non-Operating Income

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent of		Percent of		Percent of		Percent of
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Interest and other income (loss), net	$290	4%	$(59)	-1%	$256	1%	$546	3%
Net gain from sale of CRM business	—	—%	(12)	—%	—	—%	7,910	41%

Total	$290	4%	$(71)	-1%	$256	1%	$8,456	44%

Interest and Other Income (Loss), Net

     Interest and other income (loss), net consists primarily of interest income, interest expense and gains and losses on foreign currency exchange fluctuations.

     Interest and other income (loss), net increased to income of $290,000 for the three months ended September 30, 2004, as compared to a loss of $59,000 for the three months ended September 30, 2003. The increase is primarily due to favorable foreign currency exchange rate fluctuations on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded a gain of approximately $218,000 for the three months ended September 30, 2004 due to a favorable foreign currency exchange rate fluctuation of the Australian dollar and its related effect on the Company’s Australian intercompany balances. The increase is also attributable to the effects of having recorded a loss of approximately $144,000 in the third quarter of 2003 relating to the sale of the Company’s Dutch subsidiary.

     Interest and other income (loss), net decreased to income of $256,000 for the nine months ended September 30, 2004, as compared to income of $546,000 for the nine months ended September 30, 2003. The decrease was primarily due to the net effect of the gain on the sale of its French subsidiary offset by a lower gain on foreign currency exchange fluctuations in 2004 compared to 2003. The Company recorded a gain in the second quarter of 2004 of approximately $195,000 relating to the sale of its French subsidiary in second quarter of 2001. The Company received $195,000 from the buyer which had been held in escrow pending the outcome of a tax audit. As noted above, the decrease is also attributable to the effects of having recorded a loss of approximately $144,000 in the third quarter of 2003 relating to the sale of the Company’s Dutch subsidiary.

Net Gain from Sale of CRM Business

     In the first quarter of 2003, the Company sold its CRM Business to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services. Accordingly, the Company recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000.

     The Company’s results for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 included no CRM revenues, while the nine months ended September 30, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

Provision for Income Taxes

     The provision for income taxes represents the Company’s state and foreign income tax obligations and amortization of a deferred tax liability related to the Company’s acquisition of Dynamic Decisions. The Company’s provision for income taxes was $178,000 and $293,000 for the three and nine months ended September 30, 2004, respectively, compared to $0 and $764,000 for the three months and nine months ended September 30, 2003, respectively. The provision for income taxes for the nine months ended September 30, 2003 includes $355,000 in foreign income taxes related to the Company’s sale of its CRM Business. The Company’s effective income tax rate for the nine months ended September 30, 2004 and 2003 decreased to 15% from 21%, respectively, which is primarily due to the additional provision for income taxes recorded as a result of the sale of the CRM Business in 2003 partially offset by an adjustment of approximately $60,000 recorded in the third quarter of 2004 for income taxes relating to prior periods for the Australian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. In addition, the Company sold, at fair market value, $3 million of its common stock in February 2004 to a member of the Company’s Board of Directors, along with another investor who is related to the Board member, and increased its cash balance by $1.7 million from the issuance of the Company’s common stock under its stock plans in the nine months ended September 30, 2004. The Company’s cash and cash equivalents balances were $13,728,000 and $10,058,000 as of September 30, 2004 and December 31, 2003, respectively, which includes restricted cash of $400,000 and $817,000, respectively. The Company’s day’s sales outstanding (“DSO”) in accounts receivable was 55 days as of September 30, 2004, compared with 63 days as of December 31, 2003.

     Cash used in the Company’s operating activities was $979,000 for the nine months ended September 30, 2004, compared to cash used in operating activities of $4,356,000 for the nine months ended September 30, 2003. The decrease in cash used in operating activities is primarily due to an increase in accounts receivable collections as a result of higher revenues, a reduction in expenditures as a result of reduced expenses from the Company’s cost containment efforts and a reduction in expenses due to the sale of the CRM Business, including reduced salaries from transferred employees.

     Cash provided by investing activities totaled $7,000 for the nine months ended September 30, 2004 compared to cash provided by investing activities of $5,377,000 for the nine months ended September 30, 2003. The decrease in cash provided by investing activities is primarily a result of the net cash proceeds of $5,525,000 from the sale of the CRM Business in the first quarter of 2003.

     Cash provided by financing activities totaled $4,971,000 for the nine months ended September 30, 2004, which consisted of proceeds of $3,000,000 from the sale of common stock to two investors described above, $1,739,000 from issuance of stock under the Company’s stock plans and $232,000 from the repayment of notes receivable. This compares to total cash provided in financing activities of $226,000 for the nine months ended September 30, 2003, which consisted of proceeds of $463,000 from the issuance of stock under the Company’s stock plans, offset by net payment of $237,000 owed to a certain bank from an accounts receivable factoring arrangement.

     Cash paid for income taxes by the Company of $518,000 and $509,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due an increase in foreign income taxes paid by the Company’s foreign subsidiaries.

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

     On March 19, 2004, the Company entered into two credit facilities, providing for loans, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and provides for borrowings of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage of the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and provides for borrowings of up to $1,000,000. The obligations of the Company to SVB under the two credit facilities are guaranteed by the Company and certain of its domestic subsidiaries and are secured by substantially all of the assets of the Company and such domestic subsidiaries. The two credit facilities will expire on March 18, 2005. As of September 30, 2004, there were no amounts outstanding under these two credit facilities.

     In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility.

     As of September 30, 2004, the Company had the following future contractual commitments:

		Less Than	1 - 3	4 - 5	After
	Total	1 year	Years	Years	5 Years
Non-cancelable operating leases	$5,644,000	$1,164,000	$1,791,000	$1,757,000	$932,000
Non-cancelable capital leases	49,000	32,000	17,000	—	—
Purchase obligations	162,000	162,000	—	—	—
Long-term debt obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$5,855,000	$1,358,000	$1,808,000	$1,757,000	$932,000

     The Company does not have any off-balance sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

     The Company has plans for approximately $200,000 in capital expenditures for the remainder of 2004, including hardware, software, upgrades and replacements. The Company may finance these purchases through use of third-party financing arrangements including its equipment line of credit.

     For the nine months ended September 30, 2004, the Company achieved operating profitability and generated positive operating cash flow, before the payment of previously accrued restructuring expenses relating to its Westborough headquarters office lease. The Company has, however, historically incurred operating losses and negative cash flows for the last several years. As of September 30, 2004, the Company had an accumulated deficit of $43.8 million. Management’s plans include increasing revenues and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the two SVB credit facilities. The availability of borrowings under the Company’s two credit facilities is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

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

     WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

     We achieved operating profitability for the three and nine months ended September 30, 2004 and generated positive cash flow for the three and nine months ended September 30, 2004. The Company has, however, historically incurred losses from continuing operations for the last several years. Additionally, we could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Although we achieved profitability in the first three quarters of 2004, there can be no assurance that we will achieve a profitable level of operations in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, Euro and Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The exchange rate at September 30, 2004 and September 30, 2003 was 0.55 British pound, 0.80 Euro, 1.37 Australian dollar and 0.60 British pound, 0.86 Euro, 1.47 Australian dollar, respectively. The weighted average exchange rate per $1.00 U.S. dollar for the three months ended September 30, 2004 was 0.55 British pound, 0.82 Euro and 1.41 Australian dollars, as compared to the weighted average dollar for three months ended September 30, 2003 which was 0.62 British pound, 0.89 Euro and 1.52 Australian dollar. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. Our foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. During the third quarter of 2004, the Company has reported gains of approximately $220,000 in its Consolidated Financial Statements of Operations due to favorable movements in the Australian dollar exchange rate, compared to losses of approximately $300,000 recorded in the second quarter of 2004 resulting from unfavorable movements in the Australian dollar exchange rate. Based on foreign currency exposures existing at September 30, 2004, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $843,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.

     At September 30, 2004, the Company held $13,328,000 in cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit
Number	Description
10.24	Summary of 2004 Management Incentive Compensation Plan
10.25	Form of Stock Option Agreement for 2003 Director Equity Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.
Date: November 15, 2004	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.24	Summary of 2004 Management Incentive Compensation Plan
10.25	Form of Stock Option Agreement for 2003 Director Equity Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002