Form 10-K
period 2004-12-31
APPLIX INC /MA/
filed 2005-03-31
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.0025 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by non-affiliates of the registrant was $52,297,113 based on the closing price of the Common Stock on the NASDAQ SmallCap Market on June 30, 2004.
      On March 8, 2005, the Registrant had 14,564,993 outstanding shares of common stock.
Documents Incorporated By Reference

Document Part	Form 10-K

Portions of the Registrant’s Definitive Proxy Statement for the Annual Stockholders Meeting to be held on June 9, 2005 to be filed with the United States Securities and Exchange Commission	Part III

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
General
      Applix, Inc. (“Applix” or the “Company”) is a global provider of business intelligence (“BI”) and business performance management (“BPM”) solutions, focused on interactive planning, budgeting, forecasting and analytics as well as financial reporting. These solutions enable customers to continuously manage and monitor performance across financial and operational functions within the enterprise, with the views of past performance, the current state of business, and future opportunities. More than 2,000 customers worldwide, including many Fortune 100 companies, use Applix’s adaptable, scalable and real-time solutions to manage their business performance and respond to business challenges in real-time. Incorporated in 1983 and headquartered in Westborough, Massachusetts (“MA”), Applix maintains offices in North America, the United Kingdom, Germany and Australia.
      In 2004, Applix was honored with several prestigious awards for its leading-edge technologies, including:

•	Applix improved significantly its position on Gartner Inc.’s Magic Quadrant for Corporate Performance Management Suites, 2004 based upon its ability to execute and completeness of vision, and Applix was listed in Gartner’s Magic Quadrant for Business Intelligence platforms.

•	The OLAP Survey 4 reported that customers of Applix’s TM1 experience high levels of user satisfaction, reflecting the technology’s ease of use and flexibility. Overall, respondents ranked TM1 highest in eight different measures, most importantly in achievement of business goals. Additionally, TM1 was ranked among the top three in six other measures.

•	Two Applix TM1 customers received industry accolades for their efforts in using TM1. Cadbury Schweppes Americas Beverages won the 2004 Vision Award for Excellence in Business Performance Management and a major worldwide financial institution was recognized by the UK National Business Award for its use of TM1 to prevent fraud.
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
Industry Background
      The economy of recent years has forced companies to adopt rigorous methods for assessing the impact that any future investments would have on their business. With reduced resources, many enterprises are pressed to make difficult decisions as to where to increase and decrease spending in their businesses. Many companies are focused on incremental investments in IT projects and reductions in plans for cutting-edge technologies and large infrastructure initiatives. However, analysts predict that the BI and BPM markets will be growth markets in 2005.
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
      The BPM market is an emerging market that extends the capabilities of BI solutions. BPM solutions tend to focus on proactive, rather than reactive, historical analyses, and they rely on recently updated or real-time data feeds. BPM solutions also tend to involve data from across an organization and involve more diverse groups of users than do BI solutions. According to Gartner, as of October 2004, there were still no clear leaders in this market segment.
      Factors driving the growth in the need for BI and BPM solutions include increasingly fierce business competition, the need for financial transparency across the enterprise, the rapid explosion of data, and more decentralized decision-making. In terms of new license revenue, Gartner projects the BI software market will grow from $2.4 billion in 2004 to just under $3.4 billion in 2009, a compound annual growth rate (“CAGR”) of 7%. In comparison, Gartner projects the BPM software market will see a 10% CAGR, growing from $593 million in 2004 to just under $1 billion in 2009.
      These strong projected growth rates validate Applix’s conviction that in today’s competitive corporate marketplace, companies can no longer succeed solely by automating their day-to-day transactions. Companies must also incorporate analytic processes into their daily operations to monitor and react to key business performance metrics such as customer retention and product profitability.
      Applix TM1 has over 20 years of success in the BI market. Applix is also well positioned to deliver BPM solutions, as evidenced by the growing number of customers who have selected Applix software solutions to maximize business performance. In 2004, more than 200 new customers selected Applix BI and BPM products, and revenues for those products increased by 18% over 2003.
Applix Products
      The Applix product family helps customers automate, analyze and optimize their operational and analytical business processes throughout their extended enterprises. The Applix product family consists of Applix TM1 platform and related BPM modules. The Applix family of products enable solutions including:

•	interactive planning, budgeting, and forecasting applications;

•	sales analysis, product profitability, customer profitability;

•	personnel planning applications; and

•	dashboarding, scorecarding and key performance indicators (KPIs).
      In June 2004, Applix introduced TM1 Planning Manager, a module that provides work flow capabilities to assign and track tasks associated with the process of budgeting and planning. With solutions based on the TM1 platform, Applix’s customers have increased their business performance in numerous ways such as achieving their business goals within 6 months of implementation on the average, freeing up personnel to concentrate on strategic planning rather than on data gathering, reducing customer defections, improving customer satisfaction, shortening the business cycles from days to minutes, and rapidly managing mergers and acquisitions. Applix’s global network of partners delivers packaged and custom applications based on the TM1 platform for specific vertical markets such as pharmaceuticals and banking, or for a specific function such as supply chain analytics or financial consolidation and reporting.

Applix TM1
      Applix’s leading product, Applix TM1, a platform used for planning and analysis, helps customers improve business performance by enabling effective, real-time decision making at all organization levels. Applix TM1 provides consistent reporting and analysis of data captured from across the extended enterprise.
      Applix TM1 allows business users to access their critical data via Microsoft Excel and other third party products such as Microsoft Reporting Services, or the World Wide Web. With its powerful client-server database engine and an elegant, easy-to-use interface, users are able to spend more time analyzing information and less time maintaining data.
      The Applix TM1 platform is easily configurable and deploys rapidly with minimal IT investment. Applix TM1’s low total cost of ownership enables business users to quickly achieve their goals, whether they build applications themselves or work with one of Applix’s many solution partners.

      Applix TM1’s real-time approach to consolidating, viewing and even editing large volumes of multidimensional data is an undisputable differentiator in the BI and BPM markets. Applix TM1 has been one of the leading multi-dimensional analytics tools for highly complex business and financial analytical applications for over twenty years.
      The Applix TM1 platform and modules, including TM1 Web and TM1 Planning Manager, expand the scope of business planning processes to support continuously changing customer demands and operational requirements. The Applix TM1 platform and modules also enable the quick and effortless integration of information from enterprise resource planning (ERP), financial systems, CRM, human resources, and other “legacy” databases.
      Applix TM1 is available on Windows and Unix platforms. However, the majority of customers utilize Applix TM1 on Windows platforms. As a result, Applix is constantly working with Microsoft to enhance and expand its support on the Windows platform.
      Applix TM1 provides the following benefits:

•	Familiar spreadsheet interface: Users access Applix TM1 features and capabilities directly from the familiar environment of Microsoft Excel.

•	Instant response times: Because of Applix TM1’s ability to quickly load vast data sets into memory, it is superior to other products that force the customer to pre-calculate and re-calculate consolidations and derived values before anyone can view the data.

•	Real-time multi-user read/write and what-if analyses: Because of Applix TM1’s memory-based approach, users can instantly view the results of any updates and what-if analyses they perform.

•	Rapid deployment: Applix TM1 typically builds complete applications for customers in a fraction of the time required by competing products.

•	Scalability: Applix TM1’s 64-bit capability, combined with its ability to support multiple servers, multiple cubes, multi-threaded processing and multi-user data updating, make it a logical choice for large-scale operations.

•	Efficient use of system resources: Because Applix TM1 never resorts to pre-calculating data, it requires much less hardware and processing power than other products, which suffer from a common “data explosion” predicament.

•	Dynamic business workflow: This enables a business to map its processes with Applix TM1’s workflow capabilities. Easy-to-use “wizards” help ensure compliance with organizational and regulatory processes.

•	Complex business modeling: Applix TM1’s unique architecture of multi-cubes, rules, a real-time engine, and workflow allow a business to manage its complex business models.

•	Actionable alerts: Timely alerts generated from a company’s analyses and business processes enable it to be proactive with respect to its business environment.
Sales and Marketing
      The Company focuses its marketing efforts on companies committed to improving business analytics at the departmental level and business performance management at the company-wide level. The Company markets its products to mid-market and Global 2000 organizations across all industry segments with particular success in the financial services, banking, healthcare, pharmaceuticals, retail, telecommunications, manufacturing, and consumer goods industries. The Company believes that these industry sectors are, and will continue to be, some of the fastest growing sectors for its products. A key part of the Company’s marketing strategy is an emphasis on its high-performance Applix TM1 analytical engine for financial reporting, financial modeling, real-time calculations, and continuous planning; the rapid deployment of its products; and the lower total cost of ownership of its solutions.

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
      The Company strongly believes that, going forward, its hybrid sales and marketing strategy, utilizing a direct sales force working closely with consultants and strategic resellers, is an important part of the Company’s future success. The Company also plans on continuing to establish strategic marketing relationships with leading hardware and software vendors and systems integrators within targeted industry sectors. This strategy is expected to support the Company in penetrating both new accounts within its existing markets and also entirely new market segments, while also leveraging its sales and marketing investments.
      Financial information by geographical area may be found in Note 8 of the Notes to Consolidated Financial Statements.
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
      Customers may elect to purchase a maintenance support plan for an annual fee that is generally 18% of the list license fee for covered products. The maintenance support plans include unspecified product upgrades and interim fixes to reported problems. Maintenance support plan revenues accounted for approximately 90% of the Company’s professional services and maintenance revenue in 2004 compared to approximately 79% of professional services and maintenance revenue in 2003.
Software Product Development
      The Company believes strongly that the path to success is predicated upon constantly being at the forefront of technology and product innovation. With a strong commitment to the future, Applix has continued its long history of investing in product research and development. In 2004, Applix invested approximately $4.8 million, or 15% of total revenues, in product research and development.
      Product development expenses were $4,785,000, $5,512,000, and $5,699,000 for 2004, 2003, and 2002, respectively.
Competition
      The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), reliability, ease of use, ease of support, and total costs of ownership (initial investment and on-going operating costs of the solution).

      The markets for the Company’s products are highly competitive and subject to rapid change. The companies with which Applix competes most often are Hyperion and Cognos. The Company also competes with other smaller competitors, some of whom build their product offerings on Microsoft technologies. In general, both categories of competitors are marketing and selling pre-built BI and BPM applications along with services to implement and customize the applications. Applix approaches the market differently by offering configurable BI and BPM modules, and its partners and customers typically perform the implementation.
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

Employees
      As of March 10, 2005, the Company had 123 employees. Domestically, the Company had 79 employees, which includes 30 employees in product research and development, 23 employees in sales and marketing, 5 employees in professional services, 4 employees in information systems, and 17 employees in finance, operations, administration and facilities. Internationally, the Company had 44 employees, which includes 28 employees in sales and marketing, 7 employees in professional services and 9 in finance and operations. None of the Company’s employees are represented by a labor union, and the Company believes that its employee relations are good.

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
      From time to time, the Company is subject to routine litigation and legal proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party to, that the Company believes could result in a material adverse impact on its consolidated results of operations or financial condition.
      On June 16, 2003, the Company announced that is was the subject of an investigation by the Securities and Exchange Commission related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of our stockholders during the fourth quarter of 2004.
Directors and Executive Officers of the Registrant
      The following is a list of our directors and executive officers, their ages as of March 10, 2005 and their principal position. Executive officers are appointed and may be removed by the Board of Directors.

Name	Age	Position

John D. Loewenberg	64	Chairman of the Board of Directors
Bradley D. Fire	35	Director
Alain J. Hanover	56	Director
Charles F. Kane	47	Director
Peter Gyenes	59	Director
David C. Mahoney	60	President, Chief Executive Officer and Director
Milton A. Alpern	53	Chief Financial Officer and Treasurer
Craig Cervo	58	Vice President, Product Development
Michael A. Morrison	42	Vice President, Worldwide Field Operations
      Mr. Loewenberg has been a director of the Company since March 2001 and Chairman of the Board of Directors since July 2002. Mr. Loewenberg has been the Managing Partner of JDL Enterprises, a consulting company, since 1996. Mr. Loewenberg served as interim President and CEO of Wang Healthcare Information Systems, an electronic medical record solution company, from March 1998 to September 1999. Mr. Loewenberg is currently a director of DocuCorp International.

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
      Mr. Gyenes has been a director of the Company since May 2000. Mr. Gyenes has served as the Chief Executive Officer of Ascential Software Corporation (formerly known as Informix Corporation), a global provider of information management software, since July 2000. Mr. Gyenes was Chairman, President and Chief Executive Officer of Ardent Software, Inc., a data integration software supplier, from April 1997 until the sale of Ardent to Ascential in March 2000. Mr. Gyenes is a member of the Board of Directors of Ascential Software Corporation and ViryaNet. Mr. Gyenes is also a member of the Board of Trustees of the Massachusetts Software Council.
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
      Mr. Cervo joined the Company in October 1992 as Vice President, Research & Development and was elected Vice President of Product Development in October of 1994 and served as Chief Technology Officer from March 2001 until February 2004.

      Mr. Morrison joined the Company in June 2004 as Vice President, Worldwide Field Operations and is responsible for all field sales operations, services and support personnel. Prior to Applix, Mr. Morrison held various positions at Cognos Incorporated, a publicly-held provider of business intelligence and business performance software, from May 1993 through February 2004, including Vice President of Enterprise Planning Operations, Vice President of Finance and Administration, and Corporate Counsel.
      There are no family relationships among any of the directors or executive officers.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed on the NASDAQ SmallCap Market(“NASDAQ”) under the symbol “APLX”. The table below reflects the range of high and low sales price per share of common stock, as reported on NASDAQ for the periods indicated.

Fiscal 2004	High	Low

First Quarter	$5.49	$3.33
Second Quarter	$5.37	$4.04
Third Quarter	$5.01	$3.30
Fourth Quarter	$5.10	$3.58

Fiscal 2003	High	Low

First Quarter	$2.04	$1.05
Second Quarter	$2.40	$1.31
Third Quarter	$3.01	$1.51
Fourth Quarter	$4.37	$2.65
Dividends
      The Company has never paid any cash dividends on its common stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.
Holders
      The approximate number of holders of record of the Company’s common stock on March 8, 2005 was 172. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations:
Software license	$16,228	$13,222	$16,050	$18,406	$23,735
Professional services and maintenance	14,687	14,133	20,546	20,999	16,504
Total revenues	30,915	27,355	36,596	39,405	40,239
Sales and marketing	10,588	10,747	15,311	21,671	25,580
General and administrative	6,217	7,653	5,249	4,484	4,292
Product development	4,785	5,512	5,699	6,848	7,502
Compensation expenses and amortization of acquired intangible asset	250	833	2,405	1,717	—
Write down of notes receivable	—	—	964	—	—
Restructuring expenses	577	3,238	381	1,700	—
Operating income (loss)	4,459	(7,748)	(5,442)	(11,886)	(12,877)
Net gain from sale of CRM business	261	7,910	—	—	—
Permanent impairment of cost based investment	—	—	—	(1,250)	—
Income (loss) from continuing operations	4,808	167	(5,570)	(13,404)	(15,307)
Net income (loss)	4,702	(10)	(5,774)	(12,323)	(18,912)
Per Share Data:
Net income (loss) per share from continuing operations, basic	$0.34	$0.01	$(0.46)	$(1.13)	$(1.36)
Net income (loss) per share from continuing operations, diluted	$0.31	$0.01	$(0.46)	$(1.13)	$(1.36)
Net income (loss) per share, basic	$0.33	$(0.00)	$(0.47)	$(1.04)	$(1.68)
Net income (loss) per share, diluted	$0.30	$(0.00)	$(0.47)	$(1.04)	$(1.68)

	Years Ended December 31,

	2004	2003	2002	2001	2000(a)

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,924	$9,241	$8,389	$8,228	$12,546
Restricted cash	400	817	933	1,050	—
Working capital (deficit)	9,293	(2,119)	(4,457)	(175)	12,113
Total assets	27,185	21,949	23,547	24,938	33,074
Total stockholders’ equity	12,238	2,255	2,419	6,952	18,234

(a)	The balance sheet for December 31, 2000 reflects the net liabilities of the VistaSource business unit within current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      The Company has decided to strategically and tactically focus its efforts, including development, sales and marketing, on its BI and BPM products. In the first quarter of 2003, the Company sold its customer relationship management business (“CRM Business”) (see Note 12 of the Notes to the Consolidated Financial Statements). The Company’s operating results reflect the operations of the CRM Business up through its sale, which occurred on January 21, 2003, followed by a March 17, 2003 closing relating to the German component of the CRM Business. The Company is currently only selling BPM and BI products and related services. The Company’s 2004 revenues are solely comprised of sales from its BI/ BPM products.
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

Revenue Recognition
      Revenue from software licensing and service fees is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9 “Software Revenue Recognition with Respect to Certain Transactions.” Substantially all of the Company’s product license revenue is earned from licenses of off-the-shelf software requiring no customization. Accordingly, the Company recognizes revenue from software licensing when all of the following criteria are met: (1) persuasive evidence of an arrangement exists via a signed agreement or purchase order; (2) delivery has occurred including authorization keys; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable.
      For contracts with multiple obligations (e.g., delivered and undelivered products, support obligations, consulting, and training services), the Company determines the amount of revenue to allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, the Company allocates the total value of the arrangement first to the undelivered elements based on their vendor specific objective evidence (VSOE) and the remainder to the delivered element, the software license. The Company has determined fair value based upon prices it charges customers when these elements are sold separately. Maintenance contracts are generally sold with the initial licenses. The related maintenance revenue is deferred based upon VSOE, which is determined by the renewal price of the annual maintenance contract, and is recognized ratably over the maintenance contract period. The Company recognizes consulting and training service revenues, including those sold with license fees, as the services are performed based upon their established VSOE.

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

Goodwill and Other Intangible Assets and Related Impairment
      During 2001, the Company completed its acquisition of Dynamic Decisions and recorded goodwill in the amount of $934,000 associated with the excess purchase price over the fair value of the net assets acquired and identifiable intangible assets of $1,500,000 assigned to identified customer relationships. The amounts assigned to the identifiable assets and liabilities acquired in connection with the acquisition were based on estimated fair values at the date of acquisition. The fair values were determined by the Company’s management, based in part upon information supplied by the management of the acquired business and a valuation prepared by an independent appraiser. The valuation of identified customer relationships was based primarily upon future cash flow projections discounted to present value using a risk-adjusted discount rate.
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

Restructuring
      During 2004, 2003 and 2002, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to the settlements of contractual obligations, including the restructuring of its UK office lease, Westborough, MA headquarters’ lease and employee separation costs resulting from the Company’s actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in incremental charges or credits to the income statement and have cash flow ramifications.

Deferred Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2004 and December 31, 2003, the Company’s U.S. deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.
RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenues

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2004	Revenue	2003	Revenue	2002	Revenue

	(In thousands, except percentages)
BPM/ BI	$16,228	52%	$12,969	47%	$11,114	30%
CRM	—	—%	253	1%	4,936	14%

Total Software License Revenues	16,228	52%	13,222	48%	16,050	44%
BPM/ BI	1,413	5%	2,597	9%	2,060	6%
CRM	—	—%	440	2%	3,812	10%

Total Professional Services Revenues	1,413	5%	3,037	11%	5,872	16%
BPM/ BI	13,274	43%	10,537	39%	8,046	22%
CRM	—	—%	559	2%	6,628	18%

Total Maintenance Revenues	13,274	43%	11,096	41%	14,674	40%
BPM/ BI	14,687	48%	13,134	48%	10,106	28%
CRM	—	—%	999	4%	10,440	28%

Total Professional Services and Maintenance Revenues	14,687	48%	14,133	52%	20,546	56%
BPM/ BI	30,915	100%	26,103	95%	21,220	58%
CRM	—	—%	1,252	5%	15,376	42%

Total Revenues	$30,915	100%	$27,355	100%	$36,596	100%

      Total revenues for the year ended December 31, 2004 were $30,915,000, compared to $27,355,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2003 include $1,252,000 from the Company’s CRM Business, which was sold during the first quarter of 2003. Revenue from BI/ BPM products increased 18% from $26,103,000 for the year ended December 31, 2003 to $30,915,000 for the year ended December 31, 2004. Total revenues for the year ended December 31, 2004 increased 13%. The increases in BI/ BPM revenues and total revenues included the favorable impacts of foreign currency exchange rate fluctuations from the prior year. When expressed at constant foreign currency rates, total revenues increased 5% for the year ended December 31, 2004 compared to the prior year.

Software Licenses
      Software license revenue increased by $3,006,000 to $16,228,000, or 52% of total revenues, in 2004 from $13,222,000, or 48% of total revenues, in 2003. Software license revenues for the year ended December 31, 2004 were solely from BI/ BPM products. Domestic software license revenue increased 36% to $5,767,000 in 2004 from $4,244,000 in 2003. International software license revenue increased 17% to $10,461,000 in 2004 from $8,978,000 in 2003.

      The increase in domestic license revenues for the year ended December 31, 2004 compared to same period of the prior year was partially attributable to the Company’s first-ever license transaction in excess of $1 million completed in the fourth quarter of 2004. The increase in international software license revenue was partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase in software license revenues of approximately $1,070,000 for the year ended December 31, 2004.
      The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARs”), independent distributors and sales agents.

Professional Services and Maintenance
      Professional services and maintenance revenues increased by 4% to $14,687,000 in 2004 as compared to $14,133,000 in 2003. Maintenance revenues increased 20% to $13,274,000 in 2004 compared to $11,096,000 in 2003, while professional services revenues decreased 53% to $1,413,000 in 2004 compared to $3,037,000 in 2003. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The decrease in professional services revenue was primarily due to the Company’s greater reliance on its partners to perform these services. The Company will continue to rely primarily on its partners to provide consulting services, including BI/ BPM product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, and bug fixes and patches. The increase in professional services and maintenance revenues was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to professional service and maintenance revenues of approximately $1,013,000 for the year ended December 31, 2004. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	Year Ended December 31,

	2004		2003		2002

	(In thousands, except percentages)
Cost of Software License
Revenues	$427		$1,850		$2,040
Cost of Professional Services and Maintenance Revenues:
Cost of Professional Services Revenues	1,036		2,594		5,823
Cost of Maintenance Revenues	2,576		2,676		4,166

Total	3,612		5,270		9,989

Total Cost of Revenues	$4,039		$7,120		$12,029

Gross Margin:		(A)		(A)		(A)
Software License	$15,801	97%	$11,372	86%	$14,010	87%
Professional Services and Maintenance:
Professional Services	377	27%	443	15%	49	1%
Maintenance	10,698	81%	8,420	76%	10,508	72%

Total	11,075	75%	8,863	63%	10,557	51%

Total Gross Margin	$26,876	87%	$20,235	74%	$24,567	67%

(A)	Gross margins calculated as a percentage of related revenues.

Cost of Software License Revenues
      Cost of software license revenues consist primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was 3% for the year ended December 31, 2004, compared to 14% for the year ended December 31, 2003, respectively. The decrease in the percentages above and corresponding improvement in software license gross margin was primarily due to a decrease of $930,000 in the amortization of capitalized software development costs for the year ended December 31, 2004 compared to the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004. The decrease was also attributable to a reduction of $540,000 in third-party software royalties paid by the Company during 2004 compared to 2003.

Cost of Professional Services and Maintenance Revenues
      The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and information system costs incurred to provide consulting, training and customer support and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues decreased by $1,658,000 to $3,612,000 for the year ended December 31, 2004 from $5,270,000 for the year ended December 31, 2003. This decrease reflects a reduction in professional service employees in general as the Company focuses on the utilization of partners for consulting services relating to its product. The decrease was also due to the Company’s decrease in the number of professional service employees as a result of transfers in conjunction with the sale of the CRM Business in the first quarter of 2003. Gross margin of professional services and maintenance revenues increased to 75% for the year ended December 31, 2004 as compared to 63% for the year ended December 31, 2003. The improvements in gross margins were due to, in addition to the lower costs described above, a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. The Company will continue to focus on the utilization of partners to deliver consulting services for product implementations and customization of its products.
Operating Expenses

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2004	Revenue	2003	Revenue	2002	Revenue

	(In thousands, except percentages)
Sales and marketing	$10,588	34%	$10,747	39%	$15,311	42%
General and administrative	6,217	20%	7,653	28%	5,249	14%
Product development	4,785	15%	5,512	20%	5,699	16%
Restructuring expense	577	2%	3,238	12%	381	1%
Compensation expenses related to an acquisition	—	—	583	2%	2,155	6%
Amortization of acquired intangible asset	250	1%	250	1%	250	1%
Write down of notes receivable	—	—	—	—	964	3%

Total Operating Expenses	$22,417	73%	$27,983	102%	$30,009	82%

Sales and Marketing
      Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses decreased $159,000 to $10,588,000 for the year ended December 31, 2004 from $10,747,000 for the year ended December 31, 2003. Sales and marketing expenses as a percentage of total revenue were 34% and 39% for the year ended December 31, 2004 and 2003, respectively. The decrease in sales and marketing expenses for the year ended December 31, 2004 was primarily due to a decrease in sales and marketing costs related to its CRM product and decreases in sales and marketing employees and their related salaries as a result of transfers in conjunction with the sale of the CRM Business in the first quarter of 2003. This decrease was partially offset by an unfavorable impact on sales and marketing expenses for the year ended December 31, 2004 as a result of foreign currency exchange rate fluctuations due to the strength of the foreign currencies against the U.S. dollar in 2004 versus 2003 and the related effects on the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to sales and marketing expenses of approximately $621,000, or 6%, for the year ended December 31, 2004.

General and Administrative
      General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs (including costs under indemnification obligations to former executives) associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $1,436,000, to $6,217,000, or 20% of total revenues, for the year ended December 31, 2004 from $7,653,000, or 28% of total revenues, for the year ended December 31, 2003. The decrease was primarily due to lower executive severance costs and stock-based compensation expenses related to certain executive stock options incurred during 2004 compared to the prior year. The decrease was also attributable to a reduction in allocated rent expense for 2004, resulting from the Company’s restructuring of its headquarters’ lease in January 2004. The Company will continue to closely monitor general and administrative costs.

Product Development
      Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. There were no software development costs that qualified for capitalization during the years ended December 31, 2003 or 2004. Product development costs not meeting the requirements of capitalization are expensed as incurred.
      Product development expenses decreased $727,000 to $4,785,000 for the year ended December 31, 2004 from $5,512,000 for the year ended December 31, 2003. These expenses represented 15% of total revenue for the year ended December 31, 2004, as compared to 20% of total revenues for the year ended December 31, 2003. The decrease in product development expenses was primarily due to the transfer of product development employees in conjunction with the sale of the CRM Business in the first quarter of 2003. The decrease was also attributable to a reduction in allocated rent expense resulting from the Company’s restructuring of its headquarters’ lease in January 2004. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.

Restructuring Expense
      In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring expense for this space of $3,238,000. Restructuring expense included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of December 31, 2004.
      The accrued restructuring expenses, as well as the Company’s 2004 adjustments, payments and write-offs made against accruals for the renegotiation of the Westborough headquarters’ office lease are detailed as follows:

	Balance at			Balance at
	December 31,		Payments and	December 31,
	2003	Adjustment	Write-Offs	2004

Facility exit costs	$3,050,000	$—	$(3,050,000)	$—
Professional service fees	350,000	(27,000)	(323,000)	—

Total	$3,400,000	$(27,000)	$(3,373,000)	$—

      In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company made the determination that it had no future use of or benefit from, certain space pertaining to its UK office lease. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility.
      Restructuring charges relating to the restructuring of the UK office lease accrued and unpaid at December 31, 2004 were as follows:

	Balance at			Balance at
	December 31,	Restructuring		December 31,
	2003	Expenses	Payments	2004

Facility exit costs	$—	$467,000	$(94,000)	$373,000
Other direct costs	—	137,000	(137,000)	—

Total	$—	$604,000	$(231,000)	$373,000

Compensation Expenses Related to Acquisition
      Compensation expenses related to acquisition consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions. For the year ended December 31, 2003, the Company recorded $583,000 for compensation expenses related to the acquisition of Dynamic Decisions, which includes the impact of foreign currency exchange rate fluctuations of translating the Australian dollar to the U.S. dollar. All contingent amounts relating to the Dynamic Decisions acquisition were paid in 2003 and no further amounts are due.

Amortization of Acquired Intangible Asset
      Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001 was $250,000 for each of the years ended December 31, 2004 and 2003, respectively. The amortization expense will continue to be ratably amortized through the first quarter of 2007.
Non-Operating Income

		Percent of		Percent of		Percent of
	2004	Revenue	2003	Revenue	2002	Revenue

	(In thousands, except percentages)
Interest and other income (loss), net	313	1%	933	3%	(47)	—
Net (loss) gain from sale of subsidiary	—	—	(164)	(1)%	141	—
Net gain from sale of CRM business	261	1%	7,910	29%	—	—

Total	$574		$8,679		$94

Interest and Other Income (Loss), Net
      Interest and other income (loss), net consists primarily of interest income, interest expense and gains and losses on foreign currency exchange fluctuations.
      Interest and other income (loss), net decreased to income of $313,000 for the year ended December 31, 2004, as compared to income of $933,000 for the year ended December 31, 2003. The decrease was primarily due to a lower net gain on foreign currency exchange fluctuations in 2004 compared to 2003 coupled with a provision of approximately $300,000 recorded in the fourth quarter of 2004 which represents the Company’s estimated exposure relating to the on-going unclaimed abandoned property audit by the Commonwealth of Massachusetts. This decrease in other income was offset by a gain recorded in the second quarter of 2004 of approximately $195,000 relating to the sale of its French subsidiary in second quarter of 2001. The Company received $195,000 from the buyer which had been held in escrow pending the outcome of a tax audit.

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

Net Gain from Sale of CRM Business
      In the first quarter of 2003, the Company completed the sale of certain assets relating to its customer relationship management software solutions (the “CRM Business”) to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid back as of December 31, 2003 to iET for net working capital adjustments. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services. Accordingly, the Company recorded a net gain before tax of $7,910,000 for the year ended December 31, 2003, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000.
      During 2004, the Company reversed an accrual related to the sale of the CRM business since there were no identified remaining transaction costs or post-closing adjustments. This reversal resulted in an adjustment of approximately $261,000 to the net gain from the sale of the CRM business. As of December 31, 2004, the Company does not anticipate any further adjustments relating to the sale of the CRM business.

Provision for Income Taxes
      The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign current and deferred tax provisions. For the years ended December 31, 2004 and 2003, provisions for income taxes were $225,000 and $764,000, respectively. This decrease in tax provision was primarily attributable to foreign deferred income tax benefit of approximately $496,000 recorded during the year ended December 31, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Total revenues in 2003 decreased 25% to $27,355,000 compared to $36,596,000 in 2002. Software license revenue decreased in 2003 to $13,222,000 from $16,050,000 in 2002. This decrease in software license revenue of $2,828,000 was primarily due to the Company’s sale of the CRM business in the first quarter of 2003, as CRM software license revenue decreased by $4,683,000 to $253,000 in 2003 from $4,936,000 in 2002. The software license revenue decrease was partially offset by a $1,855,000, or 17% increase in BPM/ BI software license revenues. Domestic software license revenue decreased 42% to $4,244,000 in 2003 from $7,288,000 in 2002. International software license revenue increased 2% to $8,978,000 in 2003 from $8,762,000 in 2002. The decrease was primarily due to the decline in the global economy especially in the European market and the continued slowdown in CRM market and in information technology spending.
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
      Gross margin increased to 74% in 2003 from 67% in 2002. Software license revenue gross margin decreased slightly to 86% in 2003 from 87% in 2002, due to a decline in software license revenue offset by a decrease in amortization of capitalized software development costs and third party royalties. Professional services and maintenance revenue gross margin from increased to 63% in 2003 from 51% in 2002 due to a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.
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
      In the second quarter of 2002, the Company adopted a plan of restructuring to reduce operating costs. The plan included the reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000 comprising of $74,000 for workforce reduction and $29,000 for office closures. The restructuring charge was fully paid as of December 31, 2002. Also, in the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which resulted in a credit of $140,000 relating to the 2001 restructuring charge.
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
      In September 2000, the Company sold 256,002 shares of common stock to certain Company executives. The purchases of such shares were funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002. Certain of these loans are and have been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, for accounting purposes only the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. During the year ended December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. In February 2005, the

Company collected approximately $892,000 as part of the repayment of the remaining outstanding executive loans.
      Interest and other income (expense), net increased to income of $933,000 in 2003 from expense of $47,000 in 2002. This increase is primarily attributable to favorable foreign currency fluctuations in the British pound, Euro, and Australian dollar. Additionally the increase was due to an increase in interest income due to an increase in the average cash and cash equivalents balance and a reduction in effective interest expense related to the Company’s bank credit facilities.
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
Liquidity and Capital Resources
      The Company derives its liquidity and capital resources primarily from the Company’s cash flow from operations. In addition, the Company sold, at fair market value, $3 million of its common stock in February 2004 to a member of the Company’s Board of Directors, along with another investor who is related to the Board member, and increased its cash balance by $1.9 million from the issuance of the Company’s common stock under its stock plans in the year ended December 31, 2004. The Company’s cash and cash equivalent balance were $15,924,000 and $9,241,000 as of December 31, 2004 and December 31, 2003, respectively, which excludes restricted cash of $400,000 and $817,000, respectively. The Company’s days sales outstanding (“DSO”) in accounts receivable was 59 days as of December 31, 2004, compared with 63 days as of December 31, 2003.
      Cash provided by the Company’s operating activities was $1,553,000 for the year ended December 31, 2004 compared to cash used in operating activities of $4,269,000 for the same period in the prior year. Cash provided by operating activities was due to the net income of $4,702,000 for the year ended December 31, 2004, partially offset by the decrease in accrued restructuring expenses of $3,027,000.
      Cash used in investing activities totaled $126,000 for the year ended December 31, 2004 compared to cash provided by investing activities of $4,924,000 for the year ended December 31, 2003. The decrease in cash provided in investing activities is primarily a result of the net cash proceeds of $5,263,000 from the sale of the CRM Business during 2003.
      Cash provided by financing activities totaled $5,155,000 for the year ended December 31, 2004, which primarily consisted of proceeds of $1,935,000 from the issuance of stock under stock plans, coupled with cash proceeds of $2,989,000, net of issuance costs, from the sale of common stock to two investors described above. This compares to total cash provided by financing activities of $661,000 for the year ended December 31, 2003.

      Cash paid for income taxes by the Company of $949,000 and $574,000 for the years ended December 31, 2004 and 2003, respectively, was primarily due to foreign taxes paid by the Company’s foreign subsidiaries.
Contractual Obligations and Off-Balance Sheet Arrangements
      The Company has future cash commitments pertaining to its contractual obligations under its non-cancelable leases. The Company’s future minimum operating and capital lease payments for its office facilities and certain equipment as of December 31, 2004 are:

		Less Than			After
	Total Years	1 Year	1-3 Years	4-5 Years	5 Years

Non-cancelable operating leases	$5,556,000	$1,191,000	$1,843,000	$1,808,000	$714,000
Non-cancelable capital leases	41,000	29,000	12,000	—	—
Purchase obligations	227,000	227,000	—	—	—

Total contractual cash obligations	$5,824,000	$1,447,000	$1,855,000	$1,808,000	$714,000

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
      In March 2005, the Company signed a term sheet to renew its credit facility, which provides for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The renewed credit facility will be a domestic working capital line of credit and has an interest rate of prime and is in the aggregate principal amount of up to the lesser of: (i) $3,000,000; and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The facility will expire in March 2007. The Company plans to execute the renewal of its credit facility agreement in April 2005.
      The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.
      The Company has plans for approximately $600,000 in capital expenditures for 2005, including hardware, software, upgrades and replacements. The Company may finance these purchases through use of third-party financing arrangements including its line of credit.
      For the year ended December 31, 2004, the Company achieved operating profitability and generated positive operating cash flow. The Company has, however, historically incurred operating losses and negative cash flows for the last several years. As of December 31, 2004, the Company had an accumulated deficit of $40.7 million. Management’s plans include increasing revenues and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the SVB credit facility. The availability of borrowings under the Company’s credit facility is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of SFAS No. 123R and considering the valuation models available.
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

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.
      Although we were profitable in 2004, we have incurred losses from continuing operations for the last several years prior to 2004. We could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. There can be no assurance that we will continue to achieve a profitable level of operations in the future.
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

BECAUSE WE DEPEND IN PART ON THIRD-PARTY SYSTEMS INTEGRATORS TO PROMOTE, SELL AND IMPLEMENT OUR PRODUCTS, OUR OPERATING RESULTS WILL LIKELY SUFFER IF WE DO NOT DEVELOP AND MAINTAIN THESE RELATIONSHIPS.
      We rely in part on systems integrators to promote, sell and implement our solutions. If we fail to maintain and develop relationships with systems integrators, our operating results will likely suffer. In addition, if we are unable to rely on systems integrators to install and implement our products, we will likely have to provide these services ourselves, resulting in increased costs. As a result, our results of operations may be harmed. In addition, systems integrators may develop, market or recommend products that compete with our products. Further, if these systems integrators fail to implement our products successfully, our reputation may be harmed.

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
      As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. During 2004, the Company reported a net gain on foreign exchange of approximately $407,000 in its Consolidated Financial Statements of Operations, primarily due to favorable movements in the Australian dollar exchange rate. Based on foreign currency exposures existing at December 31, 2004, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $676,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.
      At December 31, 2004, the Company held $15,924,000 in cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

Item 8.	Financial Statements and Supplementary Data

	Q1 2004	Q2 2004	Q3 2004	Q4 2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenue from continuing operations	$7,383	$7,263	$6,909	$9,360
Gross margin from continuing operations	$6,154	$6,135	$6,046	$8,541
Restructuring expenses	$—	$(27)	$604	$—
Compensation expenses and amortization of acquired intangible asset	$63	$62	$63	$62
Net gain from sale of CRM business	$10	$—	$—	$251
Income from continuing operations	$764	$469	$452	$3,123
Loss from discontinued operations	$(26)	$(18)	$(36)	$(26)
Net income	$738	$451	$416	$3,097
Net income per share, basic	$0.05	$0.03	$0.03	$0.22
Net income per share, diluted	$0.05	$0.03	$0.03	$0.20
Weighted average number of basic shares outstanding	13,466	14,158	14,243	14,281
Weighted average number of diluted shares outstanding	15,010	15,725	15,539	15,631

	Q1 2003	Q2 2003	Q3 2003	Q4 2003

	(Unaudited)
	(In thousands, except per share amounts)
Revenue from continuing operations	$6,833	$5,942	$6,423	$8,157
Gross margin from continuing operations	$4,687	$4,331	$4,930	$6,287
Restructuring expenses	$—	$—	$—	$3,238
Compensation expenses and amortization of acquired intangible asset	$646	$62	$63	$62
Net gain from sale of CRM business	$8,000	$(78)	$(12)	$—
Income (loss) from continuing operations	$5,094	$(1,671)	$(602)	$(2,654)
Loss from discontinued operations	$(33)	$(23)	$(106)	$(15)
Net income (loss)	$5,061	$(1,694)	$(708)	$(2,669)
Net income (loss) per share, basic	$0.41	$(0.14)	$(0.06)	$(0.21)
Net income (loss) per share, diluted	$0.40	$(0.14)	$(0.06)	$(0.21)
Weighted average number of basic shares outstanding	12,453	12,472	12,590	12,825
Weighted average number of diluted shares outstanding	12,649	12,472	12,590	12,825
      The Company’s Consolidated Financial Statements are listed under Item 15 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      This information was previously reported in a Current Report on Form 8-K filed with the SEC on September 22, 2003.

Item 9A.	Controls and Procedures
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures deigned to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
      In conjunction with the 2003 financial statement audit, in 2004, the Company discovered that it was unable to locate certain of its fixed assets. This matter was identified as a reportable condition and disclosed in our Form 10-K for the year ended December 31, 2003. In response to this identified weakness and in an effort to correct this issue, the Company implemented improvements to its internal controls over financial reporting relating to its fixed assets. The net book value of these fixed assets was deemed immaterial and, therefore, this weakness did not have a material impact on the accuracy of our financial statements.
      Other than those procedures we have implemented to correct a certain weakness in the internal controls over fixed assets, no change in the Company’s internal control over financial reporting (as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this item is contained in part under the caption “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and in part in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2005 (the “2005 Proxy Statement”) in the sections entitled “Board of Directors and Corporate Governance Information — Members of the Board of Directors”, “Board of Directors and Corporate Governance Information — Director Candidates”, “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors and Corporate Governance Information — Board Committees,” and “Board of Directors and Corporate Governance Information — Code of Business Conduct and Ethics,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation
      The response to this item is contained in the 2005 Proxy Statement in the section entitled “Executive Compensation And Related Matters,” which section is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this item is contained in the 2005 Proxy Statement in the sections entitled “General Information About the Annual Meeting — Beneficial Ownership of Voting Stock”, “Executive Compensation and Related Matters — Equity Compensation Plan Disclosure” and “Executive Compensation and Related Matters — Retention Arrangements,” which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this item is contained in the 2005 Proxy Statement in the section entitled “Executive Compensation and Related Matters — Certain Relationships and Related Transactions,” which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is contained in the 2005 Proxy Statement “Proposal 3 — Ratification of Selection of Independent Auditors — Independent Auditors’ Fees And Other Matters,” which section is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following are filed as part of this Annual Report on Form 10-K.
      1. Consolidated Financial Statements.
      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as a part of this Annual Report on Form 10-K.
      2. Consolidated Financial Statement Schedules.

      All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto
      3. Exhibits.
      The exhibits filed as a part of this Annual Report on Form 10-K are as follows:

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.

3	.1(2)	—	Restated Articles of Organization.

3.2		—	Amended and Restated By-laws.

4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4	.2(10)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.

10	.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.

10	.2(2)†	—	Applix, Inc. 1984 Stock Option Plan.

10	.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.

10	.4(6)†	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10	.6(14)	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.

10	.7(14)	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.

10	.8(14)	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.

10	.9(11)†	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.

10	.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10	.11(12)†	—	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003.

10	.12(13)†	—	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003.

10	.13(13)†	—	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003.

10	.14(14)	—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.

10	.15(14)	—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.
10	.16(14)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.

10	.17(9)†	—	Applix, Inc. 2003 Director Equity Plan.

10	.18(15)†	—	Retention Agreement between the Registrant and Michael Morrison, dated as of June 1, 2004.

10	.19(15)†	—	Applix, Inc. 2004 Equity Incentive Plan.

10	.20(15)†	—	Form of Incentive Stock Option Agreement for the 2004 Equity Incentive Plan.

10	.21(15)†	—	Form of Nonstatutory Stock Option Agreement for the 2004 Equity Incentive Plan.

10	.22(16)†	—	Summary of 2004 Management Incentive Compensation Plan.

10	.23(16)†	—	Form of Stock Option Agreement for 2003 Director Equity Plan.

10	.24†	—	Summary of Compensation Policy for Directors of Applix, Inc.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

9.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2003.

10.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A, as filed with the Commission on March 4, 2004.

11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as originally filed with the Commission on March 31, 2003.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

13.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

14.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

15.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the Commission on August 13, 2004.

16.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

†	Management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 31, 2005 by the undersigned, thereunto duly authorized.

Applix, Inc.

By:	/s/ David C. Mahoney

David C. Mahoney
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Mahoney David C. Mahoney	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ Milton A. Alpern Milton A. Alpern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ John D. Loewenberg John D. Loewenberg	Chairman of the Board of Directors	March 31, 2005

/s/ Bradley D. Fire Bradley D. Fire	Director	March 31, 2005

/s/ Peter Gyenes Peter Gyenes	Director	March 31, 2005

/s/ Alain J. Hanover Alain J. Hanover	Director	March 31, 2005

/s/ Charles F. Kane Charles F. Kane	Director	March 31, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Applix, Inc.:
      We have audited the accompanying consolidated balance sheets of Applix, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applix, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 31, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Applix, Inc.
      We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of Applix, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Applix, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 7, 2003, except for Note 12,
as to which the date is March 17, 2003,
and Note 9, as to which the date is May 12, 2003

APPLIX, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands, except share and per share amounts)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$15,924	$9,241
Accounts receivable, less allowance for doubtful accounts of $227 and $252, respectively	6,171	5,715
Other current assets	1,207	2,125
Deferred tax assets	496	—

Total current assets	23,798	17,081
Restricted cash	400	817
Property and equipment, net	580	973
Capitalized software costs, net of accumulated amortization of $1,840 and $1,575, respectively	—	265
Other assets	687	843
Intangible assets, net of accumulated amortization of $938 and $688, respectively	562	812
Goodwill	1,158	1,158

TOTAL ASSETS	$27,185	$21,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$795	$1,083
Accrued expenses	5,177	6,657
Accrued restructuring expenses, current portion	112	3,400
Deferred revenues	8,421	8,060

Total current liabilities	14,505	19,200
Accrued restructuring expenses, long term portion	261	—
Other long term liabilities	181	494
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,290,584 and 13,220,950 shares issued, respectively, and 14,290,584 and 12,863,323 shares outstanding, respectively	36	33
Additional paid-in capital	54,348	50,497
Accumulated deficit	(40,673)	(45,375)
Accumulated other comprehensive loss	(1,473)	(1,539)

	12,238	3,616
Less: treasury stock, 0 and 357,627 shares at cost, respectively (Note 6)	—	(1,361)

Total stockholders’ equity	12,238	2,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,185	$21,949

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

	2004	2003	2002

Revenues:
Software license	$16,228	$13,222	$16,050
Professional services and maintenance	14,687	14,133	20,546

Total revenues	30,915	27,355	36,596
Cost of revenues:
Software license	427	1,850	2,040
Professional services and maintenance	3,612	5,270	9,989

Total cost of revenues	4,039	7,120	12,029

Gross margin	26,876	20,235	24,567
Operating expenses:
Sales and marketing (includes $23 of stock-based compensation for the year ended December 31, 2003)	10,588	10,747	15,311
General and administrative (includes $60 and $267 of stock based compensation for the years ended December 31, 2004 and December 31, 2003, respectively)	6,217	7,653	5,249
Product development	4,785	5,512	5,699
Restructuring expense	577	3,238	381
Compensation expenses and amortization of acquired intangible asset	250	833	2,405
Write down of notes receivable	—	—	964

Total operating expenses	22,417	27,983	30,009

Operating income (loss)	4,459	(7,748)	(5,442)
Non-operating income (expenses):
Interest and other income (expense), net	313	933	(47)
Net (loss) gain from sale of subsidiary (Note 11)	—	(164)	141
Net gain from sale of CRM business (Note 12)	261	7,910	—

Income (loss) before taxes	5,033	931	(5,348)
Provision for income taxes	(225)	(764)	(222)

Income (loss) from continuing operations	4,808	167	(5,570)
Discontinued operations:
Loss from discontinued operations	(106)	(177)	(204)

Net income (loss)	$4,702	$(10)	$(5,774)

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.34	$0.01	$(0.46)
Continuing operations, diluted	$0.31	$0.01	$(0.46)
Discontinued operations	(0.01)	(0.01)	(0.02)

Net income (loss) per share, basic	$0.33	$(0.00)	$(0.47)
Net income (loss) per share, diluted	$0.30	$(0.00)	$(0.47)

Weighted average number of shares outstanding:
Basic	14,038	12,601	12,223
Diluted	15,482	13,197	12,223
See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share amounts)

					Notes
				Accumulated	Receivable
		Additional		Other	from Stock		Total
	Common	Paid-In	Accumulated	Comprehensive	Purchase	Treasury	Stockholders’
	Stock	Capital	Deficit	(Loss) Income	Agreement	Stock	Equity

Balance, January 1, 2002	$31	$49,212	$(39,591)	$(503)	$(1,120)	$(1,077)	$6,952
Stock issued under stock plans (355,080 shares)	1	388					389
Write down of notes receivable					1,120	(284)	836
Net loss			(5,774)				(5,774)
Foreign currency exchange translation adjustment				16			16

Comprehensive loss							(5,758)

Balance, December 31, 2002	32	49,600	(45,365)	(487)	—	(1,361)	2,419
Stock issued under stock plans (549,573 shares)	1	897					898
Net loss			(10)				(10)
Foreign currency exchange translation adjustment				(1,052)			(1,052)

Comprehensive loss							(1,062)

Balance, December 31, 2003	33	50,497	(45,375)	(1,539)	—	(1,361)	2,255
Stock issued under stock plans (769,367 shares)	2	1,993					1,995
Sale of common stock to affiliates (657,894 shares)	2	2,987					2,989
Executive loans settlement		179				52	231
Elimination of treasury shares	(1)	(1,308)				1,309	—
Net income			4,702				4,702
Foreign currency exchange translation adjustment				66			66

Comprehensive income							4,768

Balance, December 31, 2004	$36	$54,348	$(40,673)	$(1,473)	$—	$—	$12,238

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,702	$(10)	$(5,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	573	941	1,097
Amortization	515	1,445	1,387
Net gain on sale of CRM business	(261)	(7,910)	—
Loss on disposal of property and equipment	99	—	—
Net loss (gain) on sale of subsidiary	—	164	(141)
Non-cash restructuring expenses	—	50	—
Write down of notes receivable	—	—	964
Non-cash stock compensation expense	60	290	—
Deferred income taxes	(496)	—	(131)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(144)	1,048	(1,358)
Sale of accounts receivables	—	—	2,323
Decrease (increase) in other assets	955	(909)	(558)
Decrease in restricted cash	417	117	117
(Decrease) increase in accounts payable	(309)	(1,243)	182
(Decrease) increase in accrued expenses	(1,612)	(1,530)	2,156
(Decrease) increase in accrued restructuring expenses	(3,027)	3,279	(695)
(Decrease) increase in other liabilities	(304)	9	—
Increase (decrease) in deferred revenue	385	(10)	2,247

Cash provided by (used in) operating activities	1,553	(4,269)	1,816
Cash flows from investing activities:
Property and equipment expenditures	(321)	(194)	(680)
Capitalized software costs	—	—	(1,553)
Net proceeds from CRM sale	—	5,263	—
Proceeds (payments) from sale of subsidiary	195	(145)	362

Cash (used in) provided by investing activities	(126)	4,924	(1,871)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,935	898	389
Proceeds from issuance of common stock to affiliate	2,989	—	—
Proceeds from settlement of executive loans	231	—	—
Payment on short-term borrowing	—	(237)	(368)
Proceeds from short-term borrowing	—	—	237

Cash provided by financing activities	5,155	661	258
Effect of exchange rate changes on cash	101	(464)	(42)

Increase in cash and cash equivalents	6,683	852	161
Cash and cash equivalents at beginning of period	9,241	8,389	8,228

Cash and cash equivalents at end of period	$15,924	$9,241	$8,389

Supplemental disclosure of cash flow information
Cash paid for income tax	$949	$574	$319
See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY
      Applix, Inc. (the “Company”) is a global provider of Business Intelligence (“BI”) and Business Performance Management (“BPM”) solutions, focused on interactive planning, budgeting and analytics, as well as financial reporting, which includes Applix TM1 and related modules. The Company’s products represent one principal business segment, which the Company reports as its continuing operations.
      Historically, the Company also provided customer relationship management (“CRM”) software solutions. The Company sold certain assets relating to its CRM software solutions (the “CRM Business”) in the first quarter of 2003 (See Note 12). The Company’s operating results reflect the CRM Business up through the sale of the business, which occurred on January 21, 2003, followed by a March 17, 2003 closing of certain assets relating to the German CRM operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
      The consolidated financial statements include the accounts of Applix, Inc. and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
      The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, capitalized software costs and their realizability, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company uses the residual method under SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method, the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.
      As part of an arrangement, end-user customers typically purchase maintenance contracts and in certain instances, professional services. Maintenance services include telephone and Web based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. Therefore, professional services are deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, training, building simple interfaces and running test data.
      In instances where the services are deemed to be essential to the functionality of the software, both license and service revenues are recognized together on a percentage of completion basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.
      Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is typically one year, based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when maintenance is sold separately, which is typically the contract’s renewal rate.
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
      Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right to refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company considers that this warranty provision is not an acceptance provision and therefore accounts for it as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.
      At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the payment terms granted to the customer. For end-user customers and indirect channel partners, the Company’s typical payment terms are due within 30 days of the invoice date. However, in those cases where payment terms are greater than 30 days, the Company does not recognize revenue from the arrangement fee unless the payment is due within 90 days. If the payment terms for the arrangement are considered extended (greater than 90 days), the Company defers revenue under these arrangements and such revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due.
      In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $864,000, $705,000 and $570,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid investments, including money market accounts, with an original maturity of three months or less at time of purchase. Cash and cash equivalents are carried at amortized cost, which approximates their fair value. Cash equivalents totaled $15,924,000 and $9,241,000 at December 31, 2004 and 2003, respectively.
      Restricted cash of $400,000 and $817,000 at December 31, 2004 and 2003, respectively, represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts.

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company performs continuing credit evaluations of its customers’ financial condition, and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. An allowance for doubtful accounts is provided for customer accounts receivable, for which management believes may not be collected due to uncertainty regarding the customer’s financial solvency.
      The following table of qualifying accounts provides a rollforward of the allowance for doubtful accounts for each of the years ended December 31, (in thousands):

	2004	2003	2002

Balance, beginning of year	$252	$2,098	$1,446
Bad debt expense	79	15	1,198
Write-offs of accounts	(104)	(1,861)	(546)

Balance, end of year	$227	$252	$2,098

Property and Equipment
      Property and equipment are recorded at cost. Assets are depreciated by use of the straight-line and double declining balance methods over the estimated useful lives of the related assets (2 to 6 years) as detailed below. Assets financed under a capital lease are depreciated by the straight-line method over the shorter of their respective useful lives or the lease term.

	Estimated
	Useful Life
Asset Type	(In Year)

Office furniture	6
Leasehold improvement	5	(or life of lease, whichever is shorter	)
Equipment	3
Computer equipment	3
Software	2

	December 31,

	2004	2003

	(In thousands)
Property and equipment:
Computer equipment and software	$1,849	$11,064
Furniture, equipment and leasehold improvements	1,241	2,340

	$3,090	$13,404
Less: accumulated depreciation and amortization	(2,510)	(12,431)

	$580	$973

      During the fourth quarter of 2004, the Company performed a physical inventory of its fixed assets after the discovery that certain of its fully depreciated fixed assets could not be located. As a result, the Company wrote down approximately $10 million of gross fixed assets and accumulated depreciation yielding a loss on disposal of property and equipment of approximately $99,000 which was recorded during the fourth quarter of 2004.

Product Development Costs
      Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company evaluates the net realizable value of capitalized software on an annual basis, relying on a number of factors including demand for a product, operating results, business plans and economic projections. In addition, the Company considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. The Company evaluates the net realizable value of its capitalized software based primarily on actual and forecasted sales and records a charge to write-down the carrying value if factors indicate that the carrying value will not be realizable.
      There were no software development costs that qualified for capitalization during the years ended December 31, 2003 or 2004. Amortization expense related to software development cost was $265,000, $1,195,000 (which includes $249,000 of write-down to its net realizable value), and $1,135,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in the cost of software license revenue. As of December 31, 2004, capitalized software development costs were fully amortized.

Goodwill and Intangible Assets
      The Company tests its goodwill for impairment annually or more frequently upon occurrence of certain events or circumstances. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), to its carrying amount. The fair value of the reporting unit at September 30, 2004 is estimated using the Market Value Approach. At September 30, 2004 and 2003, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value and, accordingly, no impairment adjustments have been recorded to date.
      Intangible assets, other than goodwill, are amortized on a straight-line basis over their estimated useful lives, typically 6 years. Intangible assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable based on expected undiscounted cash flows attributable to those assets. Should such undiscounted cash flows be less than the carrying value of the assets, an impairment charge would be recorded to adjust the carrying value to fair value. No impairment adjustments have been recorded to date.
      Amortization expense related to the Company’s sole intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $250,000 during 2004, 2003, and 2002. The estimated future annual amortization expense for this intangible asset remaining as of December 31, 2004 is as follows:

2005	$250,000
2006	$250,000
2007	$62,000

Income Taxes
      Deferred tax assets and liabilities are provided for differences between the financial reporting and tax bases of assets and liabilities and for loss and credit carryforwards and are measured using enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. A valuation

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance is established against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share
      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive net income (loss) is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential incremental common shares, determined through the application of the treasury stock method under SFAS No. 128 “Earnings Per Share” to the stock options outstanding during the period.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Numerator:
Income (loss) from continuing operations	$4,808	$167	$(5,570)
Loss from discontinued operations	(106)	(177)	(204)

Net income (loss)	$4,702	$(10)	$(5,774)

Denominator:
Denominator for basic net income (loss) per share — Weighted shares outstanding	14,038	12,601	12,223
Diluted effect of assumed exercise of stock options	1,444	596	—

Denominator for diluted net income (loss) per share	15,482	13,197	12,223

Basic net income (loss) per share
Continuing operations	$0.34	$0.01	$(0.46)
Discontinued operations	$(0.01)	$(0.01)	$(0.02)

Total net income (loss) per share	$0.33	$(0.00)	$(0.47)

Diluted net income (loss) per share
Continuing operations	$0.31	$0.01	$(0.46)
Discontinued operations	$(0.01)	$(0.01)	$(0.02)

Total net income (loss) per share	$0.30	$(0.00)	$(0.47)

      Common stock equivalents (stock options) of 554,905, 3,691,040, 3,173,982 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively,

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because these options were anti-dilutive as either the Company reported a net loss for the period or the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.

Foreign Currency Translation
      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss) within stockholders’ equity. The Company has determined that its intercompany payables and receivables balances with its foreign subsidiaries are short-term in nature and as a result, the Company re-measures these balances at each period end and records any related foreign currency gains and losses in its consolidated statements of operations. The short-term intercompany balances with its foreign subsidiaries are denominated in the British pound, the Euro, the Australian dollar, and the Swiss franc. For the years ended December 31, 2004, 2003 and 2002 foreign exchange net gains recorded in the consolidated statements of operations totaled $407,000, $945,000 and $285,000, respectively, primarily as a result of the strengthening Euro, British pound and Australian dollar against the U.S. dollar.
      The Company previously entered into foreign currency forward contracts that economically hedge gains and losses generated by the re-measurement of certain assets and liabilities denominated in a foreign currency. These foreign currency forward contracts were entered into in the ordinary course of business, and accordingly, were not speculative in nature. The Company would typically hedge intercompany and receivable balances for periods of 90 days or less. The changes in the fair value of these undesignated hedges are recognized in the statements of operations immediately as an offset to the changes in fair value of the asset or liability being hedged.
      The Company entered into one hedging contract in 2002 and did not have any open hedging contracts as of December 31, 2004 and 2003. For the year ended December 31, 2002 realized and unrealized gains and losses on these contracts were not material.

Comprehensive Income (Loss)
      Components of comprehensive income (loss) include net income (loss) and certain transactions that have been reported as a separate component of stockholders’ equity. Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense amounted to $62,000, $34,000, and $85,000 in 2004, 2003 and 2002, respectively.

Stock-Based Compensation
      The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. The Company currently accounts for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosure, the fair value of the Company’s stock-based awards to employees are estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	4	4	4
Expected stock price volatility	80.0%	83.5%	97.1%
Risk free interest rate	3.00%	2.61%	3.82%
      If compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts presented below (in thousands, except for share and per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$4,702	$(10)	$(5,774)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	60	290	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(1,291)	(2,370)	(2,258)

Pro forma net income (loss)	$3,471	$(2,090)	$(8,032)

Net income (loss) per share:
Basic — as reported	$0.33	$(0.00)	$(0.47)
Diluted — as reported	$0.30	$(0.00)	$(0.47)
Basic — pro forma	$0.25	$(0.17)	$(0.66)
Diluted — pro forma	$0.23	$(0.17)	$(0.66)
Weighted average number of shares outstanding:
Basic	14,038	12,601	12,223
Diluted	15,187	12,601	12,223

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of SFAS No. 123R and considering the valuation models available.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	DISCONTINUED OPERATIONS
      On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the years ended December 31, 2004, 2003 and 2002 included costs of $106,000, $177,000 and $204,000, respectively. These costs primarily relate to legal and accounting costs associated with winding down the VistaSource business in Europe.

4.	ACCRUED EXPENSES
      Accrued expenses at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Income taxes	$1,044	$748
Sales and value added taxes	844	2,351
Compensation and benefits	1,707	2,171
Other	1,582	1,387

Total	$5,177	$6,657

5.	INCOME TAXES
      Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2004	2003	2002

Domestic	$3,875	$(1,018)	$(6,183)
Foreign	1,158	1,949	835

Total	$5,033	$931	$(5,348)

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:
Federal and state	(98)	(128)	68
Foreign	819	892	285

Total Current	721	764	353

Deferred:
Federal and state	—	—	—
Foreign	(496)	—	(131)

Total Deferred	(496)	—	(131)

Total income tax provision	$225	$764	$222

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2004	2003

Net operating loss carryforwards	$9,572	$10,080
Accounts receivable	59	5
Accrued expenses	535	1,491
Accrued compensation and benefits	371	171
Software/fixed assets	80	137
Tax credit carryforwards	3,507	2,506
Deferred tax liability	(169)	(207)
Valuation allowance	(13,459)	(14,183)

Net deferred tax asset	$496	$—

      The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2004	2003	2002

U.S. federal statutory rate	$1,711	$(402)	$(1,818)
State and foreign current tax provision, net	743	(803)	(368)
Foreign deferred tax provision	(496)	—	—
Research and experimentation tax credit	—	—	(366)
Permanent items	32	24	16
Other	(206)	—	—
(Benefit from utilization of NOLs)Unbenefitted losses	(1,559)	1,945	2,758

Income tax provision	$225	$764	$222

      The Company had federal net operating loss carryforwards of approximately $21,030,000 and $24,800,000 at December 31, 2004 and 2003, respectively. The Company also had federal research tax credits of approximately $2,226,000 and $1,603,000 at December 31, 2004 and 2003, respectively. These net operating loss carryforwards and credits expire in various amounts through 2023.
      A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company established a valuation allowance for the full amount of the U.S. deferred tax asset due to the uncertainty of realization. The valuation allowance decreased during 2004, primarily due to the utilization of net operating loss carryforwards. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 would be allocated as follows (in thousands):

Reported in the statement of operations	$13,459
Reported in capital in excess of par	—

$13,459

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

Preferred Stock
      The Company has 1,000,000 authorized shares of Preferred Stock, $0.01 par value per share. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. As of December 31, 2004, none of the preferred stock was issued and outstanding.

Common Stock
      The Company has 30,000,000 authorized shares of Common Stock, $0.0025 par value per share. As of December 31, 2004 and 2003, 14,290,584 shares of common stock were issued and outstanding. As of December 31, 2003, 13,220,950 shares of common stock were issued and 12,863,323 were outstanding.
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

Treasury Stock
      Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminated the concept of “treasury shares.” Accordingly, at September 30, 2004, the Company redesignated its existing treasury shares, at an aggregate cost of approximately $1,309,000, as authorized but unissued shares and has allocated this amount to the common stock par value and additional paid-in capital.

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors of the Company. The rights expire on September 18, 2010 (the “Final Expiration Date”), but may be redeemed by the Company in whole, but not in part, for $0.001 per right (the “Redemption Price”), payable in cash or stock, at any time prior to (i) the tenth business day after the Stock Acquisition Date, or (ii) the Final Expiration Date. Immediately upon the action of the Board of Directors of the Company ordering redemption of the rights, the rights will terminate and the only right of the holders of the rights will be to receive the Redemption Price. The rights may also be redeemable following certain other circumstances specified in the Rights Agreement. Rights shall be issued (i) in respect of each new share of common stock issued after October 2, 2000 but prior to the earlier of the Distribution Date or the Final Expiration Date and (ii) in connection with the issuance or sale of common stock following the Distribution Date but prior to the Final Expiration Date upon the exercise of stock options or under any employee benefit plan or arrangement, or upon the exercise, conversion or exchange of securities, granted or issued by the Company prior to the Distribution Date.
      On February 27, 2004, the Company amended its Rights Agreement. The amendment provided that the Board member purchasing shares of common stock on that date, as described above, and any person or entity deemed to be affiliated or associated with him shall not be considered an “Acquiring Person”, as defined under the Rights Agreement, unless the board member together with affiliates become the beneficial owner of 20% or more of the shares of common stock of the Company then outstanding.

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
      On May 27, 2004, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) previously adopted by the Board of Directors in the first quarter of 2004. Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. The 2004 Plan is intended to replace the 1994 Plan, which expired by its terms on April 10, 2004. No additional stock awards were issued under the 1994 Plan after its expiration.
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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to activity under the various stock plans is as shown below:

		Options Outstanding

	Available for		Weighted Average
	Grant	Number	Exercise Price

Balance at December 31, 2001	989,931	3,661,600	$4.52

Additional authorized	150,000	—	—
Expiration of options under 1984 Plan and Sinper Plan	(534)	—	—
Options granted	(711,000)	711,000	$1.53
Options exercised	—	(14,214)	$1.42
Options cancelled	1,184,404	(1,184,404)	$3.94

Balance at December 31, 2002	1,612,801	3,173,982	$4.08

Additional authorized	300,000	—	—
Stock issued	(44,558)	—	—
Expiration of options under 1984 Plan and Sinper Plan	(12,580)	—	—
Options granted	(1,620,900)	1,620,900	$1.80
Options exercised	—	(269,424)	$1.46
Options cancelled	834,418	(834,418)	$3.31
Shares repurchased (treasury stock, at cost)	51,429	—	$—

Balance at December 31, 2003	1,120,610	3,691,040	$3.44

Additional authorized	1,000,000	—	—
Stock issued	(17,094)	—	—
Expiration of options	(906,178)	—	—
Options granted	(1,125,500)	1,125,500	$4.08
Options exercised	—	(617,915)	$2.64
Options cancelled	712,510	(712,510)	$7.50

Balance at December 31, 2004	784,348	3,486,115	$2.96

      Information regarding options outstanding and exercisable as December 31, 2004, under the various stock plans is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices

$ .61-$ .99	9,125	3.8	$0.82	6,375	$0.83
$1.00-$ 1.65	1,215,821	4.8	$1.51	584,419	$1.46
$1.66-$ 2.95	887,787	4.9	$2.07	315,945	$2.03
$2.96-$ 4.88	1,171,237	6.7	$4.18	241,166	$4.13
$4.89-$ 9.81	131,445	1.9	$5.71	122,632	$5.76
$9.82-$18.06	70,700	2.0	$14.22	70,700	$14.22

	3,486,115	5.3	$2.96	1,341,237	$3.14

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, 4,270,463 shares of common stock were reserved for future issuance under the stock plans, which include stock options outstanding and stock options available for future grant.
      At December 31, 2003 and 2002, there were 1,778,766 and 1,576,167 exercisable options, respectively with weighted average exercise prices of $4.90, and $5.21, respectively.
      The weighted average grant date fair values for options granted were $2.55, $1.03, and $1.09, in 2004, 2003, and 2002, respectively.

Employee Stock Purchase Plan
      On February 26, 2001, the Board of Directors adopted, and on May 4, 2001, the stockholders approved the Company’s Employee Stock Purchase Plan (2001 Plan), which authorized the issuance of up to 800,000 shares of common stock, allowing eligible employees to purchase common stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on either (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. On May 27, 2004, the stockholders approved an amendment to the 2001 Employee Stock Purchase Plan, previously adopted by the Board of Directors in the first quarter of 2004, increasing the total number of shares reserved for issuance by an additional 500,000 shares of common stock to an aggregate of 1,300,000 shares of common stock. During 2004, 134,358 shares were issued under the 2001 Plan and in 2003, 235,591 shares were issued under the 2001 Plan. At December 31, 2004, 491,727 shares were available for issuance under the 2001 Plan.

Notes Receivable from Stock Purchase Agreements
      In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchase of such shares was funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest on the promissory notes was calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sold any shares prior to July 31, 2005, the net proceeds from such sale would have become immediately due and payable without notice or demand. In the event the executive left the Company, voluntarily or for cause, the loan would have become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002. Certain of these loans had been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44”, for accounting purposes only the Company has characterized all of the notes as non- recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. During the year ended December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. In February 2004, the Company collected approximately $231,000 as part of the settlement of three of the outstanding executive loans. As of December 31, 2004 and 2003, there were no amounts reflected on the Company’s Consolidated Balance Sheets as owed on these notes for accounting purposes only. In February 2005, the Company collected approximately $892,000 as part of the repayment of the remaining outstanding executive loans.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFIT PLAN
      The Company has a defined contribution plan (401(k)) (the “Plan”), in which all full time employees are eligible to participate once they have attained 21 years of age. The Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employee contributions vest immediately while employer contributions vest fully after two years of employment. The Company’s matching contribution to the Plan was $117,000, $113,000, and $178,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

8.	MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATION
      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s business performance management and business intelligence software products (See Note 1). The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. Financial information provided to the Company’s chief operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. The Company had only one operating segment at December 31, 2004, 2003, and 2002.
      A summary of the Company’s operations by geographic locations for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

Geographic Segment Information	2004	2003	2002

Revenue from continuing operations
United States	$10,764	$8,991	$15,078
Europe	15,334	13,062	17,055
Pacific Rim	4,817	5,302	4,463

Total revenue from continuing operations	$30,915	$27,355	$36,596

      A summary of the Company’s long lived assets by geographic locations as of December 31, 2004 and 2003 is as follows (in thousands):

	At December 31, 2004

	Total	United States	Europe	Pacific Rim

Property and equipment, net	$580	$432	$137	$11
Other assets	687	6	681	—

	At December 31, 2003

	Total	United States	Europe	Pacific Rim

Property and equipment, net	$973	$773	$177	$23
Other assets	843	228	615	—

9.	ACQUISITION
      On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pac Rim region, for total cost of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000 and 100,000 shares of the Company’s common stock, which had a fair market value at the date of acquisition of $227,000. According to the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed and paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were being accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. The amounts that are recognized as expenses and accrued were translated into U.S. dollars from Australian dollars, resulting in foreign currency exchange fluctuations to the Company’s financial statements. Of these contingent payments, the Company made four cash payments totaling $2,536,000 in 2003 and four cash payments totaling $2,153,000 in 2002. For the years ended December 31, 2003 and 2002, the Company recorded compensation expense related to these contingent payments of $583,000 and $2,153,000, respectively.

10.	BANK CREDIT FACILITIES
      On March 19, 2004, the Company entered into two credit facilities, providing for lines of credit, with Silicon Valley Bank (“SVB”). The first facility, a domestic working capital line of credit, has an interest rate of prime plus 1.00% per annum and provides for borrowings of up to the lesser of (i) $2,000,000 or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The second facility, an equipment line of credit, has an interest rate of prime plus 1.50% per annum and provides for borrowings of up to $1,000,000. The two credit facilities expired on March 18, 2005. As of December 31, 2004, there were no amounts outstanding under these two credit facilities.

11.	SALE OF SUBSIDIARIES
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
      In the second quarter of 2004, the Company recorded a gain in other income of approximately $195,000 relating to the sale of its French subsidiary which occurred in the second quarter of 2001. The Company received $195,000 from the buyer, which was released from escrow upon completion of a tax audit.

12.	NET GAIN FROM SALE OF CRM BUSINESS
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
      iET paid $4,250,000 of the Purchase Price in cash at the initial closing and paid an additional $1,500,000 in cash on March 17, 2003 upon the completion of the closing of certain assets of the Company’s German subsidiary, Applix GmbH. During the period of the initial closing and completion of the Company’s German subsidiary closing, Applix GmbH continued to resell the CRM software products sold to iET, and to provide professional services and maintenance support under a reseller’s agreement between the Company and iET.
      The Company’s results for the twelve months ended December 31, 2003 included CRM license revenues of $253,000 and CRM professional services and maintenance revenues of $999,000.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recorded a net gain before tax of $7,910,000, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000. The purchase price was subject to certain post closing adjustments relating to the net working capital as set forth in the Asset Purchase Agreement between the Company and iET, dated January 21, 2003.
      During 2004, the Company reversed an accrual related to the sale of the CRM business as all remaining transaction costs and post-closing adjustments had been recorded. This reversal resulted in an increase of approximately $260,000 to the net gain from the sale of the CRM business. As of December 31, 2004, the Company does not anticipate any further adjustments relating to the sale of the CRM business.

13.	RESTRUCTURING EXPENSES
      In 2002, 2003 and 2004, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.
      In the second quarter of 2002, the Company adopted a plan of restructuring to reduce operating costs. The plan included the reduction of headcount of five non-management employees, four sales people and one administrative employee. The plan also included the closure of two foreign offices. As a result of the restructuring plan, the Company recorded a charge of $103,000 comprising of $74,000 for workforce reduction and $29,000 for office closures. The restructuring charge was fully paid as of December 31, 2002. Also, in the second quarter of 2002, the Company negotiated an early lease cancellation for a certain office lease for an amount less than the remaining lease obligation, which resulted in a credit of $140,000 relating to the 2001 restructuring charge.
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
      In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring charge for this space of $3,238,000. Restructuring charge included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of December 31, 2004.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accrued restructuring expenses, as well as the Company’s 2004 adjustments, payments and write-offs made against accruals are detailed as follows:

	Balance at			Balance at			Balance at
	January 1,	Restructuring		December 31,		Payments and	December 31,
	2003	Expenses	Reclass	2003	Adjustment	Write-Offs	2004

Facility exit costs	$—	$2,888,000	$162,000	$3,050,000	$—	$(3,050,000)	$—
Professional service fees	—	350,000	—	350,000	(27,000)	(323,000)	—

Total	$—	$3,238,000	$162,000	$3,400,000	$(27,000)	$(3,373,000)	$—

      In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company made the determination that it had no future use of or benefit from, certain space pertaining to its UK office lease which extends through 2010. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility.
      Restructuring charges accrued and unpaid as of December 31, 2004, including current and long term portions of $112,000 and $261,000, respectively, were as follows:

	Balance at			Balance at
	December 31,	Restructuring		December 31,
	2003	Expenses	Payments	2004

Facility exit costs	$—	$467,000	$(94,000)	$373,000
Other direct costs	—	137,000	(137,000)	—

Total	$—	$604,000	$(231,000)	$373,000

14.	RELATED PARTY TRANSACTIONS
      On December 29, 2003, the Company licensed its product to a customer whose Chief Executive Officer and President serves on the Company’s Board of Directors. The amount paid by this customer was $50,000, which also included first year’s maintenance. As of December 31, 2003, no amounts remained outstanding from the customer.
      For the years ended December 31, 2003 and 2002, software license revenues and cost of software license revenues included sales and royalty expenses incurred in connection with a reseller agreement between the Company and Beachware Pty Ltd (“Beachware”) whose owners were also employees of the Company. During 2003 and 2002 the Company recorded $810,000 and $686,000, respectively, in revenues and incurred royalty expenses of $514,000 and $405,000, respectively, related to Beachware product sales. As of December 31, 2003, royalties owed to Beachware were $176,000.
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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3,000,000. The board member and the other investor each purchased 328,947 shares of common stock. The purchase price of the shares was $4.56 per share, which represents the average of the last reported sales price per share of Applix common stock on the NASDAQ SmallCap Market over the five consecutive trading days ending February 26, 2004.

15.	NON-RECOURSE SALE OF RECEIVABLES
      The Company had a Non-Recourse Accounts Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with a certain bank, which allowed the Company from time to time to sell qualifying accounts receivable to the bank, in an aggregate amount of up to $2 million outstanding, at a purchase price equal to the balance of the accounts less a discount rate and a fee. During 2003, the Company did not sell any of its accounts receivables. The Receivable Purchase Agreement expired in January 2004 and has not been renewed.

16.	EXECUTIVE TERMINATION COSTS
      On February 27, 2003, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company agreed to pay the executive 15 months of salary and provide the executive certain medical benefits during the 15-month period after his termination. In addition, the Company forgave all outstanding principal and interest due under a Secured Promissory Note dated July 30, 2000 in the principal amount of $225,000, executed pursuant to the Company’s Executive Stock Loan Purchase Program. Pursuant to the Severance Agreement, the executive transferred to the Company 51,429 shares of the Company’s common stock, which were held by the Company in treasury as of December 31, 2003, which was stock the executive had purchased using the funds loaned to the executive pursuant to such Secured Promissory Note. During the first quarter of 2003, the Company recorded $356,000 in costs related to the termination of employment of the executive. The severance amounts were to be paid in 15 equal installments, and were fully paid as of December 31, 2004.
      In the second quarter of 2003, the Company entered into Severance Agreements with two executives. Pursuant to their agreements, the Company agreed to pay the executives their salary and provide the executives certain benefits including medical during their severance period. During the second quarter of 2003, the Company recorded $206,000 in costs related to the termination of the executives, and $103,000 in stock-based compensation related to modifications to stock awards to one of the executives. The severance amounts were paid in equal installments. In the third quarter, the Company recorded an adjustment of $37,000 for changes in the estimated severance amounts for one of these executives. There is no remaining unpaid balance as of December 31, 2004.

17.	COMMITMENTS AND CONTINGENCIES

Contingencies
      From time to time, the Company is subject to routine litigation and legal proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party to, that the Company believes could result in a material adverse impact on its consolidated results of operations or financial condition.
      On June 16, 2003, the Company announced that is was the subject of an investigation by the Securities and Exchange Commission related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter. In connection with this investigation, the Company is subject to indemnification obligations to certain former executives.
      The Company is currently undergoing an unclaimed abandoned property (“UAP”) audit by the Commonwealth of Massachusetts. During the fourth quarter of 2004, the Company recorded a provision of

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $300,000 based on its estimated exposure relating to the UAP audit. However, it is possible that additional provisions may be required in future periods if it becomes probable that the actual results from the ultimate disposition of the UAP audit differ from this estimate.

Indemnifications
      The Company has frequently agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.
      With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent or copyright of a third party. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain geography-based scope limitations, the right to replace or modify an infringing product, and the right to terminate the license and refund a portion of the original license fee within a defined period of time from the original licensing date if a remedy is not commercially practical. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign an agreement, pursuant to which the Company assigned the rights to its employees’ development work. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions.
      With respect to real estate lease agreements, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage which may occur at the leased premises, or to certain breaches of the Company’s contractual obligations. The term of these indemnification provisions generally survive the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications. The Company has never paid any amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments
      As of December 31, 2004, the Company had future cash commitments for the payments pertaining to its world-wide obligations under its non-cancelable leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

Operating Leases

(In thousands)
2005	$1,220
2006	972
2007	883
2008	905
2009	903
2010 and after	714

Total minimum lease payments	$5,597

      The Company incurred $1,338,000, $2,312,000, and $2,639,000 in rent expense for the years ended December 31, 2004, 2003, and 2002, respectively.

EXHIBIT INDEX

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.

3	.1(2)	—	Restated Articles of Organization.

3.2		—	Amended and Restated By-laws.

4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4	.2(10)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.

10	.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.

10	.2(2)†	—	Applix, Inc. 1984 Stock Option Plan.

10	.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.

10	.4(6)†	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10	.6(14)	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.

10	.7(14)	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.

10	.8(14)	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.

10	.9(11)†	—	Severance Agreement, dated February 27, 2003, between the Registrant and Alan Goldsworthy.

10	.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10	.11(12)†	—	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003.

10	.12(13)†	—	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003.

10	.13(13)†	—	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003.

10	.14(14)	—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.

10	.15(14)	—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.

10	.16(14)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.

10	.17(9)†	—	Applix, Inc. 2003 Director Equity Plan.

10	.18(15)†	—	Retention Agreement between the Registrant and Michael Morrison, dated as of June 1, 2004.

10	.19(15)†	—	Applix, Inc. 2004 Equity Incentive Plan.

10	.20(15)†	—	Form of Incentive Stock Option Agreement for the 2004 Equity Incentive Plan.

10	.21(15)†	—	Form of Nonstatutory Stock Option Agreement for the 2004 Equity Incentive Plan.

10	.22(16)†	—	Summary of 2004 Management Incentive Compensation Plan.

10	.23(16)†	—	Form of Stock Option Agreement for 2003 Director Equity Plan.

10	.24†	—	Summary of Compensation Policy for Directors of Applix, Inc.

21.1		—	Subsidiaries of the Registrant.

23.1		—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2		—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001, as originally filed with the Commission on April 1, 2002.

9.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2003.

10.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A, as filed with the Commission on March 4, 2004.

11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as originally filed with the Commission on March 31, 2003.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

13.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

14.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

15.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the Commission on August 13, 2004.

16.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

†	Management contract or compensatory plan.