Form 10-Q
period 2005-03-31
APPLIX INC /MA/
filed 2005-05-16
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of May 2, 2005, the Registrant had 14,615,422 outstanding shares of common stock.

APPLIX, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Applix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,362	$15,924
Short-term investments	2,976	—
Accounts receivable, less allowance for doubtful accounts of $266 and $227, respectively	4,412	6,171
Other current assets	1,217	1,207
Deferred tax assets	485	496

Total current assets	26,452	23,798
Restricted cash	400	400
Property and equipment, net	557	580
Other assets	679	687
Intangible asset, net of accumulated amortization of $1,000 and $938, respectively	500	562
Goodwill	1,158	1,158

TOTAL ASSETS	$29,746	$27,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$893	$795
Accrued expenses	4,999	5,177
Accrued restructuring expenses, current portion	77	112
Deferred revenues	8,816	8,421

Total current liabilities	14,785	14,505
Accrued restructuring expenses, long term portion	241	261
Other long term liabilities	157	181
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,615,422 and 14,290,584 shares issued and outstanding, respectively	36	36
Additional paid-in capital	56,126	54,348
Accumulated deficit	(40,062)	(40,673)
Accumulated other comprehensive loss	(1,537)	(1,473)

Total stockholders’ equity	14,563	12,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,746	$27,185

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Software license	$3,447	$3,767
Professional services and maintenance	4,201	3,616

Total revenues	7,648	7,383
Cost of revenues	981	1,229

Gross margin	6,667	6,154

Operating expenses:
Sales and marketing	3,395	2,513
Product development	1,151	1,326
General and administrative (includes $15 of stock-based compensation for the three months ended March 31, 2005 and 2004, respectively)	1,361	1,608
Amortization of an acquired intangible asset	63	63

Total operating expenses	5,970	5,510

Operating income	697	644
Non-operating (expense) income:
Interest and other (expense) income, net	(20)	147

Income before income taxes	677	791
Provision for income taxes	46	27

Income from continuing operations	631	764
Discontinued operations:
Loss from discontinued operations	(20)	(26)

Net income	$611	$738

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.04	$0.06
Continuing operations, diluted	$0.04	$0.05
Discontinued operations	$(0.00)	$(0.00)

Net income per share, basic	$0.04	$0.05
Net income per share, diluted	$0.04	$0.05
Weighted average number of shares outstanding:
Basic	14,456	13,466
Diluted	16,417	15,010

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$611	$738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	68	183
Amortization	63	195
Provision for doubtful accounts	45	41
Non-cash stock compensation expense	15	15
Changes in operating assets and liabilities:
Decrease in restricted cash	—	417
Decrease in accounts receivable	1,574	902
(Increase) decrease in prepaid and other current assets	(31)	111
Increase (decrease) in accounts payable	117	(5)
Decrease in accrued expenses	(47)	(659)
Decrease in accrued restructuring expenses	(55)	(3,096)
Decrease in other liabilities	(27)	(10)
Increase (decrease) in deferred revenues	547	(39)

Cash provided by (used in) operating activities	2,880	(1,207)
Cash flows from investing activities:
Property and equipment expenditures	(43)	(25)
Purchases of short-term investments	(2,976)	—

Cash used in investing activities	(3,019)	(25)
Cash flows from financing activities:
Proceeds from issuance of common stock to affiliate	—	3,000
Proceeds from issuance of common stock under stock plans	825	1,356
Proceeds from notes receivable	892	231

Cash provided by financing activities	1,717	4,587
Effect of exchange rate changes on cash	(140)	61

Increase in cash and cash equivalents	1,438	3,416
Cash and cash equivalents at beginning of period	15,924	9,241

Cash and cash equivalents at end of period	$17,362	$12,657

Supplemental disclosure of cash flow information
Cash paid for income tax	$170	$108

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

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The Company uses the residual method under SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s software license revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method, the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

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

     Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund. In very limited instances, the Company has granted the right of refund for an extended period if the arrangement is terminated because the product does not meet the Company’s published technical specifications, and the Company is unable to reasonably cure the nonconformity or defect. Generally, the Company considers that this warranty provision is not an acceptance provision and therefore accounts for it as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

     In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $121,000 and $245,000 for the three months ended March 31, 2005 and 2004, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments, including money market accounts, with a remaining maturity of three months or less at time of purchase. Cash and cash equivalents are carried at amortized cost, which approximates their fair value. Cash equivalents totaled $17,362,000 and $15,924,000 at March 31, 2005 and December 31, 2004, respectively.

     Restricted cash of $400,000 at March 31, 2005 and December 31, 2004 represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts.

Short-term Investments

     Short-term investments are classified as “available for sale” and recorded at market value using the specific identification method. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax effects. Realized gains or losses are determined based on the specific identified cost of the securities. Any unrealized losses that are considered to be “other than temporary” are charged immediately to the income statement.

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

     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$611	$738
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	15	15
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards, net of related tax effects	(448)	(591)

Pro forma net income	$178	$162

Net income per share:
Basic — as reported	$0.04	$0.05

Diluted — as reported	$0.04	$0.05

Basic — pro forma	$0.01	$0.01

Diluted — pro forma	$0.01	$0.01

Weighted average number of shares outstanding:
Basic	14,456	13,466
Diluted	15,898	14,591

     The fair value for stock option awards is estimated at the date of the grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	2005	2004
Expected life (years)	4	4
Expected stock price volatility	94.8%	81.7%
Risk free interest rate	3.57%	2.77%

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R was effective for the first interim or annual reporting period beginning after June 15, 2005.

     On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the required change until January 1, 2006. The Company is currently assessing the impact of SFAS No. 123R and considering the valuation models available; however, we anticipate that the adoption will significantly increase recorded compensation expense.

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

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except
	per share data)
Numerator:
Income from continuing operations	$631	$764
Loss from discontinued operations	(20)	(26)

Net income	$611	$738

Denominator:
Denominator for basic net income per share —
Weighted shares outstanding	14,456	13,466
Dilutive effect of assumed exercise of stock options	1,961	1,544

Denominator for diluted net income (loss) per share	16,417	15,010

Basic net income (loss) per share
Continuing operations	$0.04	$0.06
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.04	$0.05

Diluted net income (loss) per share
Continuing operations	$0.04	$0.05
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.04	$0.05

     Common stock equivalents (stock options) of 90,119 and 635,588 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.

4. Short-Term Investments

     The Company’s short-term investments were as follows:

		March 31, 2005
		(In thousands)
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Debt securities	$2,977	$—	$(1)	$2,976

Total	$2,977	$—	$(1)	$2,976

     As of March 31, 2005, all short-term investments mature in less than one year.

5. Comprehensive Income (Loss)

     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive loss includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on investments.

	Three Months Ended
	March 31,
	(In thousands)
	2005	2004
Net income	$611	$738
Other comprehensive loss	(64)	(61)

Total comprehensive income	$547	$677

6. Commitments and Contingencies

Contingencies

     From time to time, the Company is subject to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may be a party to, that the Company believes could have a material adverse impact on its consolidated results of operations or financial condition.

     On June 16, 2003, the Company announced that it was the subject of an investigation by the SEC related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter. In connection with this investigation, the Company is subject to indemnification obligations to certain former executives.

     The Company is currently undergoing an unclaimed abandoned property (“UAP”) audit by the Commonwealth of Massachusetts. During the fourth quarter of 2004, the Company recorded a provision of approximately $300,000 based on its estimated exposure relating to the UAP audit. However, it is possible that additional provisions may be required in future periods if it becomes probable that the actual results from the ultimate disposition of the UAP audit differ from this estimate.

7. Restructuring Expenses

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

     Restructuring charges accrued and unpaid at March 31, 2005, including current and long term portions of $77,000 and $241,000, respectively, were as follows:

	Balance at			Balance at
	December 31,	Restructuring		March 31,
	2004	Expenses	Payments	2005
Facility exit costs	$373,000	—	$(55,000)	$318,000

Total	$373,000	—	$(55,000)	$318,000

8. Discontinued Operations

     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended March 31, 2005 and 2004 included costs of $20,000 and $26,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.

9. Bank Credit Facility

     In April 2005, the Company renewed its credit facility, which provides for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The renewed credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and is in the aggregate principal amount of up to the lesser of: (i) $3,000,000; and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The facility will expire in March 2007.

10. Notes Receivable from Stock Purchase Agreements

     In September 2000, the Company sold 256,002 shares of common stock to certain company executives. The purchase of such shares was funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest on the promissory notes was calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sold any shares prior to July 31, 2005, the net proceeds from such sale would have become immediately due and payable without notice or demand. In the event the executive left the Company, voluntarily or for cause, the loan would have become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002. Certain of these loans had been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44”, for accounting purposes only, the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. During the year ended December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002. In February 2004, the Company collected approximately $231,000 as part of the settlement of three of the outstanding executive loans. As of December 31, 2004 and 2003, there were no amounts reflected on the Company’s Consolidated Balance Sheets as owed on these notes for accounting purposes only. In February 2005, the Company collected approximately $892,000 as part of the repayment of the remaining outstanding executive loans. The repayment was accounted for as an option exercise in accordance with the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.” As of March 31, 2005, there were no amounts outstanding for any of the executive loans.

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

     The Company sells its products through both a direct sales force and an expanding network of partners, both domestically and internationally. These partners provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. The Company continues to focus its efforts selling and marketing the licensing and maintenance of its products while increasing the engagement of partners to provide consulting services on the implementation and integration of its products.

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

     These policies are unchanged from those used to prepare the 2004 annual consolidated financial statements. For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, to Note 2 to the consolidated financial statements for the year ended December 31, 2004, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Revenues

	Three Months Ended March 31,
		Percent		Percent
		of		of
	2005	Revenue	2004	Revenue
	(In thousands, except percentages)
Software License Revenues	$3,447	45%	$3,767	51%

Professional Services Revenues	466	6%	465	6%
Maintenance Revenues	3,735	49%	3,151	43%

Total Professional Services and Maintenance Revenues	4,201	55%	3,616	49%

Total Revenues	$7,648	100%	$7,383	100%

     Total revenues for the three months ended March 31, 2005 were $7,648,000, compared to $7,383,000 for the three months ended March 31, 2004. Total revenues for three months ended March 31, 2005 increased 4%, which includes the favorable impacts of foreign currency exchange rate fluctuations, from the same period in the prior year. When expressed at constant foreign currency exchange rates, total revenues were flat for the three months ended March 31, 2005 compared to the same period in the prior year.

Software License Revenues

     Software license revenues decreased by $320,000 to $3,447,000, or 45% of total revenues, for the three months ended March 31, 2005, from $3,767,000, or 51% of total revenues, for the three months ended March 31, 2004. The decrease in software license revenue resulted from several factors, including closure rates, competition on several larger deals and the need for more extensive proofs of concept, which have the effect of lengthening the sales cycles. The decrease in software license revenues was also attributable to the transitional impact from organizational changes in the North American sales operations made in the second half of 2004. The decrease was partially offset by favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase in software license revenues of approximately $100,000 for the three months ended March 31, 2005.

     Domestic license revenues decreased by $93,000 to $1,145,000 for the three months ended March 31, 2005 from $1,238,000 for the three months ended March 31, 2004. International license revenues decreased by $227,000 to $2,302,000 for the three months ended March 31, 2005 from $2,529,000 for the three months ended March 31, 2004.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARs”), independent distributors and sales agents.

Professional Services and Maintenance

     Professional services and maintenance revenues increased by 16% to $4,201,000 for the three months ended March 31, 2005 as compared to $3,616,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005, maintenance revenues increased $584,000 to $3,735,000, compared to $3,151,000 for the three months ended March 31, 2004, and professional services revenues were consistent at $466,000 for the three months ended March 31, 2005 compared to $465,000 for the three months ended March 31, 2004. The increase in maintenance revenue was primarily attributable to the increase in the customer installed base from the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in maintenance revenues was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to professional service and maintenance revenues of approximately $122,000 for the three months ended March 31, 2005. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.

Cost of Revenues

	Three Months Ended March 31,
	2005		2004
	(In thousands, except percentages)
Cost of Software License Revenues	$23		$206
Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	410		347
Cost of Maintenance Revenues	548		676

Total	958		1,023

Total Cost of Revenues	$981		$1,229

Gross Margin:		(A )		(A )

Software License	$3,424	99%	$3,561	95%
Professional Services and Maintenance:
Professional Services	56	12%	118	25%
Maintenance	3,187	85%	2,475	79%

Total	3,243	77%	2,593	72%

Total Gross Margin	$6,667	87%	$6,154	83%

(A) Gross margins calculated as a percentage of related revenues.

Cost of Software License Revenues

     Cost of software license revenues consist primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was less than 1% for the three months ended March 31, 2005 and 5% for the three months ended March 31, 2004. The decrease in these percentages and corresponding improvement in software license gross margin was primarily due to a decrease of $132,000 in the amortization of capitalized software development costs and a decrease of $29,000 in third-party software royalties paid by the Company for the three months ended March 31, 2005, compared to the same period in the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004.

Cost of Professional Services and Maintenance Revenues

     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues decreased by $65,000 to $958,000 for the three months ended March 31, 2005 from $1,023,000 for the three months ended March 31, 2004. Gross margin of professional services and maintenance revenues increased to 77% for the three months ended March 31, 2005 as compared to 72% for the three months ended March 31, 2004. The improvements in gross margins were primarily due to a change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues. The Company will continue to focus on the utilization of partners to deliver consulting services for product implementations and customization of its products.

Operating Expenses

	Three Months Ended March 31,
		Percent of		Percent of
	2005	Revenues	2004	Revenues
	(In thousands, except percentages)
Sales and marketing	$3,395	44%	$2,513	34%
Product development	1,151	15%	1,326	18%
General and administrative	1,361	18%	1,608	22%
Amortization of acquired intangible asset	63	1%	63	1%

Total operating expenses	$5,970	78%	$5,510	75%

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses increased $882,000 to $3,395,000 for the three months ended March 31, 2005 from $2,513,000 for the three months ended March 31, 2004. Sales and marketing expenses as a percentage of total revenues were 44% and 34% for the three months ended March 31, 2005 and 2004, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2005 was primarily due to an increase in staffing in sales and marketing, including the Company’s direct sales force and presales technical staff, as well as an increased investment in marketing programs, advertising and lead generation activities.

Product Development Expenses

     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed, and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. There were no software development costs that qualified for capitalization during the three months ended March 31, 2005 or 2004. Product development costs not meeting the requirements of capitalization are expensed as incurred.

     Product development expenses decreased $175,000 to $1,151,000 for the three months ended March 31, 2005 from $1,326,000 for the three months ended March 31, 2004. These expenses represent 15% of total revenues for the three months ended March 31, 2005, as compared to 18% of total revenues for the three months ended March 31, 2004. The decrease in product development expenses was primarily due to a slight decrease in staffing. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs (including costs under indemnification obligations to former executives) associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $247,000, to $1,361,000, or 18% of total revenues, for the three months ended March 31, 2005 from $1,608,000, or 22% of total revenues, for the three months ended March 31, 2004. The decrease was primarily due to lower legal costs associated with the SEC investigation and a reduction in allocated rent expense for three months ended March 31, 2005, resulting from the Company’s restructuring of its UK office lease in 2004. The Company will continue to closely monitor general and administrative costs.

Amortization of Acquired Intangible Asset

     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $63,000 for the three months March 31, 2005 and 2004. The amortization expense will continue to be ratably amortized through the first quarter of 2007.

Interest and Other (Expense) Income, Net

     Interest and other (expense) income, net consists primarily of interest income, interest expense and gains and losses on foreign currency exchange fluctuations.

     Interest and other (expense) income, net decreased to an expense of $20,000 for the three months ended March 31, 2005, as compared to income of $147,000 for the three months ended March 31, 2004. The decrease was mainly due to unfavorable foreign currency exchange rate fluctuations on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies, primarily the Company’s Australian intercompany balances, resulting in a net loss on foreign currency exchange of approximately $97,000 in the three months ended March 31, 2005 as compared to a net gain on foreign currency exchange of approximately $142,000 in the comparable period in 2004. This decrease was partially offset by an increase of approximately $73,000 in interest income for the three months ended March 31, 2005 as compared to the comparable period in 2004 due to higher interest rates earned on higher average cash and short-term investments balances.

Provision for Income Taxes

     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. For the three months ended March 31, 2005 and 2004, provisions for income taxes were $46,000 and $27,000, respectively. The effective tax rates were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $17,762,000 and $16,324,000 as of March 31, 2005 and December 31, 2004, respectively, which includes restricted cash of $400,000 as of each respective period. The Company’s days sales outstanding (“DSO”) in accounts receivable was 52 days as of March 31, 2005, compared with 59 days as of December 31, 2004.

     Cash provided by the Company’s operating activities was $2,880,000 for the three months ended March 31, 2005, compared to cash used in operating activities of $1,207,000 for the three months ended March 31, 2004. Cash provided by operating activities was primarily due to net income of $611,000, coupled with strong cash collections on its accounts receivable for the three months ended March 31, 2005.

     Cash used in investing activities totaled $3,019,000 for the three months ended March 31, 2005 compared to cash used in investing activities of $25,000 for the three months ended March 31, 2004. Cash used in investing activities consisted primarily of the Company’s purchase of approximately $2,976,000 of short-term investments during the three months ended March 31, 2005.

     Cash provided by financing activities totaled $1,717,000 for the three months ended March 31, 2005, which consisted of $825,000 of proceeds received from the issuance of stock under the Company’s stock plans and $892,000 of proceeds from the repayment of notes receivable. This compares to total cash provided in financing activities of $4,587,000 for the three months ended March 31, 2004, which consisted of proceeds of $3,000,000 from the Company’s sale of its common stock, at fair market value, to a member of the Company’s Board of Directors, along with another investor who is related to the Board member, $1,356,000 from the issuance of stock under the Company’s stock plans and $231,000 from the repayment of notes.

     Cash paid for income taxes by the Company was $170,000 and $108,000 for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due an increase in federal income taxes paid.

     In April 2005, the Company renewed its credit facility, which provides for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The renewed credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and is in the aggregate principal amount of up to the lesser of: (i) $3,000,000; and (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The facility will expire in March 2007.

     The Company has contractual obligations for capital leases, operating leases and purchase obligations that were summarized in a table of Contractual Obligations set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the contractual obligations of the Company, outside of the ordinary course of the Company’s business, since December 31, 2004.

     The Company does not have any off-balance sheet financing or unconsolidated special purpose entities.

     For the three months ended March 31, 2005 and the year ended December 31, 2004, the Company achieved operating profitability and generated positive operating cash flow. The Company, however, incurred operating losses and negative cash flows for the last several years prior to 2004. As of March 31, 2005, the Company had an accumulated deficit of $40.1 million. Management’s plans include increasing revenues and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the SVB credit facility. The availability of borrowings under the Company’s credit facility is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the

Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

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

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.

     Although we were profitable in the first quarter of 2005 and 2004, we incurred losses from continuing operations for the last several years prior to 2004. We could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. There can be no assurance that we will continue to achieve a profitable level of operations in the future.

     We believe, based upon our current business plan, that our current cash, cash equivalents and short-term investments, funds expected to be generated from operations and available credit lines should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. If we elect to raise additional operating funds, such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.

IF WE DO NOT INTRODUCE NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER.

     The business performance management and business intelligence markets, including interactive planning, budgeting and analytics are characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS CAN BE LENGTHY, IT IS DIFFICULT FOR US TO PREDICT WHEN OR WHETHER A SALE WILL BE MADE.

     The timing of our revenue is difficult to predict in large part due to the length and variability of the sales cycle for our products. Companies often view the purchase of our products as a significant and strategic decision. As a result, companies tend to take significant time and effort evaluating our products. The amount of time and effort depends in part on the size and the complexity of the deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three to six months. During this time, we may incur substantial sales and marketing expenses and expend significant management efforts. We do not recoup these investments if the prospective customer does not ultimately license our product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. For the three months ended March 31, 2005, the Company recorded a net loss on foreign exchange of approximately $97,000 in its Consolidated Statement of Operations, primarily due to unfavorable movements in the Australian dollar exchange rate. Based on foreign currency exposures existing at March 31, 2005, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $658,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.

     At March 31, 2005, the Company held $17,362,000 in cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures deigned to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Rider 23

     On April 14, 2005, the Company renewed its credit facility relating to domestic working capital, which provides for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The renewed credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and is in the aggregate principal amount of up to the lesser of: (i) $3,000,000 and (ii) an amount based upon a percentage of the Company’s qualifying domestic accounts receivable. The facility will expire in March 2007.

     The foregoing description of the credit facility is qualified in its entirety by reference to the First Loan Modification Agreement, which is attached hereto as Exhibit 10.25 and by by reference to the Loan and Security Agreement which is attached as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, both of which are incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit
Number	Description
10.25	First Loan Modification Agreement, dated April 14, 2005 between the Registrant and Silicon Valley Bank.

10.26	Summary of 2005 Management Incentive Plan for Executive Officers of Applix, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: May 16, 2005	/s/ Milton A. Alpern

Milton A. Alpern
Chief Financial Officer and Treasurer (Duly
Authorized Officer and Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.25	First Loan Modification Agreement, dated April 14, 2005 between the Registrant and Silicon Valley Bank.

10.26	Summary of 2005 Management Incentive Plan for Executive Officers of Applix, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.