Form 10-Q
period 2005-06-30
APPLIX INC /MA/
filed 2005-08-12
CIK 932112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(508) 870-0300
(Registrant’s telephone number)
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of August 4, 2005, the Registrant had 14,733,144 outstanding shares of common stock.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2005
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,448	$15,924
Short-term investments	2,880	—
Accounts receivable, less allowance for doubtful accounts of $299 and $227, respectively	5,247	6,171
Other current assets	1,102	1,207
Deferred tax assets	460	496

Total current assets	28,137	23,798
Restricted cash	500	400
Property and equipment, net	637	580
Other assets	645	687
Intangible asset, net of accumulated amortization of $1,062 and $938, respectively	438	562
Goodwill	1,158	1,158

TOTAL ASSETS	$31,515	$27,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,188	$795
Accrued expenses	5,737	5,177
Accrued restructuring expenses, current portion	46	112
Deferred revenues	8,051	8,421

Total current liabilities	15,022	14,505
Accrued restructuring expenses, long term portion	217	261
Other long term liabilities	133	181
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,657,372 and 14,290,584 shares issued and outstanding, respectively	37	36
Additional paid-in capital	56,196	54,348
Accumulated deficit	(38,364)	(40,673)
Accumulated other comprehensive loss	(1,726)	(1,473)

Total stockholders’ equity	16,143	12,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,515	$27,185

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Software license	$5,026	$3,692	$8,473	$7,459
Professional services and maintenance	4,406	3,571	8,607	7,187

Total revenues	9,432	7,263	17,080	14,646
Cost of revenues	1,021	1,128	2,002	2,357

Gross margin	8,411	6,135	15,078	12,289

Operating expenses:
Sales and marketing	3,915	2,645	7,310	5,158
Product development	1,294	1,229	2,445	2,555
General and administrative (includes $15 of stock-based compensation for the three months ended June 30, 2005 and 2004, respectively, and $30 of stock-based compensation for the six months ended June 30, 2005 and 2004, respectively)	1,406	1,488	2,767	3,096
Restructuring	—	(27)	—	(27)
Amortization of an acquired intangible asset	62	62	125	125

Total operating expenses	6,677	5,397	12,647	10,907

Operating income	1,734	738	2,431	1,382
Non-operating income (expense):
Interest and other income (expense), net	114	(181)	94	(34)

Income before income taxes	1,848	557	2,525	1,348
Provision for income taxes	120	88	166	115

Income from continuing operations	1,728	469	2,359	1,233
Discontinued operations:
Loss from discontinued operations	(30)	(18)	(50)	(44)

Net income	$1,698	$451	$2,309	$1,189

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.12	$0.03	$0.16	$0.09
Continuing operations, diluted	$0.11	$0.03	$0.14	$0.08
Discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income per share, basic	$0.12	$0.03	$0.16	$0.09
Net income per share, diluted	$0.11	$0.03	$0.14	$0.08
Weighted average number of shares outstanding:
Basic	14,627	14,157	14,542	13,812
Diluted	16,129	15,724	16,284	15,382
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,309	$1,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	143	340
Amortization	125	390
Provision for doubtful accounts	90	(26)
Deferred gain on sale of subsidiary	—	(195)
Non-cash stock compensation expense	30	30
Non-cash restructuring credit	—	(27)
Changes in operating assets and liabilities:
Decrease in accounts receivable	467	1,476
Decrease in prepaid and other current assets	56	132
Increase in other assets	(5)	—
Increase in accounts payable	327	294
Increase (decrease) in accrued expenses	761	(861)
Decrease in accrued restructuring expenses	(110)	(3,400)
Decrease in other liabilities	(55)	(31)
Decrease in deferred revenues	(31)	(733)

Cash provided by (used in) operating activities	4,107	(1,422)
Cash flows from investing activities:
Property and equipment expenditures	(65)	(173)
Proceeds from sale of subsidiary	—	195
(Increase) decrease in restricted cash	(100)	417
Purchases of short-term investments	(4,530)	—
Sales of short-term investments	1,650	—

Cash (used in) provided by investing activities	(3,045)	439
Cash flows from financing activities:
Proceeds from issuance of common stock to affiliate	—	3,000
Proceeds from issuance of common stock under stock plans	897	1,494
Proceeds from notes receivable	892	232

Cash provided by financing activities	1,789	4,726
Effect of exchange rate changes on cash	(327)	191

Increase in cash and cash equivalents	2,524	3,934
Cash and cash equivalents at beginning of period	15,924	9,241

Cash and cash equivalents at end of period	$18,448	$13,175

Supplemental disclosure of cash flow information
Cash paid for income tax	$252	$408

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
     Applix, Inc. (the “Company”) is a global provider of Business Performance Management (“BPM”) and Business Intelligence (“BI”) solutions, focused on interactive planning, budgeting and analytics, as well as financial reporting, which includes Applix TMI and related modules. The Company’s products represent one principal business segment, which the Company reports as its continuing operations.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Use of Estimates
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of fixed assets, intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.
Reclassifications
     Changes in restricted cash balances of $100,000 and $(417,000) have been reported as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 respectively. Cash flows resulting from changes in restricted cash balances had previously been reported as cash flows from operating activities. The $417,000 decrease for the six months ended June 30, 2004, has been reclassified to conform with the current presentation.
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
     In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer, (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Revenue recorded for amounts collected by the Company and remitted to the indirect channel partners for such renewals aggregated $98,000 and $258,000 for the three months ended June 30, 2005 and 2004, respectively, and $219,000 and $502,000 for the six months ended June 30, 2005 and 2004, respectively.
Cash and Cash Equivalents
     Cash and cash equivalents include all highly liquid investments, including money market accounts, with a remaining maturity of three months or less at time of purchase. Cash and cash equivalents are carried at amortized cost, which approximates their fair value. Cash and cash equivalents totaled $18,448,000 and $15,924,000 at June 30, 2005 and December 31, 2004, respectively.

     At June 30, 2005 and December 31, 2004, $400,000 of restricted cash represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts.
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
     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$1,698	$451	$2,309	$1,189
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	15	15	30	30
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards, net of related tax effects	(407)	(172)	(855)	(744)

Pro forma net income	$1,306	$294	$1,484	$475

Net income per share:
Basic — as reported	$0.12	$0.03	$0.16	$0.09

Diluted — as reported	$0.11	$0.03	$0.14	$0.08

Basic — pro forma	$0.09	$0.02	$0.10	$0.03

Diluted — pro forma	$0.08	$0.02	$0.09	$0.03

Pro forma weighted average number of shares outstanding:
Basic	14,627	14,157	14,542	13,812
Diluted	15,747	15,270	15,747	14,949
     The fair value for stock option awards is estimated at the date of the grant, using a Black-Scholes option-pricing model, assuming no dividends as well as the following assumptions:

	2005	2004
Expected life (years)	4	4
Expected stock price volatility	89.9%	79.4%
Risk free interest rate	3.90%	3.47%
     New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R was scheduled to become effective for the first interim or annual reporting period beginning after June 15, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except
	per share data)
Numerator:
Income from continuing operations	$1,728	$469	$2,359	$1,233
Loss from discontinued operations	(30)	(18)	(50)	(44)

Net income	$1,698	$451	$2,309	$1,189

Denominator:
Denominator for basic net income per share —
Weighted average shares outstanding	14,627	14,157	14,542	13,812
Dilutive effect of assumed exercise of stock options	1,502	1,567	1,742	1,570

Denominator for diluted net income (loss) per share	16,129	15,724	16,284	15,382

Basic net income (loss) per share
Continuing operations	$0.12	$0.03	$0.16	$0.09
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Total net income per share	$0.12	$0.03	$0.16	$0.09

Diluted net income (loss) per share
Continuing operations	$0.11	$0.03	$0.14	$0.08
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Total net income per share	$0.11	$0.03	$0.14	$0.08

     Common stock equivalents (stock options) of 180,645 and 632,020 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively, and 146,325 and 630,042 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2005 and 2004, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.
4. Short-Term Investments

     The Company’s short-term investments were as follows:

		June 30, 2005
		(In thousands)
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Debt securities	$2,882	$—	$(2)	$2,880

Total	$2,882	$—	$(2)	$2,880

     As of June 30, 2005, all short-term investments mature in less than one year.
5. Comprehensive Income (Loss)
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive (loss) income includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on investments.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Net income	$1,698	$451	$2,309	$1,189
Other comprehensive (loss) income	(189)	443	(253)	382

Total comprehensive income	$1,509	$894	$2,056	$1,571

6. Commitments and Contingencies
     Contingencies
     From time to time, the Company is subject to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may be a party, that the Company believes could have a material adverse effect on its consolidated results of operations or financial condition.
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
7. Restructuring Expenses
     In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use and made the determination that it had no future use for and benefit from certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the vacated space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. In connection with the restructuring plan, the Company recorded a restructuring expense for this space of $3,238,000. The restructuring expense included a $3,000,000 fee paid to the landlord for the vacated space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, adjusted transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of June 30, 2004.
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
     Restructuring charges accrued and unpaid at June 30, 2005, including current and long term portions of $46,000 and $217,000, respectively, were as follows:

	Balance at			Balance at
	December 31,	Restructuring		June 30,
	2004	Expenses	Payments	2005
Facility exit costs	$373,000	—	$(110,000)	$263,000

Total	$373,000	—	$(110,000)	$263,000

8. Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended June 30, 2005 and 2004 included costs of $30,000 and $18,000, respectively, and $50,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.
9. Stockholders’ Equity
     On June 9, 2005, the stockholders approved an amendment to the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,000,000 to 2,000,000 shares of common stock.
10. Deferred Gain
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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and 2004
Revenues

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Software License Revenues	$5,026	53%	$3,692	51%	$8,473	50%	$7,459	51%

Professional Services Revenues	544	6%	356	5%	1,010	6%	821	6%
Maintenance Revenues	3,862	41%	3,215	44%	7,597	44%	6,366	43%

Total Professional Services and Maintenance Revenues	4,406	47%	3,571	49%	8,607	50%	7,187	49%

Total Revenues	$9,432	100%	$7,263	100%	$17,080	100%	$14,646	100%

     Total revenues for the three months ended June 30, 2005 were $9,432,000, compared to $7,263,000 for the three months ended June 30, 2004. The increase in total revenues was due to an increase of $1,334,000 in software license revenues, coupled with an increase of $835,000 in professional services and maintenance revenues. Total revenues for the six months ended June 30, 2005 were $17,080,000 as compared to $14,646,000 for the six months ended June 30, 2004. Total revenues for three and six months ended June 30, 2005 increased 30% and 17%, respectively, from the same periods in prior year, which includes the favorable impacts of foreign currency exchange rate fluctuations.
Software License Revenues
     Software license revenues increased by $1,334,000 to $5,026,000, representing 53% of total revenues, for the three months ended June 30, 2005, from $3,692,000, representing 51% of total revenues, for the three months ended June 30, 2004. For the six months ended June 30, 2005, software license revenues increased by $1,014,000 to $8,473,000, or 50% of total revenues, from $7,459,000, or 51% of total revenues, for the same period of 2004. The increase in software license revenues was attributable to the organizational changes in the North American sales operations made in the second half of 2004 which resulted in the strengthening our worldwide field operations and securing new customers, domestically and internationally. The increase was also partially attributable to the renegotiation of an existing reseller’s agreement for the distribution of the Company’s products, primarily in South America and Mexico. This resulted in approximately an additional $400,000 of software license revenue in the quarter ended June 30, 2005. Finally, the increase was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase in software license revenues of approximately $137,000 and $244,000 for the three and six months ended June 30, 2005, respectively.
     Domestic license revenues increased by $694,000 to $1,858,000 for the three months ended June 30, 2005 from $1,164,000 for the same period of 2004. International license revenues increased by $640,000 to $3,168,000 for the three months ended June 30, 2005 from $2,528,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, domestic license revenues increased by $601,000 to $3,003,000 from $2,402,000 for the same period of 2004. International license revenues increased by $413,000 to $5,470,000 for the six months ended June 30, 2005 from $5,057,000 for the six months ended June 30, 2004.

     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARs”), independent distributors and sales agents.
Professional Services and Maintenance
     Professional services and maintenance revenues increased by 23% to $4,406,000 for the three months ended June 30, 2005 as compared to $3,571,000 for the three months ended June 30, 2004. During the three months ended June 30, 2005, maintenance revenues increased $647,000 to $3,862,000 from $3,215,000 for the three months ended June 30, 2004. Professional services revenues were $544,000 for the three months ended June 30, 2005 compared to $356,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, professional services and maintenance revenues increased by 20% to $8,607,000 compared to $7,187,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, maintenance revenues increased $1,231,000 to $7,597,000 from $6,366,000 for the six months ended June 30, 2004, and professional services revenues increased $189,000 to $1,010,000, compared to $821,000 for the six months ended June 30, 2004. The increase in maintenance revenue was primarily attributable to the increase in the customer installed base from the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in maintenance revenues was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to professional service and maintenance revenues of approximately $127,000 and $250,000 for the three and six months ended June 30, 2005, respectively. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Cost of Software License Revenues	$33		$178		$56		$384
Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	379		234		789		581
Cost of Maintenance Revenues	609		716		1,157		1,392

Total	988		950		1,946		1,973

Total Cost of Revenues	$1,021		$1,128		$2,002		$2,357

Gross Margin:		(A )		(A )		(A )		(A )

Software License	$4,993	99%	$3,514	95%	$8,417	99%	$7,075	95%
Professional Services and Maintenance:
Professional Services	165	30%	122	34%	221	22%	240	29%
Maintenance	3,253	84%	2,499	78%	6,440	85%	4,974	78%

Total	3,418	78%	2,621	73%	6,661	77%	5,214	73%

Total Gross Margin	$8,411	89%	$6,135	84%	$15,078	88%	$12,289	84%

(A)	Gross margins calculated as a percentage of related revenues.
Cost of Software License Revenues

     Cost of software license revenues consist primarily of third party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was less than 1% for the three and six months ended June 30, 2005, respectively, and 5% for the three and six months ended June 30, 2004, respectively. These decreases and corresponding improvement in software license gross margin was primarily due to decreases of $132,000 and $265,000 in the amortization of capitalized software development costs for the three and six months ended June 30, 2005, respectively, compared to the same periods in the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004.
Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $38,000 to $988,000 for the three months ended June 30, 2005 from $950,000 for the three months ended June 30, 2004. Gross margin of professional services and maintenance revenues increased to 78% for the three months ended June 30, 2005 as compared to 73% for the three months ended June 30, 2004. For the six months ended June 30, 2005, the cost of professional services and maintenance revenues decreased to $1,946,000 from $1,973,000 for the same period of 2004. Gross margin of professional services and maintenance revenues increased to 77% for the six months ended June 30, 2005 as compared to 73% for the six months ended June 30, 2004. The improvements in gross margins were primarily due to lower partner maintenance fees as the Company has reduced the utilization of partners for providing the first level support to end-user customers in maintenance renewals, partially offset by an increase of third party consulting fees.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands, except percentages)
		Percent of		Percent of		Percent of		Percent of
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Sales and marketing	$3,915	42%	$2,645	36%	$7,310	43%	$5,158	35%
Product development	1,294	14%	1,229	17%	2,445	14%	2,555	17%
General and administrative	1,406	15%	1,488	20%	2,767	16%	3,096	21%
Restructuring	—	—%	(27)	—%	—	—%	(27)	—%
Amortization of acquired intangible asset	62	1%	62	1%	125	1%	125	1%

Total operating expenses	$6,677	71%	$5,397	74%	$12,647	74%	$10,907	74%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses increased $1,270,000 to $3,915,000 for the three months ended June 30, 2005 from $2,645,000 for the three months ended June 30, 2004. Sales and marketing expenses as a percentage of total revenues were 42% and 36% for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, sales and marketing expenses increased $2,152,000 to $7,310,000, or 43% of total revenue, from $5,158,000, or 35% of total revenue, respectively. The increase in sales and marketing expenses for the three and six months ended June 30, 2005 was primarily due to an increase in staffing in sales and marketing, including the

Company’s direct sales force and presales technical staff, as well as an increased investment in marketing programs, advertising and lead generation activities.
Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed, and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. There were no software development costs that qualified for capitalization during the three and six months ended June 30, 2005 or 2004. Product development costs not meeting the requirements of capitalization are expensed as incurred.
     Product development expenses increased $65,000 to $1,294,000 for the three months ended June 30, 2005 from $1,229,000 for the three months ended June 30, 2004. These expenses represent 14% of total revenues for the three months ended June 30, 2005, as compared to 17% of total revenues for the three months ended June 30, 2004. The increase in product development expenses was primarily due to a slight increase in staffing. For the six months ended June 30, 2005, product development expenses decreased $110,000 to $2,445,000, or 14% of total revenue, from $2,555,000, or 17% of total revenue, for the six months ended June 30, 2004. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs (including costs under indemnification obligations to former executives) associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $82,000, to $1,406,000, or 15% of total revenues, for the three months ended June 30, 2005 from $1,488,000, or 20% of total revenues, for the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses decreased $329,000 to $2,767,000, or 16% of total revenue, compared to $3,096,000, or 21% of total revenue, for the same period of 2004. The decrease was primarily due to lower legal costs associated with the SEC investigation and a reduction in allocated rent expense for the three and six months ended June 30, 2005, resulting from the Company’s restructuring of its UK office lease in 2004. The Company will continue to closely monitor general and administrative costs.
Restructuring
     In the second quarter of 2004, the Company recorded a restructuring credit of $27,000 to its fourth quarter 2003 restructuring charge relating to its Westborough headquarters office lease, as a change in estimate due to lower than anticipated professional service fees.
Amortization of Acquired Intangible Asset
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $62,000 and $125,000 for the three and six months June 30, 2005 and 2004, respectively. The amortization expense will continue to be ratably amortized through the first quarter of 2007.
Interest and Other Income (Expense), Net

     Interest and other income (expense), net consists primarily of interest income, interest expense and gains and losses on foreign currency exchange fluctuations.
     Interest and other income (expense), net increased to income of $114,000 for the three months ended June 30, 2005, as compared to an expense of $181,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest and other income (expense), net increased to income of $94,000, as compared to an expense of $34,000 for the six months ended June 30, 2004. The increases were mainly due to foreign currency exchange rate fluctuations, primarily the Euro, the British Pound, and the Australian dollar, on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded a gain of approximately $40,000 and a loss of $58,000 for the three and six months ended June 30, 2005, respectively, compared to losses of $374,000 and $232,000 for the three and six months ended June 30, 2004, respectively. The increase in interest and other income (expense) was also attributable to an increase of approximately $97,000 and $170,000 in interest income for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 due to higher interest rates earned on higher average cash and short-term investments balances. In addition, interest and other income (expense), net for the three and six months ended June 30, 2004 includes a gain of $195,000 relating to the sale of its French subsidiary in the second quarter of 2001. The Company received $195,000 from the buyer which was released from escrow upon completion of a tax audit.
Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provisions for income taxes were $120,000 and $166,000 for the three and six months ended June 30, 2005, respectively, and $88,000 and $115,000 for the three and six months ended June 30, 2004, respectively. The effective tax rates were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $18,948,000 and $16,324,000 as of June 30, 2005 and December 31, 2004, respectively, which includes restricted cash of $500,000 and $400,000 as of each respective date. The Company’s days sales outstanding (“DSO”) in accounts receivable was 50 days as of June 30, 2005, compared with 59 days as of December 31, 2004.
     Cash provided by the Company’s operating activities was $4,107,000 for the six months ended June 30, 2005, compared to cash used in operating activities of $1,422,000 for the six months ended June 30, 2004. Cash provided by operating activities was primarily due to net income of $2,309,000, coupled with strong cash collections on its accounts receivable for the six months ended June 30, 2005.
     Cash used in investing activities totaled $3,045,000 for the six months ended June 30, 2005 compared to cash provided by investing activities of $439,000 for the six months ended June 30, 2004. Cash used in investing activities consisted primarily of the Company’s net purchase of approximately $2,880,000 of short-term investments during the six months ended June 30, 2005.
     Cash provided by financing activities totaled $1,789,000 for the six months ended June 30, 2005, which consisted of $897,000 of proceeds received from the issuance of stock under the Company’s stock plans and $892,000 of proceeds from the repayment of notes receivable. This compares to total cash provided by financing activities of $4,726,000 for the six months ended June 30, 2004, which consisted of proceeds of $3,000,000 from the Company’s sale of its common stock, at fair market value, to a member of the Company’s Board of Directors, along with another investor who is related to the Board member, $1,494,000 from the issuance of stock under the Company’s stock plans and $232,000 from the repayment of notes.
     Cash paid for income taxes by the Company was $252,000 and $408,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease was primarily due a decrease in foreign income taxes paid.

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
     For the six months ended June 30, 2005 and the year ended December 31, 2004, the Company achieved operating profitability and generated positive operating cash flow. The Company, however, incurred operating losses and negative cash flows for the last several years prior to 2004. As of June 30, 2005, the Company had an accumulated deficit of $38.4 million. Management’s plans include increasing revenues and continuing to generate positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the SVB credit facility. The availability of borrowings under the Company’s credit facility is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.
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
     WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.
     Although we were profitable in the three and six months ended June 30, 2005 and 2004, we incurred losses from continuing operations for the last several years prior to 2004. We could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. There can be no assurance that we will continue to achieve a profitable level of operations in the future.
     We believe, based upon our current business plan, that our current cash, cash equivalents and short-term investments, funds expected to be generated from operations and the available credit line should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. If we elect to raise additional operating funds, such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2005, the Company recorded a net gain of $39,000 and a net loss of $58,000, respectively, on foreign exchange in its Consolidated Statement of Operations, primarily due to movements in the Australian dollar, the British pound and the Euro exchange rates. Based on foreign currency exposures existing at June 30, 2005, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $539,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.
     At June 30, 2005, the Company held $18,448,000 in cash and cash equivalents, excluding $500,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures deigned to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders held on June 9, 2005, the following proposals were adopted by the votes specified below:
1)	Election of two Class II Directors for a term of three years:

	FOR	WITHHELD
Alain J. Hanover	13,218,807	660,679
Charles F. Kane	13,587,443	292,053
Each of the following directors who were not up for reelection at the 2005 Annual Meeting of Stockholders continue to serve as directors since the 2005 Annual Meeting of Stockholders:
Bradley D. Fire, Peter Gyenes, John D. Loewenberg, and David C. Mahoney.
2)	Amend the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance from 1,000,000 to 2,000,000 shares:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
4,173,223	2,756,992	47,373	6,901,898
3)	Ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,843,616	15,265	20,605	0

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
10.1*	Applix, Inc. 2004 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

                                  *  Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange
                                  Commission on June 15, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.
Date: August 12, 2005	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Applix, Inc. 2004 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

                                  *  Incorporated by reference from the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange
                                  Commission on June 15, 2005.