Form 10-Q
period 2005-09-30
APPLIX INC /MA/
filed 2005-11-14
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(508) 870-0300
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of November 1, 2005, the Registrant had 14,804,134 outstanding shares of common stock.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2005
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,700	$15,924
Short-term investments	4,700	—
Accounts receivable, less allowance for doubtful accounts of $343 and $227, respectively	4,199	6,171
Other current assets	1,229	1,207
Deferred tax assets	455	496

Total current assets	29,283	23,798
Restricted cash	500	400
Property and equipment, net	712	580
Other assets	635	687
Intangible asset, net of accumulated amortization of $1,125 and $938, respectively	375	562
Goodwill	1,158	1,158

TOTAL ASSETS	$32,663	$27,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$915	$795
Accrued expenses	4,603	5,177
Accrued restructuring expenses, current portion	46	112
Deferred revenues	8,271	8,421

Total current liabilities	13,835	14,505

Accrued restructuring expenses, long term portion	202	261

Other long term liabilities	113	181

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,802,884 and 14,290,584 shares issued and outstanding, respectively	37	36
Additional paid-in capital	56,664	54,348
Accumulated deficit	(36,411)	(40,673)
Accumulated other comprehensive loss	(1,777)	(1,473)

Total stockholders’ equity	18,513	12,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,663	$27,185

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Software license	$4,373	$3,307	$12,846	$10,766
Professional services and maintenance	4,441	3,602	13,048	10,789

Total revenues	8,814	6,909	25,894	21,555
Cost of revenues	998	863	3,000	3,220

Gross margin	7,816	6,046	22,894	18,335

Operating expenses:
Sales and marketing	3,695	2,473	11,005	7,631
Product development	1,308	1,059	3,753	3,614
General and administrative (includes $15 of stock-based compensation for the three months ended September 30, 2005 and 2004, respectively, and $45 of stock-based compensation for the nine months ended September 30, 2005 and 2004, respectively)	1,101	1,507	3,868	4,603
Restructuring	—	604	—	577
Amortization of an acquired intangible asset	63	63	188	188

Total operating expenses	6,167	5,706	18,814	16,613

Operating income	1,649	340	4,080	1,722
Non-operating income (expense):
Interest and other income, net	84	290	178	256

Income from continuing operations before income taxes	1,733	630	4,258	1,978
(Benefit) provision for income taxes	(240)	178	(74)	293

Income from continuing operations	1,973	452	4,332	1,685
Discontinued operations:
Loss from discontinued operations	(20)	(36)	(70)	(80)

Net income	$1,953	$416	$4,262	$1,605

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.13	$0.03	$0.30	$0.12
Continuing operations, diluted	$0.12	$0.03	$0.26	$0.11
Discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share, basic	$0.13	$0.03	$0.29	$0.11
Net income per share, diluted	$0.12	$0.03	$0.26	$0.10
Weighted average number of shares outstanding:
Basic	14,744	14,243	14,610	13,957
Diluted	16,534	15,539	16,370	15,432
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,262	$1,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	228	474
Amortization	188	452
Provision for doubtful accounts	135	(9)
Deferred gain on sale of subsidiary	—	(195)
Non-cash stock-based compensation expense	45	45
Non-cash restructuring credit	—	(27)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,451	1,458
(Increase) decrease in prepaid and other current assets	(71)	326
Increase in other assets	(5)	—
Increase in accounts payable	197	174
Decrease in accrued expenses	(458)	(1,161)
Decrease in accrued restructuring expenses	(125)	(2,969)
Decrease in other liabilities	(80)	(86)
Increase (decrease) in deferred revenues	154	(1,483)

Cash provided by (used in) operating activities	5,921	(1,396)
Cash flows from investing activities:
Property and equipment expenditures	(339)	(188)
Proceeds from sale of subsidiary	—	195
(Increase) decrease in restricted cash	(100)	417
Purchases of short-term investments	(8,650)	—
Sales of short-term investments	3,950	—

Cash (used in) provided by investing activities	(5,139)	424
Cash flows from financing activities:
Proceeds from issuance of common stock to affiliate	—	3,000
Proceeds from issuance of common stock under stock plans	1,425	1,739
Proceeds from notes receivable	892	232

Cash provided by financing activities	2,317	4,971
Effect of exchange rate changes on cash	(323)	88

Increase in cash and cash equivalents	2,776	4,087
Cash and cash equivalents at beginning of period	15,924	9,241

Cash and cash equivalents at end of period	$18,700	$13,328

Supplemental disclosure of cash flow information
Cash paid for income tax	$325	$518

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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Changes in restricted cash balances of $100,000 and $(417,000) have been reported as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, respectively. Cash flows resulting from changes in restricted cash balances had previously been reported as cash flows from operating activities. The presentation of the $417,000 decrease in restricted cash for the nine months ended September 30, 2004 has been restated to conform with this change.
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

Cash and Cash Equivalents
     Cash and cash equivalents include all highly liquid investments, including money market accounts, with a remaining maturity of three months or less at time of purchase. Cash and cash equivalents are carried at amortized cost, which approximates their fair value. Cash and cash equivalents totaled $18,700,000 and $15,924,000 at September 30, 2005 and December 31, 2004, respectively.
     At September 30, 2005 and December 31, 2004, $400,000 of restricted cash represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts.
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
Goodwill
     The Company tests its goodwill for impairment annually on September 30th of each fiscal year or more frequently upon occurrence of certain events or circumstances. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, to its carrying amount. The fair value of the reporting unit at September 30, 2005 and 2004 was estimated using the Market Value Approach. In accordance with the Company’s policies, at September 30, 2005 and 2004, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value and, accordingly, no impairment adjustments have been recorded to date.
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
     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$1,953	$416	$4,262	$1,605
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	15	15	45	45
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards, net of related tax effects	(419)	(324)	(1,235)	(1,062)

Pro forma net income	$1,549	$107	$3,072	$588

Net income per share:
Basic — as reported	$0.13	$0.03	$0.29	$0.11

Diluted — as reported	$0.12	$0.03	$0.26	$0.10

Basic — pro forma	$0.11	$0.01	$0.21	$0.04

Diluted — pro forma	$0.10	$0.01	$0.19	$0.04

Pro forma weighted average number of shares outstanding:
Basic	14,744	14,243	14,610	13,957
Diluted	16,044	15,211	15,832	15,093

     The fair value for stock option awards is estimated at the date of the grant, using a Black-Scholes option-pricing model, assuming no dividends as well as the following assumptions:

	2005	2004
Expected life (years)	4	4
Expected stock price volatility	86.1%	80.6%
Risk free interest rate	4.02%	3.25%
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

	Three Months Ended		Nine Months Ended
	September30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$1,973	$452	$4,332	$1,685
Loss from discontinued operations	(20)	(36)	(70)	(80)

Net income	$1,953	$416	$4,262	$1,605

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	14,744	14,243	14,610	13,957
Dilutive effect of assumed exercise of stock options	1,790	1,296	1,760	1,475

Denominator for diluted net income (loss) per share	16,534	15,539	16,370	15,432

Basic net income (loss) per share
Continuing operations	$0.13	$0.03	$0.30	$0.12
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share	$0.13	$0.03	$0.29	$0.11
Diluted net income (loss) per share
Continuing operations	$0.12	$0.03	$0.26	$0.11
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share	$0.12	$0.03	$0.26	$0.10

     Common stock equivalents (stock options) of 115,825 and 1,348,622 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively, and 161,325 and 521,243 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2005 and 2004, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.
4. Short-Term Investments
     The Company’s short-term investments were as follows:

		September 30, 2005
		(In thousands)
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Debt securities	$4,701	$—	$(1)	$4,700

Total	$4,701	$—	$(1)	$4,700

     As of September 30, 2005, all short-term investments mature in less than one year.
5. Comprehensive Income (Loss)
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive (loss) income includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on investments.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Net income	$1,953	$416	$4,262	$1,605
Other comprehensive (loss) income:
Foreign currency translation adjustments	(52)	(197)	(303)	185
Unrealized gain on investments	1	—	(1)	—

Other comprehensive (loss) income	(51)	(197)	(304)	185

Total comprehensive income	$1,902	$219	$3,958	$1,790

6. Income Taxes
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
     During the quarter ended September 30, 2005, the Company benefited from the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $379,000.
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s (benefit) provision for income taxes were ($240,000) and ($74,000) for the three and nine months ended September 30, 2005, respectively, and $178,000 and $293,000 for the three and nine months ended September 30, 2004, respectively. The effective tax rates during 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards, which have resulted in the adjustment to the corresponding portion of the previously established valuation allowance. As of September 30, 2005, the domestic deferred tax assets remained fully reserved by the valuation allowance.
7. Commitments and Contingencies
     Contingencies
     From time to time, the Company is subject to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may be a party, that the Company believes could have a material adverse effect on its consolidated results of operations or financial condition.

     On June 16, 2003, the Company announced that it was the subject of an investigation by the SEC related to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The Company is cooperating fully with the SEC in this matter. In connection with this investigation, the Company is subject to indemnification obligations to certain former executives in accordance with the Company’s Articles of Organization. Since the Company is unable to estimate the future indemnification obligations, these obligations are recorded as they become known. Under these indemnification agreements, the Company incurred legal expenses of $14,000 during the nine months ended September 30, 2005 and $386,000 during the fiscal year ended December 31, 2004. The Company had no recorded obligations as of September 30, 2005 and approximately $10,000 recorded in accrued liabilities as of December 31, 2004. If it is ultimately determined that such executive does not satisfy the criteria for indemnification set forth in the Company’s Articles of Organization, such executive would be obligated to repay the Company any amounts advanced by the Company to cover legal fees or other expenses of defending such investigation.
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
8. Restructuring Expenses
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
     In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company made the determination that it had no future use for or benefit from, certain space pertaining to its UK office lease. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility. The Company expects to make payments relating to this restructuring until the lease expires in March 2010.
     Restructuring charges accrued and unpaid at September 30, 2005, including current and long term portions of $46,000 and $202,000, respectively, were as follows:

	Balance at			Balance at
	December 31,	Restructuring		September 30,
	2004	Expenses	Payments	2005
Facility exit costs	$373,000	—	$(125,000)	$248,000

Total	$373,000	—	$(125,000)	$248,000

9. Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended September 30, 2005 and 2004 included costs of $20,000 and $36,000, respectively, and $70,000 and $80,000 for the nine months ended September 30, 2005 and 2004, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.

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
•	Revenue Recognition

•	Accounts Receivable and Allowance for Doubtful Accounts

•	Goodwill and Other Intangible Assets and Related Impairment

•	Restructuring

•	Income Taxes
     These policies are unchanged from those used to prepare the 2004 annual consolidated financial statements. For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, to Note 2 to the consolidated financial statements for the year ended December 31, 2004 contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004
Revenues

				(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Software License Revenues	$4,373	50%	$3,307	48%	$12,846	50%	$10,766	50%

Professional Services Revenues	513	6%	320	4%	1,523	6%	1,142	5%
Maintenance Revenues	3,928	44%	3,282	48%	11,525	44%	9,647	45%

Total Professional Services and Maintenance Revenues	4,441	50%	3,602	52%	13,048	50%	10,789	50%

Total Revenues	$8,814	100%	$6,909	100%	$25,894	100%	$21,555	100%

     Total revenues for the three months ended September 30, 2005 were $8,814,000, compared to $6,909,000 for the three months ended September 30, 2004. The increase in total revenues was due to an increase of $1,066,000 in software license revenues, coupled with an increase of $839,000 in professional services and maintenance revenues. Total revenues for the nine months ended September 30, 2005 were $25,894,000 as compared to $21,555,000 for the nine months ended September 30, 2004. Total revenues for three and nine months ended September 30, 2005 increased 28% and 20%, respectively, from the same periods in prior year, which includes the favorable impacts of foreign currency exchange rate fluctuations.
Software License Revenues
     Software license revenues increased by $1,066,000 to $4,373,000, representing 50% of total revenues, for the three months ended September 30, 2005, from $3,307,000, representing 48% of total revenues, for the three months ended September 30, 2004. For the nine months ended September 30, 2005, software license revenues increased by $2,080,000 to $12,846,000, or 50% of total revenues, from $10,766,000, or 50% of total revenues, for the same period of 2004. The increase in software license revenues was primarily attributable to the organizational changes in the North American sales operations made in the second half of 2004 which resulted in the strengthening our worldwide field operations and securing new customers, domestically and internationally. The increase was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase in software license revenues of approximately $42,000 and $270,000 for the three and nine months ended September 30, 2005, respectively.
     Domestic license revenues increased by $965,000 to $1,816,000 for the three months ended September 30, 2005 from $851,000 for the same period of 2004. International license revenues increased by $101,000 to $2,557,000 for the three months ended September 30, 2005 from $2,456,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, domestic license revenues increased by $1,567,000 to $4,820,000 from $3,253,000 for the same period of 2004. International license revenues increased by $513,000 to $8,026,000 for the nine months ended September 30, 2005 from $7,513,000 for the nine months ended September 30, 2004.
     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of original equipment manufacturers (“OEMs”), value added resellers (“VARs”), independent distributors and sales agents.

Professional Services and Maintenance
     Professional services and maintenance revenues increased by 23% to $4,441,000 for the three months ended September 30, 2005 as compared to $3,602,000 for the three months ended September 30, 2004. During the three months ended September 30, 2005, maintenance revenues increased $646,000 to $3,928,000 from $3,282,000 for the three months ended September 30, 2004. Professional services revenues were $513,000 for the three months ended September 30, 2005 compared to $320,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, professional services and maintenance revenues increased by 21% to $13,048,000 compared to $10,789,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, maintenance revenues increased $1,878,000 to $11,525,000 from $9,647,000 for the nine months ended September 30, 2004, and professional services revenues increased $381,000 to $1,523,000, compared to $1,142,000 for the nine months ended September 30, 2004. The increase in maintenance revenue was primarily attributable to the increase in the customer installed base from the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in professional services and maintenance revenues was also partially due to favorable impacts of foreign currency exchange rate fluctuations in the weighted average values of the British pound, Euro and Australian dollar in relation to the U.S. dollar. The net effect of foreign currency exchange rate fluctuations was an increase to professional service and maintenance revenues of approximately $32,000 and $277,000 for the three and nine months ended September 30, 2005, respectively. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Cost of Software License Revenues	$5		$7		$61		$391
Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	424		260		1,213		841
Cost of Maintenance Revenues	569		596		1,726		1,988

Total	993		856		2,939		2,829

Total Cost of Revenues	$998		$863		$3,000		$3,220

Gross Margin:		(A )		(A )		(A )		(A )

Software License	$4,368	100%	$3,300	100%	$12,785	100%	$10,375	96%
Professional Services and Maintenance:
Professional Services	89	17%	60	19%	310	20%	301	26%
Maintenance	3,359	86%	2,686	82%	9,799	85%	7,659	79%

Total	3,448	78%	2,746	76%	10,109	77%	7,960	74%

Total Gross Margin	$7,816	89%	$6,046	88%	$22,894	88%	$18,335	85%

(A)	Gross margins calculated as a percentage of related revenues.
Cost of Software License Revenues
     Cost of software license revenues consist primarily of third party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was less than 1% for the three months ended September 30, 2005 and 2004, respectively, and less than 1% and 4% for the nine months ended September 30, 2005 and 2004, respectively. The decrease and corresponding improvement in software license gross margin for the nine months ended September 30, 2005 as compared to the same period in the prior year was primarily due to a decrease of $265,000 in the amortization of capitalized software development costs. Capitalized software development costs were fully amortized in the second quarter of 2004.

Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $137,000 to $993,000 for the three months ended September 30, 2005 from $856,000 for the three months ended September 30, 2004. Gross margin of professional services and maintenance revenues increased to 78% for the three months ended September 30, 2005 as compared to 76% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the cost of professional services and maintenance revenues increased to $2,939,000 from $2,829,000 for the same period of 2004. Gross margin of professional services and maintenance revenues increased to 77% for the nine months ended September 30, 2005 as compared to 74% for the nine months ended September 30, 2004. The improvements in gross margins were primarily due to lower partner maintenance fees as the Company has reduced the utilization of partners for providing the first level support to end-user customers in maintenance renewals, partially offset by an increase of third party consulting fees resulting from increased consulting revenues.
Operating Expenses

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent of		Percent of		Percent of		Percent of
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Sales and marketing	$3,695	42%	$2,473	36%	$11,005	43%	$7,631	35%
Product development	1,308	15%	1,059	15%	3,753	14%	3,614	17%
General and administrative	1,101	12%	1,507	22%	3,868	15%	4,603	21%
Restructuring	—	—%	604	9%	—	—%	577	3%
Amortization of acquired intangible asset	63	1%	63	1%	188	1%	188	1%

Total operating expenses	$6,167	70%	$5,706	83%	$18,814	73%	$16,613	77%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses increased $1,222,000 to $3,695,000 for the three months ended September 30, 2005 from $2,473,000 for the three months ended September 30, 2004. Sales and marketing expenses as a percentage of total revenues were 42% and 36% for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, sales and marketing expenses increased $3,374,000 to $11,005,000, or 43% of total revenue, from $7,631,000, or 35% of total revenue for the same period of 2004. The increase in sales and marketing expenses for the three and nine months ended September 30, 2005 was primarily due to an increase in staffing in sales and marketing, including the Company’s direct sales force and presales technical staff, as well as an increased investment in marketing programs, advertising and lead generation activities.

Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. The Company capitalizes product development costs during the required capitalization period once the Company has reached technological feasibility through general release of its software products. The Company considers technological feasibility to be achieved when a product design and working model of the software product have been completed, and the software product is ready for initial customer testing. Capitalized software development costs are then amortized on a product-by-product basis over the estimated product life of between one to two years and are included in the cost of software license revenue. There were no software development costs that qualified for capitalization during the three and nine months ended September 30, 2005 or 2004. Product development costs not meeting the requirements of capitalization are expensed as incurred.
     Product development expenses increased $249,000 to $1,308,000 for the three months ended September 30, 2005 from $1,059,000 for the three months ended September 30, 2004. These expenses represent 15% of total revenues for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, product development expenses increased $139,000 to $3,753,000, or 14% of total revenue, from $3,614,000, or 17% of total revenue, for the nine months ended September 30, 2004. The increase in product development expenses was primarily due to a slight increase in staffing. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs (including costs under indemnification obligations to former executives) associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $406,000 to $1,101,000, or 12% of total revenues, for the three months ended September 30, 2005 from $1,507,000, or 22% of total revenues, for the three months ended September 30, 2004. For the nine months ended September 30, 2005, general and administrative expenses decreased $735,000 to $3,868,000, or 15% of total revenue, compared to $4,603,000, or 21% of total revenue, for the same period of 2004. The decrease was primarily due to lower legal costs associated with the SEC investigation for the three and nine months ended September 30, 2005. The decrease for the nine months ended September 30, 2005 compared to the same period of 2004 was also due to a reduction in allocated rent expense resulting from the Company’s restructuring of its UK office lease in 2004. The Company will continue to closely monitor general and administrative costs.
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

     In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company made the determination that it had no future use for or benefit from, certain space pertaining to its UK office lease. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of other related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility. The Company expects to make payments relating to this restructuring until the lease expires in March 2010.
Amortization of Acquired Intangible Asset
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $63,000 and $188,000 for the three and nine months September 30, 2005 and 2004, respectively. The intangible asset will continue to be ratably amortized through the first quarter of 2007.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net consists primarily of interest income, interest expense and gains and losses on foreign currency exchange fluctuations.
     Interest and other income (expense), net decreased $206,000 to income of $84,000 for the three months ended September 30, 2005, as compared to income of $290,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest and other income (expense), net decreased $78,000 to income of $178,000, as compared to income of $256,000 for the nine months ended September 30, 2004. The decreases were mainly due to foreign currency exchange rate fluctuations, primarily the Euro, the British Pound, and the Australian dollar, on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded losses of approximately $34,000 and $93,000 for the three and nine months ended September 30, 2005, respectively, compared to gains of $252,000 and $20,000 for the three and nine months ended September 30, 2004, respectively. The decrease in interest and other income (expense), net was partially offset by an increase of approximately $111,000 and $282,000 in interest income for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 due to higher interest rates earned on higher average cash and short-term investments balances. In addition, the decrease in interest and other income (expense), net for the nine month period was due to a gain of $195,000 recorded in the second quarter of 2004 relating to the sale of its French subsidiary in the second quarter of 2001. The Company received $195,000 from the buyer which was released from escrow upon completion of a tax audit.
Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s (benefit) provision for income taxes were ($240,000) and ($74,000) for the three and nine months ended September 30, 2005, respectively, and $178,000 and $293,000 for the three and nine months ended September 30, 2004, respectively. The effective tax rates were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards, which have resulted in the release of a portion of the previously established valuation allowance. In addition, the decrease in income tax provision for the three and nine months ended September 30, 2005 compared to the same periods of 2004 was due to the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $379,000 in the quarter ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $19,200,000 and $16,324,000 as of September 30, 2005 and December 31, 2004, respectively, which includes restricted cash of $500,000 and $400,000 as of each respective balance sheet date. The Company’s days sales outstanding (“DSO”) in accounts receivable was 43 days as of September 30, 2005, compared to 59 days as of December 31, 2004.
     Cash provided by the Company’s operating activities was $5,921,000 for the nine months ended September 30, 2005, compared to cash used in operating activities of $1,396,000 for the nine months ended September 30, 2004. Cash provided by operating activities was primarily due to net income of $4,262,000, coupled with strong cash collections on its accounts receivable for the nine months ended September 30, 2005.
     Cash used in investing activities totaled $5,139,000 for the nine months ended September 30, 2005 compared to cash provided by investing activities of $424,000 for the nine months ended September 30, 2004. Cash used in investing activities consisted primarily of the Company’s net purchase of approximately $4,700,000 of short-term investments during the nine months ended September 30, 2005.
     Cash provided by financing activities totaled $2,317,000 for the nine months ended September 30, 2005, which consisted of $1,425,000 of proceeds received from the issuance of stock under the Company’s stock plans and $892,000 of proceeds from the repayment of notes receivable. This compares to total cash provided by financing activities of $4,971,000 for the nine months ended September 30, 2004, which consisted of proceeds of $3,000,000 from the Company’s sale of its common stock, at fair market value, to a member of the Company’s Board of Directors, along with another investor who is related to the Board member, $1,739,000 from the issuance of stock under the Company’s stock plans and $232,000 from the repayment of notes.
     Cash paid for income taxes by the Company was $325,000 and $518,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to a decrease in foreign income taxes paid.
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
     For the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company achieved operating profitability and generated positive operating cash flow. The Company, however, incurred operating losses and negative cash flows for the last several years prior to 2004. As of September 30, 2005, the Company had an accumulated deficit of $36.4 million. Management’s plans include increasing revenues and continuing to generate positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash balances, funds expected to be generated from operations, and the SVB credit facility. The availability of borrowings under the Company’s credit facility is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and field operations. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

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
     WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.
     Although we were profitable in the three and nine months ended September 30, 2005 and 2004, we incurred losses from continuing operations for the last several years prior to 2004. We could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. There can be no assurance that we will continue to achieve a profitable level of operations in the future.
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
     Many of our competitors can devote significantly more resources to the development, promotion, sale and support of products than we can, and many of them can respond to new technologies and changes in customer preferences more quickly than we can. Further, other companies with resources greater than ours may be more attractive to customers because of their greater financial stability and may attempt to gain market share in the customer analytics and business planning markets by acquiring or forming strategic alliances with our competitors.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2005, the Company recorded net losses of $34,000 and $93,000, respectively, on foreign exchange in its Condensed Consolidated Statements of Income, primarily due to movements in the Australian dollar, the British pound and the Euro exchange rates. Based on foreign currency exposures existing at September 30, 2005, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $753,000 loss to earnings. The Company has currently not engaged in activities to hedge these exposures.
     At September 30, 2005, the Company held $18,700,000 in cash and cash equivalents, excluding $500,000 of restricted cash, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures deigned to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
10.1*	Letter Agreement between Applix, Inc. and Craig Cervo, dated October 26, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: November 14, 2005	/s/ Milton A. Alpern Milton A. Alpern
Chief Financial Officer and Treasurer (Duly
Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Letter Agreement between Applix, Inc. and Craig Cervo, dated October 26, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.