Form 10-K
period 2005-12-31
APPLIX INC /MA/
filed 2006-03-31
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.0025 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by non-affiliates of the registrant was $58,773,027 based on the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2005.
      On March 1, 2006, the Registrant had 15,062,651 outstanding shares of common stock.
Documents Incorporated By Reference

Document Part	Form 10-K

Portions of the Registrant’s Definitive Proxy Statement for the Annual Stockholders Meeting to be held on June 8, 2006 to be filed with the United States Securities and Exchange Commission	Part III

APPLIX, INC.
FORM 10-K
      Applix and TM1 are registered trademarks of Applix, Inc. TM1 Integra, TM1 Financial Reporting, TM1 Consolidations, TM1 Planning Manager and TM1 Web are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.
      Certain information contained in this Annual Report on Form 10-K is forward-looking in nature. All statements included in this Annual Report on Form 10-K or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operations, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements necessarily involve risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements as a result of important factors, including those discussed in the section below entitled “Risk Factors”. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances and the forward-looking statements in this document should not be relied upon as representing the Company’s views as of any date subsequent to the date of this document.

PART I

Item 1.	Business
General
      Applix, Inc. (the “Company”) is a global provider of Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1. TM1 applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise. More than 2,200 customers worldwide, including many Fortune 100 companies, use Applix’s adaptable, scalable and real-time solutions to manage their business performance and respond to business challenges in real-time. Incorporated in 1983 and headquartered in Westborough, Massachusetts (“MA”), Applix maintains offices in North America, the United Kingdom, Germany and Australia.
      In 2005, Applix was recognized by a variety of industry groups and publications for its leading-edge technologies, including:

•	Applix improved significantly its positions on Gartner Inc.’s Magic Quadrant for Corporate Performance Management Suites, 2005 and Gartner’s Magic Quadrant for Business Intelligence platforms based upon its ability to execute and completeness of vision.

•	In BPM Partners Third Annual BPM Pulse Survey, Applix customers reported the highest level of customer satisfaction of any of the leading BPM solutions, including solutions from all the major competitors in the BPM market segment.

•	The OLAP Survey 5 reported that customers of Applix’s TM1 experience high levels of user satisfaction, reflecting the technology’s ease of use and flexibility. Respondents ranked TM1 highest in overall business benefits achieved as well as six other measures, including query time, speed of deployment, data load/precalculation and the fewest number of technical problems. Additionally, TM1 was ranked among the top three in seven other measures.

•	Applix TM1 customer, GTC Biotherapeutics, received Start Magazine’s 2005 Technology & Business Award for their efforts in using TM1.
      Applix maintains a website with the address www.applix.com. Applix is not including the information contained on its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Applix makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to the reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.
Industry Background
      The economy of recent years has forced companies to adopt rigorous methods for assessing the impact that any future investments would have on their business. With reduced resources, many enterprises are pressed to make difficult decisions as to where to increase and decrease spending in their businesses. Many companies are focused on incremental investments in IT projects and reductions in plans for cutting-edge technologies and large infrastructure initiatives. However, analysts predict that the BI and BPM markets will be growth markets in 2006 and beyond.
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
      Factors driving the growth in the need for BI and BPM solutions include increasingly fierce business competition, the need for financial transparency across the enterprise, the rapid explosion of data, and more decentralized decision-making. In terms of new license revenue, Gartner projects the BI software market will grow from $2.5 billion in 2006 to $3 billion in 2009, a compound annual growth rate (“CAGR”) of 7.4%. In comparison, Gartner projects the BPM software market will see a 10% CAGR, growing from $593 million in 2004 to just under $1 billion in 2009.
      These strong projected growth rates validate Applix’s conviction that in today’s competitive corporate marketplace, companies can no longer succeed solely by automating their day-to-day transactions. Companies must also incorporate analytic processes into their daily operations to monitor and react to key business performance metrics such as customer retention and product profitability.
      Applix TM1 has over 20 years of success in the BI market. Applix is also well positioned to deliver BPM solutions, as evidenced by the growing number of customers who have selected Applix software solutions to maximize business performance. In 2005, more than 200 new customers selected Applix BI and BPM products, and revenues for those products increased by 20% over 2004.
Applix Products
      The Applix product family helps customers automate, analyze and optimize their operational and analytical business processes throughout their extended enterprises. The Applix product family consists of Applix TM1 and related BPM modules. The Applix family of products enables solutions including:

•	interactive planning, budgeting, forecasting and reporting applications;

•	sales, marketing, supply chain and manufacturing and other analyses;

•	human resource planning applications; and

•	dashboarding, scorecarding and key performance indicators (KPIs).
      In June 2005, Applix introduced TM1 Financial Reporting, a module that quickly and easily builds key reporting structures, data import routines and financial reports based on information from the customer’s general ledger. Shortly thereafter, in August 2005, Applix released TM1 Consolidations, a module used to comply with statutory reporting requirements including adjusting journal entries, intercompany eliminations and currency conversion. Finally, at the end of 2005, Applix released Version 9.0 of TM1 based on Microsoft’s .NET architecture. The new features in TM1 9.0 deliver enterprise-class performance for simultaneous use by hundreds of financial analysts, line-of-business managers and senior executives for Web-based business performance management activities and reporting.
      With solutions based on the TM1 application, Applix’s customers have increased their business performance in numerous ways, such as achieving their business goals within 6 months of implementation on the average, freeing up personnel to concentrate on strategic planning rather than on data gathering, reducing customer defections, improving customer satisfaction, shortening the business cycles from days to minutes, and rapidly managing mergers and acquisitions. Applix’s global network of partners delivers packaged and custom applications based on the TM1 platform for specific vertical markets such as pharmaceuticals and banking, or for a specific function such as supply chain analytics or financial consolidation and reporting.

Applix TM1
      Applix’s leading product, Applix TM1, an application used for planning, reporting and analysis, helps customers improve business performance by enabling effective, real-time decision making at all organization levels. Applix TM1 provides consistent reporting and analysis of data captured from across the extended enterprise.

      Applix TM1 allows business users to access their critical data via Microsoft Excel, its enterprise-wide Web interface and other third-party products, such as Microsoft Reporting Services. With its powerful client-server database engine and an elegant, easy-to-use interface, users are able to spend more time analyzing information and less time maintaining data.
      The Applix TM1 application is easily configurable and deploys rapidly with minimal IT investment. Applix TM1’s low total cost of ownership enables business users to quickly achieve their goals, whether they build applications themselves or work with one of Applix’s many solution partners.
      Applix TM1’s real-time approach to consolidating, viewing and even editing large volumes of multidimensional data is an undisputable differentiator in the BPM and BI markets. Applix TM1 has been one of the leading multi-dimensional analytics tools for highly complex business and financial analytical applications for over twenty years.
      The Applix TM1 application, including TM1 Web and TM1 Planning Manager, expand the scope of business planning processes to support continuously changing customer demands and operational requirements. The Applix TM1 platform and modules also enable the quick and effortless integration of information from enterprise resource planning (“ERP”), financial systems, customer relationship management (“CRM”), human resources, and other “legacy” databases.
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

Sales and Marketing
      The Company focuses its marketing efforts on companies committed to improving business analytics at the departmental level and business performance management at the company-wide level. The Company markets its products to mid-market and Global 2000 organizations across all industry segments with particular success in the financial services, banking, healthcare, pharmaceuticals, oil and gas, retail, telecommunications, manufacturing and consumer goods industries. The Company believes that these industry sectors are, and will continue to be, some of the fastest growing sectors for its products. A key part of the Company’s marketing strategy is an emphasis on its high-performance Applix TM1 analytical engine for financial and operational business modeling, analytics and reporting; real-time calculations; the rapid deployment of its products; and the lower total cost of ownership of its solutions.
      Applix’s products are sold primarily through a direct sales force and a network of value added resellers (“VARs”) and are also sold through certain original equipment manufacturers (“OEMs”). The Company’s sales teams operate out of the Company’s offices in major metropolitan cities in the U.S. as well as its offices in the United Kingdom, Germany and Australia. These direct selling efforts are supplemented both domestically and abroad with support from business consulting groups and strategic marketing partners. These organizations provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. While the sales cycle for Applix products varies substantially from customer to customer, it traditionally requires three to six months.
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
      Financial information by geographical area may be found in Note 9 of the Notes to Consolidated Financial Statements.
Customer Training, Maintenance Support, and Professional Services
      The Company believes that quality professional services and customer support are a critical part of its sales and marketing efforts. Many of the Company’s customers use its products to develop and support “mission critical” applications, and the Company therefore recognizes that quality training, support and consulting services are especially important to its customers. In addition to in-house consultants, the Company works closely with partner organizations to provide additional resources and domain expertise.
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
      Customers may elect to purchase a maintenance support plan for an annual fee that is generally 18% of the list license fee for covered products. The maintenance support plans include unspecified product upgrades and interim fixes to reported problems. Maintenance support plan revenues accounted for approximately 89% of the Company’s professional services and maintenance revenue in 2005 compared to approximately 90% of professional services and maintenance revenue in 2004.
Software Product Development
      The Company believes strongly that the path to success is predicated upon constantly being at the forefront of technology and product innovation. With a strong commitment to the future, Applix has continued

its long history of investing in product research and development. In 2005, Applix invested approximately $5.3 million, or 14% of total revenues, in product research and development.
      Product development expenses were $5,269,000, $4,785,000 and $5,512,000 for 2005, 2004 and 2003, respectively.
Competition
      The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), reliability, ease of use, ease of support, and total costs of ownership (initial investment and on-going operating costs of the solution).
      The markets for the Company’s products are highly competitive and subject to rapid change. The companies with which Applix competes most often are Hyperion and Cognos. The Company also competes with other smaller competitors, some of whom build their product offerings on Microsoft technologies. In general, both categories of competitors are marketing and selling pre-built BPM and BI applications along with services to implement and customize the applications. Applix approaches the market differently by offering easily configured BPM and BI applications, and its partners and customers typically perform the implementation.
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
      The Company resells three technologies in conjunction with certain of the Company’s products and that are licensed from third parties. The Company generally pays royalties on these technologies on either a per license or a percentage of revenue basis (the amount of which is not material to the Company). Applix believes that if the licenses for these third-party technologies were terminated, it would be able to develop such technologies internally or license equivalent technologies from other vendors without significant additional expense. If the Company’s right to distribute such third-party technologies were terminated, the Company does not believe that sales of its products would be adversely affected.
      The Company believes that, due to the rapid pace of technological innovation for software applications, the Company’s ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.
      The Company believes that its trademarks are important to the success of its business. Applix and TM1 are registered trademarks of the Company. TM1 Integra, TM1 Financial Reporting, TM1 Consolidations, TM1 Planning Manager and TM1 Web are trademarks of the Company.

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
Employees
      As of March 1, 2006, the Company had 147 employees. Domestically, the Company had 99 employees, which includes 36 employees in product research and development, 34 employees in sales and marketing, 8 employees in professional services, 3 employees in information systems, and 18 employees in finance, operations, administration and facilities. Internationally, the Company had 48 employees, which includes 29 employees in sales and marketing, 11 employees in professional services and 8 in finance and operations. None of the Company’s employees are represented by a labor union, and the Company believes that its employee relations are good.

Item 1A.	Risk Factors
      Investors should carefully consider the risks described below before making an investment decision with respect to the common stock of the Company.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS.
      We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services;

•	the size and timing of customer orders, particularly large orders;

•	introduction of products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the mix of products and services we sell;

•	the hiring and retention of key personnel;

•	our expansion into international markets;

•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

•	the acquisition and retention of key partners;

•	changes in generally accepted accounting policies, especially those related to the recognition of software revenue and the accounting for stock-based compensation; and

•	new government legislation or regulation.
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

WE MAY NOT BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.
      Although we were profitable in 2004 and 2005, we incurred losses from continuing operations for several years prior to 2004. We could incur operating losses and negative cash flows in the future because of costs and expenses relating to brand development, marketing and other promotional activities, continued development of our information technology infrastructure, expansion of product offerings and development of relationships with other businesses. There can be no assurance that we will continue to achieve a profitable level of operations in the future.
      We believe, based upon our current business plan, that our current cash, cash equivalents and short-term investments, funds expected to be generated from operations and our available credit line should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. If we elect to raise additional operating funds, such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.

IF WE DO NOT INTRODUCE NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER.
      The BPM and BI markets, including interactive planning, budgeting and analytics are characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.
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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
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
      From time to time, the Company is subject to routine litigation and legal proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party, that the Company believes could result in a material adverse impact on its consolidated results of operations or financial condition.
      On January 4, 2006, the Company reached a settlement with the Securities and Exchange Commission (“SEC”) concerning the SEC’s investigation, which commenced in 2003, relating to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The settlement did not require the Company to pay a monetary penalty. As part of the settlement, the Company has consented to a cease and desist order requiring future compliance with Federal securities laws and regulations, and has retained a consultant to assist the Company in reviewing its compliance procedures.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of 2005.
Directors and Executive Officers of the Registrant
      The following is a list of the Company’s directors and executive officers, their ages as of March 1, 2006 and their principal position. Executive officers are appointed and may be removed by the Board of Directors.

Name	Age	Position

John D. Loewenberg	65	Chairman of the Board of Directors
Bradley D. Fire	36	Director
Alain J. Hanover	57	Director
Charles F. Kane	48	Director
Peter Gyenes	60	Director
David C. Mahoney	61	President, Chief Executive Officer and Director
Milton A. Alpern	54	Chief Financial Officer and Treasurer
Michael A. Morrison	43	Vice President, Worldwide Field Operations
Chanchal Samanta	52	Vice President, Research and Development
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
      Mr. Fire has been a director of the Company since February 2003. Mr. Fire has been the owner of Peeper Ranch, an equestrian facility, since March 2000. Mr. Fire served as a Senior Software Engineer of Go2Net, Inc., an Internet services company, from June 1998 to February 2000. Mr. Fire served as the co-Chief Executive Officer of Silicon Investor, a consumer website devoted to discussion about technology stocks, from May 1995 to June 1998.
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
      Mr. Gyenes has been a director of the Company since May 2000. Mr. Gyenes served as the Chairman and Chief Executive Officer of Ascential Software Corporation (formerly known as Informix Corporation), a global provider of information management software, from July 2000 until its acquisition by IBM in April 2005. Mr. Gyenes was Chairman, President and Chief Executive Officer of Ardent Software, Inc., a data integration software supplier, from April 1997 until the acquisition of Ardent by Informix in March 2000. Mr. Gyenes is a member of the Board of Directors of ViryaNet. Mr. Gyenes is also a member of the Board of Trustees of the Massachusetts Technology Leadership Council.
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
      Mr. Samanta joined the Company in January 2006 as Vice President, Research and Development. Prior to joining Applix, Mr. Samanta served as Vice President, Product Development at Unica Corporation, a publicly-held provider of enterprise marketing management software, from February 2002 to September 2005. From April 2001 to December 2001, Mr. Samanta served as Chief Technology Officer of Availant, Incorporated, a privately-held provider of availability management software and services. Before joining Availant, Mr. Samanta served as Chief Technology Officer of Veridiem, Inc., a privately-held provider of marketing effectiveness software, from October 2000 to March 2001.
      There are no family relationships among any of the directors or executive officers.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APLX”. The table below reflects the range of high and low sales price per share of common stock, as reported on NASDAQ for the periods indicated.

Fiscal 2005	High	Low

First Quarter	$9.25	$4.15
Second Quarter	$6.45	$4.21
Third Quarter	$7.24	$4.75
Fourth Quarter	$7.50	$6.05

Fiscal 2004	High	Low

First Quarter	$5.49	$3.33
Second Quarter	$5.37	$4.04
Third Quarter	$5.01	$3.30
Fourth Quarter	$5.10	$3.58
Dividends
      The Company has never paid any cash dividends on its common stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.
Holders
      The approximate number of holders of record of the Company’s common stock on March 1, 2006 was 166. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations:
Software license	$19,488	$16,228	$13,222	$16,050	$18,406
Professional services and maintenance	17,490	14,687	14,133	20,546	20,999
Total revenues	36,978	30,915	27,355	36,596	39,405
Total cost of revenues	4,005	4,039	7,120	12,029	14,871
Gross margin	32,973	26,876	20,235	24,567	24,534
Sales and marketing	15,337	10,588	10,747	15,311	21,671
Product development	5,269	4,785	5,512	5,699	6,848
General and administrative	5,095	6,217	7,653	5,249	4,484
Contingent consideration and amortization of acquired intangible asset	250	250	833	2,405	1,717
Write down of notes receivable	—	—	—	964	—
Restructuring expenses	—	577	3,238	381	1,700
Operating income (loss)	7,022	4,459	(7,748)	(5,442)	(11,886)
Net gain from sale of CRM assets	—	261	7,910	—	—
Permanent impairment of cost based investment	—	—	—	—	(1,250)
Income (loss) from continuing operations	6,838	4,808	167	(5,570)	(13,404)
Net income (loss)	6,738	4,702	(10)	(5,774)	(12,323)
Per Share Data:
Net income (loss) per share from continuing operations, basic	$0.47	$0.34	$0.01	$(0.46)	$(1.13)
Net income (loss) per share from continuing operations, diluted	$0.42	$0.31	$0.01	$(0.46)	$(1.13)
Net income (loss) per share, basic	$0.46	$0.33	$(0.00)	$(0.47)	$(1.04)
Net income (loss) per share, diluted	$0.41	$0.30	$(0.00)	$(0.47)	$(1.04)

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,938	$15,924	$9,241	$8,389	$8,228
Restricted cash	500	400	817	933	1,050
Working capital (deficit)	18,312	9,293	(2,119)	(4,457)	(175)
Total assets	38,098	27,185	21,949	23,547	24,938
Total stockholders’ equity	21,628	12,238	2,255	2,419	6,952

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW OF THE COMPANY’S OPERATIONS
      The Company is a global provider of BPM and BI applications based on Applix’s TM1. TM1 applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise.
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
      Historically, the Company also provided CRM software solutions. However, the Company decided to focus its efforts, including development, sales and marketing, on its BPM and BI products. In the first quarter of 2003, the Company sold certain assets relating to its customer relationship management solutions (“CRM Assets”) (For more information regarding the sale of the CRM Assets, the Company refers the reader to the discussion contained in Note 13 of the Notes to the Consolidated Financial Statements). The Company’s operating results reflect the operations of the CRM Assets up through its sale, which occurred on January 21, 2003, followed by the sale of the Company’s German CRM assets, which was consummated on March 17, 2003. The Company is currently only selling BPM and BI products and related services. The Company’s 2005 and 2004 revenues are comprised solely of sales from its BPM/ BI products.
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

Revenue Recognition
      Revenue from software licensing and service fees is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9 “Software Revenue Recognition with Respect to Certain Transactions.” Substantially all of the Company’s product license revenue is earned from the license of off-the-shelf software requiring no customization. Accordingly, the Company recognizes revenue from software licensing when all of the following criteria are met: (1) persuasive evidence of an arrangement exists via a signed agreement or purchase order; (2) delivery has occurred including authorization keys; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable.
      For contracts with multiple elements (e.g., delivered and undelivered products, support obligations, consulting, and training services), the Company determines the amount of revenue to allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, the Company allocates the total value of the arrangement first to the undelivered elements based on their vendor specific objective evidence (“VSOE”) and the remainder to the delivered element, the software license. The Company has determined fair value based upon prices it charges customers when these elements are sold separately. Maintenance contracts are generally sold with the initial licenses. The related maintenance revenue is deferred based upon VSOE, which is determined by the renewal price of the annual maintenance contract, and is recognized ratably over the maintenance contract period. The Company recognizes consulting and training service revenues, including those sold with license fees, as the services are performed based upon their established VSOE.
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

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company continuously monitors collections and payments from its customers and determines the allowance for doubtful accounts based upon analysis of aged accounts receivable, historical experience and specific customer collection issues. An allowance for doubtful accounts is provided for accounts that management believes may not be collected due to a customer’s financial circumstance (e.g. bankruptcy), and for those accounts that have aged over 180 days past due, for which there is a lack of evidence that supports their collectibility. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s overdue receivables balance were to increase significantly, additional allowances may be required.

Goodwill and Other Intangible Assets and Related Impairment
      In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors including legal factors, market conditions and operational performance of its acquired businesses to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. If events change and the Company has overestimated the economic life of its intangible asset, the Company will begin to amortize the remaining unamortized carrying value of this asset over the newly estimated life, which may result in additional amortization expense.

Restructuring
      During 2004 and 2003, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to the settlements of contractual obligations, including the restructuring of its UK office and Westborough, MA headquarters’ leases. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in incremental charges or credits to the income statement and have cash flow ramifications.

Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2005 and 2004, the Company’s U.S. deferred tax assets were fully reserved. In the event the Company were to determine in the future that it would be able to realize its deferred tax assets in excess of its net-recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.
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

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2005	Revenue	2004	Revenue	2003	Revenue

	(In thousands, except percentages)
Software License Revenues	$19,488	53%	$16,228	52%	$13,222	48%
Professional Services Revenues	1,937	5%	1,413	5%	3,037	11%
Maintenance Revenues	15,553	42%	13,274	43%	11,096	41%

Total Professional Services and Maintenance Revenues	17,490	47%	14,687	48%	14,133	52%

Total Revenues	$36,978	100%	$30,915	100%	$27,355	100%

      Total revenues for the year ended December 31, 2005 increased $6,063,000, or 20%, to $36,978,000 from $30,915,000 for the year ended December 31, 2004. The increase in total revenues from the prior year was comprised of increases of $3,260,000 in software license revenues and $2,803,000 in professional services and maintenance revenues.

Software Licenses
      Software license revenue increased by $3,260,000 to $19,488,000, or 53% of total revenues, in 2005 from $16,228,000, or 52% of total revenues, in 2004. The increase in software license revenues was largely due to the strengthening of our worldwide field operations, resulting primarily from additions to the sales operations made in the second half of 2004 and in 2005, as well as the continued development and enhancements to the Company’s product offerings. These efforts led to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals. The increase in deal size is reflected in the number of transactions resulting in software license revenue in excess of $100,000 which nearly doubled to 33 in 2005 from 17 in 2004.
      Domestic software license revenue increased 22% to $7,055,000 in 2005 from $5,767,000 in 2004. International software license revenue increased 19% to $12,433,000 in 2005 from $10,461,000 in 2004. The increase in international software license revenue was primarily due to increased revenues of approximately $1.6 million over 2004 achieved through sales by our Australian subsidiary to customers in the Asia Pacific region.
      The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers (“VARs”), independent distributors, sales agents and original equipment manufacturers (“OEMs”).

Professional Services and Maintenance
      Professional services and maintenance revenues increased by 19% to $17,490,000 in 2005 as compared to $14,687,000 in 2004. Maintenance revenues increased 17% to $15,553,000 in 2005 compared to $13,274,000 in 2004, while professional services revenues increased 37% to $1,937,000 in 2005 compared to $1,413,000 in 2004. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in professional services represented an increase of approximately $380,000 in consulting revenues resulting primarily from two significant consulting projects as well as a $144,000 increase in training revenues. The Company will continue to rely primarily on its partners to provide consulting services, including BPM/ BI product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, and bug fixes and patches. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	Year Ended December 31,

	2005		2004		2003

	(In thousands, except percentages)
Cost of Software License Revenues	$117		$427		$1,850
Cost of Professional Services and
Maintenance Revenues:
Cost of Professional Services Revenues	1,573		1,036		2,594
Cost of Maintenance Revenues	2,315		2,576		2,676

Total	3,888		3,612		5,270

Total Cost of Revenues	$4,005		$4,039		$7,120

Gross Margin(A):
Software License	$19,371	99%	$15,801	97%	$11,372	86%
Professional Services and Maintenance:
Professional Services	364	19%	377	27%	443	15%
Maintenance	13,238	85%	10,698	81%	8,420	76%

Total	13,602	78%	11,075	75%	8,863	63%

Total Gross Margin	$32,973	89%	$26,876	87%	$20,235	74%

(A)	Gross margins calculated as a percentage of related revenues.

Cost of Software License Revenues
      Cost of software license revenues consists primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was 1% for the year ended December 31, 2005, compared to 3% for the year ended December 31, 2004. The improvement in software license gross margin was primarily due to a decrease of $265,000 in the amortization of capitalized software development costs for the year ended December 31, 2005 compared to the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004.

Cost of Professional Services and Maintenance Revenues
      The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $276,000 to $3,888,000 for the year ended December 31, 2005 from $3,612,000 for the year ended December 31, 2004. Gross margin of professional services and maintenance revenues increased to 78% for the year ended December 31, 2005 from 75% for the year ended December 31, 2004. The improvement in gross margin was primarily due to lower partner maintenance fees as the Company has reduced the utilization of partners for providing the first level support to end-user customers in maintenance renewals, partially offset by an increase in professional service employees and third-party consulting fees resulting from increased training and consulting revenues.

Operating Expenses

	Year Ended December 31,

		Percent of		Percent of		Percent of
	2005	Revenue	2004	Revenue	2003	Revenue

	(In thousands, except percentages)
Sales and marketing	$15,337	41%	$10,588	34%	$10,747	39%
Product development	5,269	14%	4,785	15%	5,512	20%
General and administrative	5,095	14%	6,217	20%	7,653	28%
Restructuring expense	—	—	577	2%	3,238	12%
Contingent consideration related to an acquisition	—	—	—	—	583	2%
Amortization of acquired intangible asset	250	1%	250	1%	250	1%

Total Operating Expenses	$25,951	70%	$22,417	73%	$27,983	102%

Sales and Marketing
      Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses increased $4,749,000 to $15,337,000 for the year ended December 31, 2005 from $10,588,000 for the year ended December 31, 2004. Sales and marketing expenses as a percentage of total revenues were 41% and 34% for the years ended December 31, 2005 and 2004, respectively. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing, including specifically an increase to headcount from 35 at December 31, 2004 to 54 at December 31, 2005 in the Company’s direct sales force and presales technical staff, as well as an increased investment in marketing programs, advertising and lead generation activities. The increase was also attributable to higher sales commission expense based on increased revenues.

Product Development
      Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. Product development expenses increased $484,000 to $5,269,000 for the year ended December 31, 2005 from $4,785,000 for the year ended December 31, 2004. These expenses represented 14% and 15% of total revenues for the years ended December 31, 2005 and 2004, respectively. The increase in product development expenses was primarily due to costs related to the departure of the Company’s former Vice President, Product Development, including severance and stock-based compensation related to modification of certain stock awards of the terminated executive. The increase in product development expenses was also attributable to the utilization of independent consultants and contractors in certain quality assurance and product documentation activities as part of the development of new and existing products. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.

General and Administrative
      General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs (including costs under indemnification obligations to former executives) associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $1,122,000 to $5,095,000, or 14% of total revenues, for the year ended December 31, 2005 from

$6,217,000, or 20% of total revenues, for the year ended December 31, 2004. The decrease was primarily due to lower legal costs associated with the SEC investigation. The decrease from the prior year was also attributable to a reduction in allocated rent expense resulting from the Company’s restructuring of its UK office lease in 2004. The Company will continue to closely monitor general and administrative costs.

Restructuring Expense
      In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded a restructuring expense of $3,238,000. Restructuring expense included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring costs were fully paid as of December 31, 2004.
      Activity related to the restructuring accrual for the renegotiation of the Westborough headquarters’ office lease during 2004 was as follows:

	Balance at			Balance at
	January 1,		Payments and	December 31,
	2004	Adjustment	Write-Offs	2004

Facility exit costs	$3,050,000	$—	$(3,050,000)	$—
Professional service fees	350,000	(27,000)	(323,000)	—

Total	$3,400,000	$(27,000)	$(3,373,000)	$—

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
      Activity related to the restructuring of the UK office lease during 2004 and 2005 was as follows:

	Balance at			Balance at		Balance at
	January 1,	Restructuring		December 31,		December 31,
	2004	Expenses	Payments	2004	Payments	2005

Facility exit costs	$—	$467,000	$(94,000)	$373,000	$(143,000)	$230,000
Other direct costs	—	137,000	(137,000)	—	—	—

Total	$—	$604,000	$(231,000)	$373,000	$(143,000)	$230,000

Amortization of Acquired Intangible Asset
      Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001 was $250,000 for the years ended December 31, 2005 and 2004, respectively. The amortization expense will continue to be ratably amortized through the first quarter of 2007.
Non-Operating Income (Expenses)

Interest and Other Income, Net
      Interest and other income, net consists primarily of interest income, interest expense and gains and losses on foreign currency exchange fluctuations.
      Interest and other income, net decreased to income of $173,000 for the year ended December 31, 2005 from income of $313,000 for the year ended December 31, 2004. The decrease was mainly due to foreign currency exchange rate fluctuations, primarily the Euro, the British Pound, and the Australian dollar, on intercompany balances, which are considered short-term in nature and are denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded a loss on foreign exchange of approximately $292,000 for the year ended December 31, 2005, compared to a gain of $407,000 for the year ended December 31, 2004. The decrease in interest and other income, net was partially offset by an increase in interest income due to higher interest rates earned on higher average cash and short-term investments balances.

Net Gain from Sale of CRM Assets
      In the first quarter of 2003, the Company completed the sale of certain assets relating to its CRM Assets to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid back as of December 31, 2003 to iET for net working capital adjustments. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services. Accordingly, the Company recorded a net gain before tax of $7,910,000 for the year ended December 31, 2003, which includes net cash consideration of $5,263,000 and $3,552,000 of net liabilities assumed by iET less transaction costs of $905,000.
      During 2004, the Company reversed an accrual related to the sale of the CRM Assets since there were no identified remaining transaction costs or post-closing adjustments. This reversal resulted in an adjustment of approximately $261,000 to the net gain from the sale of the CRM Assets. The Company does not anticipate any further adjustments relating to the sale of the CRM Assets.

Provision for Income Taxes
      The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $357,000 and $225,000 for years ended December 31, 2005 and 2004, respectively. The effective tax rates were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards, which have resulted in the release of a portion of the previously established valuation allowance. The effective tax rate was further decreased by the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $320,000 in the year ended December 31, 2005. The tax provision was also impacted by foreign deferred income tax expense (benefit) of $250,000 and $(496,000) for the years ended December 31, 2005 and 2004, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Total revenues in 2004 increased 13% to $30,915,000 compared to $27,355,000 in 2003. Revenues for the year ended December 31, 2003 include $1,252,000 from the Company’s CRM Assets, which was sold during the first quarter of 2003. Software license revenue increased $3,006,000 in 2004 to $16,228,000 from $13,222,000 in 2003. Domestic software license revenue increased 36% to $5,767,000 in 2004 from $4,244,000 in 2003. This increase in software license revenue was partially attributable to the Company’s first-ever license transaction in excess of $1 million completed in the fourth quarter of 2004. International software license revenue increased 17% to $10,461,000 in 2004 from $8,978,000 in 2003.
      Professional services and maintenance revenues increased by 4% to $14,687,000 in 2004 as compared to $14,133,000 in 2003. Maintenance revenues increased 20% to $13,274,000 in 2004 compared to $11,096,000 in 2003, while professional services revenues decreased 53% to $1,413,000 in 2004 compared to $3,037,000 in 2003. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The decreases in professional services revenue were primarily due to the Company’s greater reliance on its partners to perform these services.
      Gross margin increased to 87% in 2004 from 74% in 2003. Software license revenue gross margin increased to 97% in 2004 from 86% in 2003, which was primarily due to a decrease of $930,000 in the amortization of capitalized software development costs for the year ended December 31, 2004 compared to the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004. The decrease was also attributable to a reduction of $540,000 in third-party software royalties paid by the Company in 2004 compared to 2003. Professional services and maintenance revenue gross margin increased to 75% in 2004 from 63% in 2003. This improvement in gross margin was due to the Company’s decrease in the number of professional service employees as a result of transfers in conjunction with the sale of the CRM Assets in the first quarter of 2003 as well as the change in revenue mix from lower margin consulting revenues to higher margin maintenance revenues.
      Sales and marketing expenses decreased $159,000 to $10,588,000 for the year ended December 31, 2004 from $10,747,000 for the year ended December 31, 2003. Sales and marketing expenses as a percentage of total revenues were 34% and 39% for the years ended December 31, 2004 and 2003, respectively. The decrease in sales and marketing expenses was primarily due to a decrease in sales and marketing costs related to its CRM product and decreases in sales and marketing employees and their related salaries as a result of transfers in conjunction with the sale of the CRM Assets in the first quarter of 2003.
      Product development expenses decreased $727,000 to $4,785,000 for the year ended December 31, 2004 from $5,512,000 for the year ended December 31, 2003. These expenses represent 15% of total revenues for the year ended December 31, 2004, as compared to 20% of total revenues for the year ended December 31, 2003. The decrease in product development expenses was primarily due to the transfer of product development employees in conjunction with the sale of the CRM Assets in the first quarter of 2003. The decrease was also attributable to a reduction in allocated rent expense resulting from the Company’s restructuring of its headquarters’ lease in January 2004.
      General and administrative expenses decreased $1,436,000, to $6,217,000, or 20% of total revenues, for the year ended December 31, 2004 from $7,653,000, or 28% of total revenues, for the year ended December 31, 2003. The 2004 decrease was primarily due to executive severance costs and stock-based compensation expenses related to certain executive stock options being lower than in 2003. The decrease was also attributable to a reduction in allocated rent expense for 2004, resulting from the Company’s restructuring of its headquarters’ lease in January 2004.
      In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company ceased to use, and made the determination that it had no future use of or benefit from, certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the abandoned space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. As a result of this restructuring plan, the Company recorded restructuring expense of $3,238,000, which included a $3,000,000 fee paid to the landlord for the abandoned space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of

2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of December 31, 2004.
      In the second quarter of 2004, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company made the determination that it had no future use of or benefit from, certain space pertaining to its UK office lease. In June 2004, the Company entered into a sublease agreement with a subtenant for a portion of the Company’s UK office lease. In July 2004, upon exiting the space, the Company recorded a restructuring charge of approximately $604,000. The restructuring charge was primarily comprised of the difference between the Company’s contractual lease rate for the subleased space and the anticipated sublease rate to be realized over the remaining term of the original lease, discounted by a credit adjusted risk rate of 8%. The restructuring charge also consisted of related professional services, including legal fees, broker fees and certain build-out costs, incurred in connection with the exiting of the facility.
      Compensation expenses and amortization of acquired intangibles consists primarily of contingent cash consideration relating to the Company’s March 2001 acquisition of Dynamic Decisions and the amortization of identified intangible assets, consisting of customer relationships, associated with the acquisition. For the year ended 2003, the Company recorded compensation expense related to these contingent payments of $583,000. Amortization expense for the customer relationships associated with the Dynamic Decisions acquisition was $250,000 for the years ended 2004 and 2003, respectively. All contingent amounts due for the Dynamic Decisions acquisition had been paid in 2003 and no further amounts are due.
      Interest and other income (expense) decreased to income of $313,000 for the year ended December 31, 2004, as compared to income of $933,000 for the year ended December 31, 2003. The decrease was primarily due to a lower net gain on foreign currency exchange fluctuations in 2004 compared to 2003 coupled with a provision of approximately $300,000 recorded in the fourth quarter of 2004 which represents the Company’s estimated exposure relating to an on-going unclaimed abandoned property audit by the Commonwealth of Massachusetts. This decrease in other income was offset by a gain recorded in the second quarter of 2004 of approximately $195,000 relating to the sale of its French subsidiary in second quarter of 2001. The Company received $195,000 from the buyer which had been held in escrow pending the outcome of a tax audit.
      In December 2002, the Company sold the stock of its Dutch subsidiary and recorded a gain from the sale of $141,000. The transaction included substantially all of the subsidiary’s assets and liabilities and an amendment to the existing distribution agreement between the Company and the purchaser to provide the purchaser exclusive rights to resell the Company’s CRM products in the Netherlands. In 2003, the Company eliminated the gain on the sale as a result of certain post-closing adjustments and recorded an additional accrual of transaction costs.
Liquidity and Capital Resources
      The Company derives its liquidity and capital resources primarily from the Company’s cash flows from operations. The Company’s cash and cash equivalent balances were $20,740,000 and $15,924,000 as of December 31, 2005 and 2004, respectively, which excludes restricted cash of $500,000 and $400,000, respectively. The Company’s days sales outstanding (“DSO”) in accounts receivable was 65 days as of December 31, 2005, compared with 59 days as of December 31, 2004.
      Cash provided by the Company’s operating activities was $7,314,000 for the year ended December 31, 2005 compared to cash provided by operating activities of $1,136,000 for the prior year. Cash provided by operating activities was primarily due to net income of $6,738,000 for the year ended December 31, 2005 and increase in deferred revenue of $1,291,000, partially offset by an increase in accounts receivable of $2,527,000.
      Cash used in investing activities totaled $4,876,000 for the year ended December 31, 2005 compared to cash provided by investing activities of $291,000 for the year ended December 31, 2004. Cash used in investing activities consisted primarily of the Company’s net purchase of approximately $4,198,000 of short-term investments during 2005.

      Cash provided by financing activities totaled $2,616,000 for the year ended December 31, 2005, which consisted of proceeds of $1,724,000 from the issuance of stock under stock plans, coupled with cash proceeds of $892,000 from the settlement of certain executive loans. This compares to total cash provided by financing activities of $5,155,000 for the year ended December 31, 2004, which included cash proceeds of $2,989,000, net of issuance costs, from the sale of common stock in February 2004 to a member of the Company’s Board of Directors, along with another investor who is related to the Board member.
      Cash paid for income taxes by the Company of $380,000 and $949,000 for the years ended December 31, 2005 and 2004, respectively, was primarily due to foreign taxes paid by the Company’s foreign subsidiaries.
      The Company has future cash commitments pertaining to its contractual obligations under its non-cancelable leases. The Company’s future minimum operating and capital lease payments for its office facilities and certain equipment as of December 31, 2005 are:

		Less Than			After
	Total Years	1 Year	1-3 Years	4-5 Years	5 Years

Non-cancelable operating leases	$4,547,000	$1,099,000	$1,869,000	$1,530,000	$49,000
Non-cancelable capital leases	72,000	33,000	39,000	—	—

Total contractual cash obligations	$4,619,000	$1,132,000	$1,908,000	$1,530,000	$49,000

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
      For the years ended December 31, 2005 and 2004, the Company achieved operating profitability and generated positive operating cash flow. The Company, however, incurred operating losses and negative cash flows for the last several years prior to 2004. As of December 31, 2005, the Company had an accumulated deficit of $33.9 million. Management’s plans include increasing revenues and generating positive cash flows from operations. The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash and short-term investment balances, funds expected to be generated from operations, and the SVB credit facility. The availability of borrowings under the Company’s credit facility is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and product development. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method.
      Adoption of SFAS 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS 123R will have no impact on our financial position. The Company expects stock-based compensation expense in 2006, relating to unvested, outstanding stock options as of December 31, 2005, will be in the range of $1.2 million to $1.5 million. The Company also expects that the additional grants of share-based awards will further increase our stock compensation expense to be recorded in 2006. These assumptions are highly subjective and changes in these assumptions would materially affect the Company’s estimates. SFAS 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.
      In November 2005, the FASB issued FASB Staff Position FAS115-1/124-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1/124-1”). This position amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, The Equity Method of Accounting for Investments in Common Stock. This position specifies guidance to be used in determining whether an investment is other than temporarily impaired. This position is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of operations. During 2005, the Company reported a net loss on foreign exchange of approximately $292,000 in its Consolidated Financial Statements of Operations, primarily due to unfavorable movements in the Australian dollar exchange rate. Based on foreign currency exposures existing at December 31, 2005, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $706,000 reduction to earnings. The Company has currently not engaged in activities to hedge these exposures.
      At December 31, 2005, the Company held $20,740,000 in cash and cash equivalents, excluding $500,000 of restricted cash, consisting primarily of money market funds, and $4,198,000 in short-term investments. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. Short-term investments are classified as available for sale and carried at amortized cost, which approximates their fair value. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

Item 8.	Financial Statements and Supplementary Data

Supplemental Quarterly Financial Data

	Q1 2005	Q2 2005	Q3 2005	Q4 2005

	(Unaudited)
	(In thousands, except per share amounts)
Revenue from continuing operations	$7,648	$9,432	$8,814	$11,084
Gross margin from continuing operations	$6,667	$8,411	$7,816	$10,079
Amortization of acquired intangible asset	$63	$62	$63	$62
Income from continuing operations	$631	$1,728	$1,973	$2,506
Loss from discontinued operations	$(20)	$(30)	$(20)	$(30)
Net income	$611	$1,698	$1,953	$2,476
Net income per share, basic	$0.04	$0.12	$0.13	$0.17
Net income per share, diluted	$0.04	$0.11	$0.12	$0.15
Weighted average number of basic shares outstanding	14,456	14,627	14,744	14,845
Weighted average number of diluted shares outstanding	16,417	16,129	16,534	16,672

	Q1 2004	Q2 2004	Q3 2004	Q4 2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenue from continuing operations	$7,383	$7,263	$6,909	$9,360
Gross margin from continuing operations	$6,154	$6,135	$6,046	$8,541
Restructuring expenses	$—	$(27)	$604	$—
Amortization of acquired intangible asset	$63	$62	$63	$62
Net gain from sale of CRM assets	$10	$—	$—	$251
Income from continuing operations	$764	$469	$452	$3,123
Loss from discontinued operations	$(26)	$(18)	$(36)	$(26)
Net income	$738	$451	$416	$3,097
Net income per share, basic	$0.05	$0.03	$0.03	$0.22
Net income per share, diluted	$0.05	$0.03	$0.03	$0.20
Weighted average number of basic shares outstanding	13,466	14,158	14,243	14,281
Weighted average number of diluted shares outstanding	15,010	15,725	15,539	15,631

Financial Statements
      The Company’s Consolidated Financial Statements are listed under Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this item is contained in part under the caption “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and in part in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2006 (the “2006 Proxy Statement”) in the sections entitled “Board of Directors and Corporate Governance Information — Members of the Board of Directors”, “Board of Directors and Corporate Governance Information — Director Candidates”, “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors and Corporate Governance Information — Board Committees,” and “Board of Directors and Corporate Governance Information — Code of Business Conduct and Ethics,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation
      The response to this item is contained in the 2006 Proxy Statement in the section entitled “Executive Compensation And Related Matters”, which section is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this item is contained in the 2006 Proxy Statement in the sections entitled “General Information About the Annual Meeting — Beneficial Ownership of Voting Stock”, “Executive Compensation and Related Matters — Equity Compensation Plan Disclosure” and “Executive Compensation and Related Matters — Retention Arrangements”, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this item is contained in the 2006 Proxy Statement in the section entitled “Executive Compensation and Related Matters — Certain Relationships and Related Transactions”, which section is incorporated herein by reference.

Item 14.	Independent Registered Public Accountant Fees and Services
      The information required by this item is contained in the 2006 Proxy Statement “Proposal 3 — Ratification of Selection of Independent Auditors — Independent Registered Public Accountants’ Fees And Other Matters”, which section is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following are filed as part of this Annual Report on Form 10-K.
      1. Consolidated Financial Statements.
      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K.
      2. Consolidated Financial Statement Schedules.
      All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto
      3. Exhibits.
      The exhibits filed as a part of this Annual Report on Form 10-K are as follows:

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.

3	.1(2)	—	Restated Articles of Organization.

3	.2(14)	—	Amended and Restated By-laws.

4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4	.2(8)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.

10	.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.

10	.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.

10	.4(6)†	—	Applix, Inc. 2001 Employee Stock Purchase Plan.

10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.

10	.6(11)	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.

10	.7(11)	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.

10	.8(11)	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.

10	.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.

10	.11(9)†	—	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003.

10	.12(10)†	—	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003.

10	.13(10)†	—	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003.

10	.14(11)	—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.

10	.15(11)	—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.

10	.16(11)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.

10	.17†	—	Applix, Inc. 2003 Director Equity Plan, as amended.

10	.18(12)†	—	Retention Agreement between the Registrant and Michael Morrison, dated as of June 1, 2004.

10	.19(16)†	—	Applix, Inc. 2004 Equity Incentive Plan, as amended.

10	.20(12)†	—	Form of Incentive Stock Option Agreement for the 2004 Equity Incentive Plan.

10	.21(12)†	—	Form of Nonstatutory Stock Option Agreement for the 2004 Equity Incentive Plan.

10	.22(13)†	—	Summary of 2004 Management Incentive Compensation Plan.

10	.23(13)†	—	Form of Stock Option Agreement for 2003 Director Equity Plan.

10	.24†	—	Summary of Compensation Policy for Directors of Applix, Inc.

10	.25(15)	—	First Loan Modification Agreement.

10	.26(15)	—	Summary of 2005 Management Incentive Plan.

10	.27(17)	—	Letter Agreement between Applix, Inc. and Craig Cervo, dated October 26, 2005.

10	.28(18)	—	2006 Executive Officer Bonus Plan.

21.1		—	Subsidiaries of the Registrant.

23.1		—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A, as filed with the Commission on March 4, 2004.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the Commission on August 13, 2004.

13.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

14.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2005.

15.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the Commission on May 16, 2005.

16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 15, 2005.

17.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on October 31, 2005.

18.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on March 1, 2006.

†	Management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 31, 2006 by the undersigned, thereunto duly authorized.

Applix, Inc.

By:	/s/ David C. Mahoney

David C. Mahoney
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Mahoney David C. Mahoney	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Milton A. Alpern Milton A. Alpern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ John D. Loewenberg John D. Loewenberg	Chairman of the Board of Directors	March 31, 2006

/s/ Bradley D. Fire Bradley D. Fire	Director	March 31, 2006

/s/ Peter Gyenes Peter Gyenes	Director	March 31, 2006

/s/ Alain J. Hanover Alain J. Hanover	Director	March 31, 2006

/s/ Charles F. Kane Charles F. Kane	Director	March 31, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Applix, Inc.:
      We have audited the accompanying consolidated balance sheets of Applix, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applix, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 31, 2006

APPLIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$20,740	$15,924
Short-term investments	4,198	—
Accounts receivable, less allowance for doubtful accounts of $231 and $227, respectively	8,066	6,171
Other current assets	1,295	1,207
Deferred tax assets	164	496

Total current assets	34,463	23,798
Restricted cash	500	400
Property and equipment, net	953	580
Other assets	712	687
Intangible assets, net of accumulated amortization of $1,188 and $938, respectively	312	562
Goodwill	1,158	1,158

TOTAL ASSETS	$38,098	$27,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$795
Accrued expenses	5,460	5,177
Accrued restructuring expenses, current portion	44	112
Deferred revenues	9,143	8,421

Total current liabilities	16,151	14,505

Accrued restructuring expenses, long term portion	186	261

Other long term liabilities	133	181

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 14,923,894 and 14,290,584 shares issued and outstanding, respectively	37	36
Additional paid-in capital	57,178	54,348
Accumulated deficit	(33,935)	(40,673)
Accumulated other comprehensive loss	(1,652)	(1,473)

Total stockholders’ equity	21,628	12,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,098	$27,185

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Revenues:
Software license	$19,488	$16,228	$13,222
Professional services and maintenance	17,490	14,687	14,133

Total revenues	36,978	30,915	27,355

Cost of revenues:
Software license	117	427	1,850
Professional services and maintenance	3,888	3,612	5,270

Total cost of revenues	4,005	4,039	7,120

Gross margin	32,973	26,876	20,235

Operating expenses:
Sales and marketing (includes $23 of stock-based compensation for the year ended December 31, 2003)	15,337	10,588	10,747
Product development (includes $155 of stock-based compensation for the year ended December 31, 2005)	5,269	4,785	5,512
General and administrative (includes $60, $60 and $267 of stock-based compensation for the years ended December 31, 2005, 2004 and 2003, respectively)	5,095	6,217	7,653
Restructuring expense	—	577	3,238
Contingent consideration and amortization of acquired intangible asset	250	250	833

Total operating expenses	25,951	22,417	27,983

Operating income (loss)	7,022	4,459	(7,748)
Non-operating income (expenses):
Interest and other income, net	173	313	933
Net loss from sale of subsidiary (Note 12)	—	—	(164)
Net gain from sale of CRM assets (Note 13)	—	261	7,910

Income before taxes	7,195	5,033	931
Provision for income taxes	(357)	(225)	(764)

Income from continuing operations	6,838	4,808	167
Discontinued operations:
Loss from discontinued operations	(100)	(106)	(177)

Net income (loss)	$6,738	$4,702	$(10)

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.47	$0.34	$0.01
Continuing operations, diluted	$0.42	$0.31	$0.01
Discontinued operations	(0.01)	(0.01)	(0.01)

Net income (loss) per share, basic	$0.46	$0.33	$(0.00)
Net income (loss) per share, diluted	$0.41	$0.30	$(0.00)

Weighted average number of shares outstanding:
Basic	14,669	14,038	12,601
Diluted	16,451	15,482	13,197
See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-In	Accumulated	(Loss)	Treasury	Stockholders’
	Stock	Capital	Deficit	Income	Stock	Equity

Balance, January 1, 2003	$32	$49,600	$(45,365)	$(487)	$(1,361)	$2,419

Net loss			(10)			(10)
Foreign currency exchange translation adjustment				(1,052)		(1,052)

Comprehensive loss						(1,062)
Stock issued under stock plans (549,573 shares)	1	897				898

Balance, December 31, 2003	33	50,497	(45,375)	(1,539)	(1,361)	2,255

Net income			4,702			4,702
Foreign currency exchange translation adjustment				66		66

Comprehensive income						4,768
Stock issued under stock plans (769,367 shares)	2	1,993				1,995
Sale of common stock to affiliates (657,894 shares)	2	2,987				2,989
Executive loans settlement		179			52	231
Redesignation of treasury shares	(1)	(1,308)			1,309	—

Balance, December 31, 2004	36	54,348	(40,673)	(1,473)	—	12,238

Net income			6,738			6,738
Foreign currency exchange translation adjustment				(178)		(178)
Unrealized gain on short-term investments				(1)		(1)

Comprehensive income						6,559
Stock issued under stock plans (633,310 shares)	1	1,783				1,784
Executive loans settlement		892				892
Stock-based compensation related to severance		155				155

Balance, December 31, 2005	$37	$57,178	$(33,935)	$(1,652)	$—	$21,628

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,738	$4,702	$(10)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	335	573	941
Amortization	250	515	1,445
Net gain on sale of CRM assets	—	(261)	(7,910)
Loss on disposal of property and equipment	4	99	—
Net loss on sale of subsidiary	—	—	164
Non-cash restructuring expenses	—	—	50
Non-cash stock compensation expense	215	60	290
Deferred income taxes	221	(496)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,527)	(144)	1,048
(Increase) decrease in other assets	(255)	955	(909)
Increase (decrease) in accounts payable	653	(309)	(1,243)
Increase (decrease) in accrued expenses	565	(1,612)	(1,530)
(Decrease) increase in accrued restructuring expenses	(143)	(3,027)	3,279
(Decrease) increase in other liabilities	(33)	(304)	9
Increase (decrease) in deferred revenue	1,291	385	(10)

Cash provided by (used in) operating activities	7,314	1,136	(4,386)
Cash flows from investing activities:
Property and equipment expenditures	(578)	(321)	(194)
(Increase) decrease in restricted cash	(100)	417	117
Net proceeds from CRM sale	—	—	5,263
Proceeds (payments) from sale of subsidiary	—	195	(145)
Purchases of short-term investments	(10,923)	—	—
Maturities of short-term investments	6,725	—	—

Cash (used in) provided by investing activities	(4,876)	291	5,041
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,724	1,935	898
Proceeds from issuance of common stock to affiliate	—	2,989	—
Proceeds from settlement of executive loans	892	231	—
Payment on short-term borrowing	—	—	(237)

Cash provided by financing activities	2,616	5,155	661
Effect of exchange rate changes on cash	(238)	101	(464)

Increase in cash and cash equivalents	4,816	6,683	852
Cash and cash equivalents at beginning of period	15,924	9,241	8,389

Cash and cash equivalents at end of period	$20,740	$15,924	$9,241

Supplemental disclosure of cash flow information
Cash paid for income tax	$380	$949	$574
See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY
      Applix, Inc. (the “Company”) is a global provider of Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1. TM1 applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise. The Company’s products represent one principal business segment, which the Company reports as its continuing operations.
      Historically, the Company also provided customer relationship management (“CRM”) software solutions. The Company sold certain assets relating to its CRM software solutions (the “CRM Assets”) in the first quarter of 2003 (See Note 13). The Company’s operating results include those from its CRM software solutions up through the sale of the CRM Assets, which occurred on January 21, 2003, followed by a March 17, 2003 sale of certain assets relating to the German CRM operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
      The consolidated financial statements include the accounts of Applix, Inc. and all of its subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassification
      Changes in restricted cash balances of $(100,000), $417,000 and $117,000 have been reported as cash flows from investing activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, respectively. Cash flows resulting from changes in restricted cash balances had previously been reported as cash flows from operating activities.

Use of Estimates
      The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of property and equipment and intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

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
      As part of an arrangement, end-user customers typically purchase maintenance contracts and in certain instances, professional services. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. Therefore, professional services are deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, training, building simple interfaces and running test data.
      Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is typically one year, based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when maintenance is sold separately, which is typically the contract’s renewal rate.
      Revenues for consulting services are generally recognized on a time and material basis as services are delivered. Based upon the Company’s experience in completing product implementations, these services are typically delivered within three months or less subsequent to the contract signing. Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and is typically a daily rate for professional services and a per class rate for training.
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
      Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other conditions for revenue recognition have been satisfied, when acceptance has been obtained as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund.
      At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the payment terms granted to the customer. For end-user customers and indirect channel partners, the Company’s typical payment terms are due within 30 to 90 days of the invoice date. If the payment terms for the arrangement are considered extended (generally, if payment is due greater than 90 days), the Company defers revenue under these arrangements and such revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due.
      In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the indirect channel partner. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are capitalized and amortized over the maintenance period. Under these arrangements, the Company recorded revenue over the related maintenance periods which aggregated to $433,000, $864,000 and $705,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid investments, including money market accounts, with a remaining maturity of three months or less at time of purchase. Cash and cash equivalents are carried at amortized cost, which approximates their fair value. Cash equivalents totaled $20,740,000 and $15,924,000 at December 31, 2005 and 2004, respectively.
      As of December 31, 2005 and 2004, $400,000 of restricted cash represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts.

Short-term Investments
      Short-term investments are classified as “available for sale” and recorded at amortized cost which approximates their fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax effects. Realized gains or losses are determined based on the specific identified cost of the securities. Any unrealized losses that are considered to be “other than temporary” are charged immediately to the income statement.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts
      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.
      The Company extends credit to its customers in the normal course of business, resulting in trade receivables. The Company’s normal credit terms are 30 to 90 days.
      The Company performs continuing credit evaluations of its customers’ financial condition, and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. An allowance for doubtful accounts is provided for customer accounts receivable, which management believes may not be collectible.
      The following table of qualifying accounts provides a rollforward of the allowance for doubtful accounts for each of the years ended December 31, (in thousands):

	2005	2004	2003

Balance, beginning of year	$227	$252	$2,098
Bad debt expense	27	79	15
Write-offs and other	(23)	(104)	(1,861)

Balance, end of year	$231	$227	$252

Property and Equipment
      Property and equipment are recorded at cost. Assets are depreciated using the straight-line method over the estimated useful lives of the related assets (2 to 6 years) as detailed below. Assets financed through capital lease agreements are depreciated by the straight-line method over the lease term.

	Estimated
	Useful Life
Asset Type	(In Years)

Office furniture	6
Leasehold improvement	5	(or life of lease, whichever is shorter)
Equipment	3
Computer equipment	3
Software	2 to 5

	December 31,

	2005	2004

	(In thousands)
Property and equipment:
Computer equipment and software	$2,100	$1,849
Furniture, equipment and leasehold improvements	1,394	1,241

	$3,494	$3,090
Less: accumulated depreciation and amortization	(2,541)	(2,510)

	$953	$580

      During the fourth quarter of 2004, the Company performed a physical inventory of its fixed assets after the discovery that certain of its fully depreciated fixed assets could not be located. As a result, the Company

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
wrote down approximately $10 million of gross fixed assets and accumulated depreciation yielding a loss on disposal of property and equipment of approximately $99,000 which was recorded during the fourth quarter of 2004. Additionally, the Company recorded a loss of approximately $4,000 during 2005 on the disposal of property and equipment with a gross value totaling approximately $185,000.

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
      There were no software development costs that qualified for capitalization during the years ended December 31, 2005 or 2004. Amortization expense related to software development cost was $265,000 and $1,195,000 (which includes $249,000 of write-down to its net realizable value in 2003) for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, there were no capitalized software development costs.

Goodwill, Intangible Assets and Long-lived Assets
      The Company tests its goodwill for impairment annually or more frequently upon occurrence of certain events or circumstances. Goodwill is tested for impairment annually using a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), to its carrying amount. The fair value of the reporting unit at September 30, 2005 and 2004 was estimated using the Market Value Approach. At September 30, 2005 and 2004, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value. To date, no impairment adjustments have been recorded.
      Intangible assets, other than goodwill, are amortized on a straight-line basis over their estimated useful lives, typically 6 years. No impairment adjustments have been recorded to date.
      Amortization expense related to the Company’s sole intangible asset, the customer relationships acquired in the Dynamic Decisions acquisition, totaled $250,000 during 2005, 2004 and 2003, respectively. The estimated future annual amortization expense for this intangible asset remaining as of December 31, 2005 is as follows:

2006	$250,000
2007	62,000

Total	$312,000

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets primarily include property and equipment and intangible assets with finite lives (customer-related intangibles). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. No impairment adjustments have been recorded to date.

Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is established against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As permitted by Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes — Special Areas, provisions for income taxes on undistributed earnings of foreign subsidiaries that are considered permanently invested are not recognized in the Company’s consolidated financial statements.

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

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Numerator:
Income from continuing operations	$6,838	$4,808	$167
Loss from discontinued operations	(100)	(106)	(177)

Net income (loss)	$6,738	$4,702	$(10)

Denominator:
Denominator for basic net income (loss) per share — Weighted shares outstanding	14,669	14,038	12,601
Diluted effect of assumed exercise of stock options	1,782	1,444	596

Denominator for diluted net income (loss) per share	16,451	15,482	13,197

Basic net income (loss) per share
Continuing operations	$0.47	$0.34	$0.01
Discontinued operations	$(0.01)	$(0.01)	$(0.01)

Total net income (loss) per share	$0.46	$0.33	$(0.00)

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Diluted net income (loss) per share
Continuing operations	$0.42	$0.31	$0.01
Discontinued operations	$(0.01)	$(0.01)	$(0.01)

Total net income (loss) per share	$0.41	$0.30	$(0.00)

      Common stock equivalents (stock options) of 114,771, 554,905 and 3,691,040 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively, because these options were anti-dilutive as either the Company reported a net loss for the period or the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.

Foreign Currency Translation
      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss) within stockholders’ equity. The Company has determined that its intercompany payables and receivables balances with its foreign subsidiaries are short-term in nature and as a result, the Company re-measures these balances at each period end and records any related foreign currency gains and losses in its consolidated statements of operations. The short-term intercompany balances with its foreign subsidiaries are denominated in the British pound, the Euro, the Australian dollar, and the Swiss franc. For the year ended December 31, 2005, the Company recorded a net loss of $292,000 on foreign exchange in its consolidated statements of operations, primarily due to the strengthening U.S. dollar against the Australian dollar and the Euro. For the years ended December 31, 2004 and 2003, foreign exchange net gains recorded in the consolidated statements of operations totaled $407,000 and $945,000, respectively, primarily as a result of the strengthening Euro, British pound and Australian dollar against the U.S. dollar.

Comprehensive Income (Loss)
      Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense amounted to $244,000, $62,000 and $34,000 in 2005, 2004 and 2003, respectively.

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For purposes of pro forma disclosure, the fair value of the Company’s stock-based awards to employees are estimated using the Black-Scholes option valuation model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	4	4	4
Expected stock price volatility	74.9%	80.0%	83.5%
Risk free interest rate	4.34%	3.00%	2.61%
      If compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net income (loss), as reported	$6,738	$4,702	$(10)
Add: Stock-based employee compensation expense included in reported net income (loss)	215	60	290
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,941)	(1,291)	(2,370)

Pro forma net income (loss)	$5,012	$3,471	$(2,090)

Net income (loss) per share:
Basic — as reported	$0.46	$0.33	$(0.00)
Diluted — as reported	$0.41	$0.30	$(0.00)
Basic — pro forma	$0.34	$0.25	$(0.17)
Diluted — pro forma	$0.31	$0.23	$(0.17)
Weighted average number of shares outstanding:
Basic	14,669	14,038	12,601
Diluted	16,027	15,187	12,601

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the first annual period beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method.
      Adoption of SFAS 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS 123R will have no impact on our financial position. The Company expects stock-based compensation expense in 2006, relating to unvested,

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding stock options as of December 31, 2005, will be in the range of $1.2 million to $1.5 million. The Company also expects that the additional grants of share-based awards will further increase our stock compensation expense to be recorded in 2006. These assumptions are highly subjective and changes in these assumptions would materially affect the Company’s estimates. SFAS 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.
      In November 2005, the FASB issued FASB Staff Position FAS115-1/124-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1/124-1”). This position amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, The Equity Method of Accounting for Investments in Common Stock. This position specifies guidance to be used in determining whether an investment is other than temporarily impaired. This position is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

3.	DISCONTINUED OPERATIONS
      On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the years ended December 31, 2005, 2004 and 2003 included costs of $100,000, $106,000 and $177,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.

4.	SHORT-TERM INVESTMENTS
      The Company’s short-term investments were as follows (in thousands):

		December 31, 2005

		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value

Debt securities	$4,199	$—	$(1)	$4,198
      As of December 31, 2005, all short-term investments mature in less than one year. Realized gains and losses were insignificant for 2005.
      Included in cash and cash equivalents at December 31, 2005 is approximately $6,041,000 of short-term investments considered to be cash equivalents, as the maturity dates of such investments were three months or less when purchased.

5.	ACCRUED EXPENSES
      Accrued expenses at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Income taxes	$756	$1,044
Sales and value added taxes	977	844
Compensation and benefits	2,260	1,707
Other	1,467	1,582

Total	$5,460	$5,177

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES
      Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions (in thousands):

	2005	2004	2003

Domestic	$6,750	$3,875	$(1,018)
Foreign	445	1,158	1,949

Total	$7,195	$5,033	$931

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):
Current:
Federal and state	$95	$(98)	$(128)
Foreign	12	819	892

Total Current	107	721	764

Deferred:
Federal and state	—	—	—
Foreign	250	(496)	—

Total Deferred	250	(496)	—

Total Income Tax Provision	$357	$225	$764

      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$6,610	$9,572
Accounts receivable	75	59
Accrued expenses	279	535
Accrued compensation and benefits	222	371
Property and equipment	83	80
Tax credit carryforwards	3,405	3,507

Total deferred tax assets	10,674	14,124

Deferred tax liabilities:
Basis differences of intangible asset	(94)	(169)

Total deferred tax liabilities	(94)	(169)

Valuation allowance	(10,510)	(13,628)

Net deferred tax asset	$70	$327

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2005	2004	2003

U.S. federal statutory rate	$2,446	$1,711	$(402)
Foreign tax rate differentials	110	217	(856)
Permanent items	72	34	24
State income taxes	—	30	53
Other	95	32	—
(Benefit from utilization of NOLs) unbenefitted losses	(2,366)	(1,799)	1,945

Income tax provision	$357	$225	$764

      The effective tax rate during 2005 was significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which have resulted in the adjustment to the corresponding portion of the previously established valuation allowance. During the year ended December 31, 2005, the Company also benefited from the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $320,000, and is included in the foreign tax rate differentials.
      The Company had federal net operating loss carryforwards of approximately $16,222,000 and $21,030,000 at December 31, 2005 and 2004, respectively. The Company also had tax credit carryforwards of approximately $3,405,000 and $3,507,000 at December 31, 2005 and 2004, respectively. The Company’s tax credit carryforwards as of December 31, 2005 consisted of $3,087,000 of federal and state research tax credits and $318,000 of alternative minimum tax credits and state investment tax credits. These net operating loss carryforwards and credits expire in various amounts through 2023.
      A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company continues to provide a valuation allowance for the full amount of the U.S. deferred tax asset due to the uncertainty of realization. The valuation allowance decreased during 2005, primarily due to the utilization of federal and state net operating loss carryforwards. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 would be allocated as follows (in thousands):

Reported in the statement of operations	$9,941
Reported in capital in excess of par	569

$10,510

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.
      The Company has been notified by the Massachusetts Department of Revenue that it will be subject to an audit of its Massachusetts state income tax returns for 2002, 2003 and 2004, for which fieldwork is scheduled to commence in May 2006. At this time, the Company cannot reasonably estimate an assessment, if any, that would result from this audit. Accordingly, no provision has been made in the financial statements. However, it is possible that provisions may be required in future periods if it becomes probable that an amount could be assessed and that amount can be reasonably estimated.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock
      The Company has 1,000,000 authorized shares of Preferred Stock, $0.01 par value per share. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. As of December 31, 2005, none of the preferred stock was issued and outstanding.

Common Stock
      The Company has 30,000,000 authorized shares of Common Stock, $0.0025 par value per share. As of December 31, 2005 and 2004, 14,923,894 and 14,290,584 shares of common stock were issued and outstanding, respectively.
      On February 27, 2004, a member of the Company’s Board of Directors along with another investor, who is related to the Board member, purchased a total 657,894 shares of common stock for approximately $3,000,000. The board member and the other investor each purchased 328,947 shares of common stock. The purchase price of the shares was $4.56 per share, which represents the average of the last reported sales price per share of Applix common stock on the NASDAQ Capital Market over the five consecutive trading days ending February 26, 2004.
      During 2003, the Company issued 15,000 shares to an employee resulting in stock-based compensation expense of approximately $23,000.

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Awards to employees require approval by the Board of Directors compensation committee. Awards generally vest in equal installments over four to five year periods. There are generally no performance conditions attached to employee awards, other than continued employment by the Company. Awards have a contractual life of 7 years.
      On May 27, 2004, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) previously adopted by the Board of Directors in the first quarter of 2004. Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. On June 9, 2005, the stockholders approved an amendment to the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,000,000 to 2,000,000 shares of common stock. As of December 31, 2005, there were 931,875 shares available for grant under the 2004 Plan.
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
      Pursuant to the 2003 Director Plan, each Non-Employee Director receives an automatic grant of common stock and an option for the purchase of common stock on January 1 of each year, beginning January 1, 2004 (except that a grant of common stock with respect to 2003 which occurred on the date that the 2003 Director Plan was approved by the stockholders in June 2003). Each Non-Employee Director receives an amount of common shares as determined in accordance with the 2003 Director Plan including whether the Director serves on a Board committee. Except for Election Grants, both the grant of shares and options are contingent upon attendance by the Non-Employee Director at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year. Each new Non-Employee Director receives an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2003 Director Plan. During 2005, 2004 and 2003, there were 11,976, 17,094 and

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
29,558 shares issued under the 2003 Director Plan, respectively. Issuances of these shares resulted in stock-based compensation expense of $60,000, $60,000 and $120,000 during 2005, 2004 and 2003, respectively. As of December 31, 2005, there were 141,372 shares available for grant under the 2003 Director Plan.
      Information with respect to activity under the various stock option plans is as shown below:

	Options Outstanding

		Weighted Average
	Number	Exercise Price

Balance at January 1, 2003	3,173,982	$4.08
Options granted	1,620,900	$1.80
Options exercised	(269,424)	$1.46
Options cancelled	(834,418)	$3.31

Balance at December 31, 2003	3,691,040	$3.44

Options granted	1,125,500	$4.08
Options exercised	(617,915)	$2.64
Options cancelled	(712,510)	$7.50

Balance at December 31, 2004	3,486,115	$2.96

Options granted	738,000	$5.35
Options exercised	(513,378)	$2.59
Options cancelled	(242,925)	$3.96

Balance at December 31, 2005	3,467,812	$3.46

      Information regarding options outstanding and exercisable as December 31, 2005, under the various stock plans is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices

$ .63-$ .94	8,125	1.0	$0.84	8,125	$0.84
$ .95-$ 1.42	325,458	3.1	$1.32	308,258	$1.32
$ 1.43-$ 2.14	1,274,038	4.0	$1.78	962,585	$1.81
$ 2.15-$ 3.22	72,532	2.5	$2.42	64,032	$2.44
$ 3.23-$ 4.84	957,201	5.2	$4.21	367,685	$4.16
$ 4.85-$ 7.27	740,133	5.6	$5.34	113,430	$5.34
$ 7.28-$10.92	24,625	4.3	$7.90	11,500	$7.92
$10.93-$16.40	59,700	0.6	$13.78	59,700	$13.78
$16.41-$18.06	6,000	1.0	$18.06	6,000	$18.06

	3,467,812	4.6	$3.46	1,901,315	$2.88

      At December 31, 2005, 4,541,059 shares of common stock were reserved for future issuance under the stock plans, which include stock options outstanding and stock options available for future grant.
      At December 31, 2004 and 2003, there were 1,341,237 and 1,778,766 exercisable options, respectively, with weighted average exercise prices of $3.14, and $4.90, respectively.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average grant date fair values for options granted were $3.51, $2.55 and $1.03, in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan
      On February 26, 2001, the Board of Directors adopted, and on May 4, 2001, the stockholders approved the Company’s Employee Stock Purchase Plan (“2001 Plan”), which authorized the issuance of up to 800,000 shares of common stock, allowing eligible employees to purchase common stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on either (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. On May 27, 2004, the stockholders approved an amendment to the 2001 Employee Stock Purchase Plan, previously adopted by the Board of Directors in the first quarter of 2004, increasing the total number of shares reserved for issuance by an additional 500,000 shares of common stock to an aggregate of 1,300,000 shares of common stock. During 2005, 2004 and 2003, there were 107,956, 134,358 and 235,591 shares issued under the 2001 Plan, respectively. At December 31, 2005, 383,771 shares were available for issuance under the 2001 Plan.

Notes Receivable from Stock Purchase Agreements
      In September 2000, the Company sold 256,002 shares of common stock to certain company executives. None of such individuals are currently executive officers of the Company. The purchase of such shares was funded by loans from the Company to the executives evidenced by full-recourse promissory notes due and payable on July 31, 2005. Interest on the promissory notes was calculated on the unpaid principal balance at a rate of 6% per year, compounded annually until paid in full. In the event that the executive sold any shares prior to July 31, 2005, the net proceeds from such sale would have become immediately due and payable without notice or demand. In the event the executive left the Company, voluntarily or for cause, the loan would have become immediately due and payable. Repayment terms were extended to the original maturity date for several employees who subsequently left the Company. The aggregate principal amount of the notes totaled $1,120,000 at December 31, 2002. Certain of these loans had been past due for some time, and subsequent to December 31, 2002, in connection with a severance arrangement the Company forgave one of the loans. As a result of the foregoing, consistent with EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation 44”, for accounting purposes only, the Company has characterized all of the notes as non-recourse. In this regard, the accounting for these notes has been treated as a repurchase of stock and the issuance of options. During the year ended December 31, 2002, the Company recorded a charge of $964,000 for the difference between the amounts due on the loans, including accrued interest of $128,000, and the fair value of the underlying stock at December 31, 2002.
      In February 2004, the Company collected approximately $231,000 as part of the settlement of three of the outstanding executive loans. As of December 31, 2005 and 2004, there were no amounts reflected on the Company’s Consolidated Balance Sheets as owed on these notes for accounting purposes only. In February 2005, the Company collected approximately $892,000 as part of the repayment of the remaining outstanding executive loans. The repayment in 2005 was accounted for as an option exercise in accordance with the provisions of EITF 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25” and has been recorded in additional paid-in capital As of December 31, 2005, there were no amounts outstanding for any of the executive loans.

8.	EMPLOYEE BENEFIT PLAN
      The Company has a defined contribution 401(k) plan (the “Plan”), in which all full time employees are eligible to participate once they have attained 21 years of age. The Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employee contributions vest immediately

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
while employer contributions vest fully after two years of employment. The Company’s matching contribution to the Plan was $145,000, $117,000 and $113,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

9.	MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATION
      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s business performance management and business intelligence software products (See Note 1). The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. Financial information provided to the Company’s chief operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. The Company had only one operating segment at December 31, 2005, 2004 and 2003.
      A summary of the Company’s operations by geographic locations for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

Geographic Segment Information	2005	2004	2003

Revenue from continuing operations
United States	$13,190	$10,764	$8,991
Europe	16,858	15,334	13,062
Pacific Rim	6,930	4,817	5,302

Total revenue from continuing operations	$36,978	$30,915	$27,355

      A summary of the Company’s long lived assets by geographic locations as of December 31, 2005 and 2004 is as follows (in thousands):

	At December 31, 2005

	Total	United States	Europe	Pacific Rim

Property and equipment, net	$953	$835	$95	$23
Other assets	712	79	633	—

	At December 31, 2004

	Total	United States	Europe	Pacific Rim

Property and equipment, net	$580	$432	$137	$11
Other assets	687	6	681	—

10.	BANK CREDIT FACILITIES
      In April 2005, the Company renewed its credit facility, which provides for loans and other financial accommodations, with Silicon Valley Bank (“SVB”). The renewed credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and is in the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The facility will expire in March 2007. The Company did not make any borrowings under its credit facility during 2005 or 2004. As of December 31, 2005 and 2004, there were no amounts outstanding under this credit facility.

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	CONTINGENT CONSIDERATION
      On March 31, 2001, the Company acquired all of the outstanding capital stock of Dynamic Decisions Pty Limited, its primary Australian reseller, to improve its market presence and increase the Company’s sales in the Pacific Rim region, for total cost of $5,867,000 consisting of maximum cash consideration of $5,150,000, transaction costs of $490,000 and 100,000 shares of the Company’s common stock, which had a fair market value at the date of acquisition of $227,000. According to the terms of the share purchase agreement, the total maximum cash consideration relating to the purchase of Dynamic Decisions was $5,150,000 payable in 10 installments over a maximum of 30 months beginning on July 1, 2001. Of the 10 installments, two of the installments totaling $1,267,000 were guaranteed and paid in 2001 and accounted for as purchase price. The remaining eight installments were contingent upon the employment of the two key employees, who were former shareholders of Dynamic Decisions, and therefore were being accounted for as compensation expense within operating expenses. These eight installments were expensed ratably on a straight-line basis over the employees’ contractual employment period, which commenced on April 1, 2001 and ended on March 31, 2003. For the year ended December 31, 2003, the Company recorded compensation expense related to these contingent payments of $583,000.

12.	SALE OF SUBSIDIARIES
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

13.	NET GAIN FROM SALE OF CRM ASSETS
      In the first quarter of 2003, the Company completed the sale of the CRM Assets to iET Acquisition, LLC (“iET”), a wholly-owned subsidiary of Platinum Equity Holdings, LLC for $5,750,000 in cash consideration, of which $487,000 was paid to iET for net working capital adjustments and $3,552,000 in net assumed liabilities. The sale excluded approximately $2,800,000 in net accounts receivable generated from the sale of CRM products and services.
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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the Company reversed an accrual related to the sale of the CRM Assets as all remaining transaction costs and post-closing adjustments had been recorded. This reversal resulted in an increase of approximately $261,000 to the net gain from the sale of the CRM Assets. The Company does not anticipate any further adjustments relating to the sale of the CRM Assets.

14.	RESTRUCTURING EXPENSES
      In 2003 and 2004, the Company adopted several plans of restructuring aimed at reducing operating costs company-wide, strengthening the Company’s financial position, and reallocating resources to pursue the Company’s future operating strategies.
      In the fourth quarter of 2003, the Company adopted a plan of restructuring to reduce operating costs. Under this plan, the Company had ceased to use and made the determination that it had no future use for or benefit from certain space pertaining to its Westborough headquarters’ office lease. The Company also commenced negotiations with its landlord to settle amounts related to its lease in general and the vacated space in particular. These negotiations were completed in January 2004, and as a result, the Company was able to estimate the cost to exit this facility. Additionally, the Company had determined that it would dispose of certain assets, which were removed from service shortly after the implementation of the plan. In connection with the restructuring plan, the Company recorded restructuring expense for this space of $3,238,000. The restructuring expense included a $3,000,000 fee paid to the landlord for the vacated space, an adjustment of $162,000 to reduce the Company’s deferred rent expense, transaction costs of $350,000 for professional service fees (brokerage and legal) and $50,000 in non-cash charges relating to the disposition of certain assets. In the second quarter of 2004, the Company recorded a credit to the restructuring charge of $27,000 as a change in estimate due to lower than anticipated professional service fees. The restructuring charge was fully paid as of December 31, 2004.
      The accrued restructuring expenses, as well as the Company’s adjustments, payments and write-offs made against accruals are detailed as follows:

	Balance at			Balance at			Balance at
	January 1,	Restructuring		December 31,		Payments and	December 31,
	2003	Expenses	Deferred Rent	2003	Adjustment	Write-Offs	2004

Facility exit costs	$—	$2,888,000	$162,000	$3,050,000	$—	$(3,050,000)	$—
Professional service fees	—	350,000	—	350,000	(27,000)	(323,000)	—

Total	$—	$3,238,000	$162,000	$3,400,000	$(27,000)	$(3,373,000)	$—

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restructuring charges accrued and unpaid at December 31, 2005, including current and long term portions of $44,000 and $186,000, respectively, were as follows:

	Balance at			Balance at		Balance at
	January 1,	Restructuring		December 31,		December 31,
	2004	Expenses	Payments	2004	Payments	2005

Facility exit costs	$—	$467,000	$(94,000)	$373,000	$(143,000)	$230,000
Other direct costs	—	137,000	(137,000)	—	—	—

Total	$—	$604,000	$(231,000)	$373,000	$(143,000)	$230,000

15.	RELATED PARTY TRANSACTIONS
      On December 29, 2003, the Company licensed its product to a customer whose chief executive officer and president serves on the Company’s Board of Directors. The amount paid by this customer was $50,000, which also included first year’s maintenance.
      For the year ended December 31, 2003, software license revenues and cost of software license revenues include sales and royalty expenses incurred in connection with a reseller agreement between the Company and Beachware Pty Ltd (“Beachware”) whose owners were also employees of the Company. During 2003, the Company recorded $810,000 in revenues and incurred royalty expenses of $514,000 related to Beachware product sales. In December 2003, the Company terminated the employment of the two principal owners of Beachware, who were former shareholders of Dynamic Decisions. The two former employees continued to resell the Company’s product under terms of a reseller agreement entered into with the Company in December 2003.
      On February 27, 2004, a member of the Company’s Board of Directors along with another investor, who is related to the Board member, purchased a total 657,894 shares of common stock for approximately $3,000,000. The Board member and the other investor each purchased 328,947 shares of common stock. The purchase price of the shares was $4.56 per share, which represents the average of the last reported sales price per share of Applix common stock on the NASDAQ Capital Market over the five consecutive trading days ending February 26, 2004.

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
      In the second quarter of 2003, the Company entered into Severance Agreements with two executives. Pursuant to their agreements, the Company agreed to pay the executives their salary and provide the executives certain benefits including medical during their severance period. During the second quarter of 2003, the Company recorded $206,000 in costs related to the termination of the executives, and $103,000 in stock-

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based compensation related to modifications to stock awards to one of the executives. The severance amounts were paid in equal installments. In the third quarter, the Company recorded an adjustment of $37,000 for changes in the estimated severance amounts for one of these executives. There is no remaining unpaid balance as of December 31, 2004.
      In the fourth quarter of 2005, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company agreed to pay the executive their salary and provide the executive certain benefits including medical during their severance period. During the fourth quarter of 2005, the Company recorded $65,000 in costs related to the termination of the executive and $155,000 in stock-based compensation related to modifications to stock awards. The severance amounts are to be paid in equal installments. The remaining unpaid balance as of December 31, 2005 was $48,000.

17.	COMMITMENTS AND CONTINGENCIES

Contingencies
      From time to time, the Company is subject to routine litigation and legal proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party, that the Company believes could result in a material adverse impact on its consolidated results of operations or financial condition.
      On January 4, 2006, the Company reached a settlement with the Securities and Exchange Commission concerning the SEC’s investigation, which commenced in 2003, relating to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The settlement does not require the Company to pay a monetary penalty. As part of the settlement, the Company has consented to a cease and desist order requiring future compliance with Federal securities laws and regulations, and has retained a consultant to assist the Company in reviewing its compliance procedures.
      In connection with this investigation, the Company is subject to indemnification obligations to certain former executives in accordance with the Company’s Articles of Organization. Since the Company is unable to estimate the future indemnification obligations, expenses related to these obligations are recorded as they become known. Under these indemnification agreements, the Company incurred legal expenses of $16,000 and $386,000 during the years ended December 31, 2005 and 2004, respectively. The Company had obligations of approximately $1,000 and $10,000 recorded in accrued liabilities as of December 31, 2005 and 2004, respectively. If it is ultimately determined that such executives do not satisfy the criteria for indemnification set forth in the Company’s Articles of Organization, such executives would be obligated to repay the Company any amounts advanced by the Company to cover legal fees or other expenses of defending such investigation.
      The Company is currently undergoing an unclaimed abandoned property (“UAP”) audit by the Commonwealth of Massachusetts. During 2004, the Company recorded a provision of approximately $300,000 based on its estimated exposure relating to the UAP audit. However, it is possible that additional provisions may be required in future periods if it becomes probable that the actual results from the ultimate disposition of the UAP audit differ from this estimate.

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

APPLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Commitments
      As of December 31, 2005, the Company had future cash commitments for the payments pertaining to its world-wide obligations under its non-cancelable operating leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

(In thousands)
2006	$1,132
2007	991
2008	917
2009	873
2010	657
2011 and after	49

Total minimum lease payments	$4,619

      The Company incurred $1,237,000, $1,338,000 and $2,312,000 in rent expense for the years ended December 31, 2005, 2004 and 2003, respectively.

EXHIBIT INDEX

2	.1(1)	—	Asset Purchase Agreement, dated January 21, 2003, by and between iET Acquisition, LLC and the Registrant.
3	.1(2)	—	Restated Articles of Organization.
3	.2(14)	—	Amended and Restated By-laws.
4	.1(3)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4	.2(8)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.
10	.1(4)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.3(5)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.4(6)†	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.5(7)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.6(11)	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10	.7(11)	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10	.8(11)	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
10	.10(6)†	—	Executive Stock Option Acceleration Agreement between the Registrant and Craig Cervo, dated June 9, 2000.
10	.11(9)†	—	Executive Change-in-Control Agreement between the Registrant and Craig Cervo, dated April 9, 2003.
10	.12(10)†	—	Retention Agreement between the Registrant and David C. Mahoney, dated May 1, 2003.
10	.13(10)†	—	Retention Agreement between the Registrant and Milton A. Alpern, dated June 16, 2003.
10	.14(11)	—	Purchase Agreement by and between Brad Fire and the Registrant, dated February 27, 2004.
10	.15(11)	—	Purchase Agreement by and between Jeffrey A. Dryer and the Registrant, dated February 27, 2004.
10	.16(11)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.
10	.17†	—	Applix, Inc. 2003 Director Equity Plan, as amended.
10	.18(12)†	—	Retention Agreement between the Registrant and Michael Morrison, dated as of June 1, 2004.
10	.19(16)†	—	Applix, Inc. 2004 Equity Incentive Plan, as amended.
10	.20(12)†	—	Form of Incentive Stock Option Agreement for the 2004 Equity Incentive Plan.
10	.21(12)†	—	Form of Nonstatutory Stock Option Agreement for the 2004 Equity Incentive Plan.
10	.22(13)†	—	Summary of 2004 Management Incentive Compensation Plan.
10	.23(13)†	—	Form of Stock Option Agreement for 2003 Director Equity Plan.
10	.24†	—	Summary of Compensation Policy for Directors of Applix, Inc.
10	.25(15)	—	First Loan Modification Agreement.
10	.26(15)	—	Summary of 2005 Management Incentive Plan.
10	.27(17)	—	Letter Agreement between Applix, Inc. and Craig Cervo, dated October 26, 2005.
10	.28(18)	—	2006 Executive Officer Bonus Plan.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 5, 2003.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 33-85688).

3.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

4.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

5.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

6.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, as originally filed with the Commission on April 2, 2001 and amended on June 15, 2001.

8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/ A, as filed with the Commission on March 4, 2004.

9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

12.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the Commission on August 13, 2004.

13.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

14.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2005.

15.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the Commission on May 16, 2005.

16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 15, 2005.

17.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on October 31, 2005.

18.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on March 1, 2006.

†	Management contract or compensatory plan.