Form 10-Q
period 2006-03-31
APPLIX INC /MA/
filed 2006-05-15
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of May 1, 2006, the Registrant had 15,185,409 outstanding shares of common stock.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2006
     Applix and TM1 are registered trademarks of Applix, Inc. TM1 Integra, Applix Interactive Planning, and TM1 Web are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.
     Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applix, Inc. (“Applix” or the “Company”) and its subsidiaries, other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors”. These and many other factors could affect Applix’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applix or on its behalf. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,044	$20,740
Short-term investments	2,971	4,198
Accounts receivable, less allowance for doubtful accounts of $216 and $231, respectively	5,933	8,066
Other current assets	1,460	1,295
Deferred tax assets	162	164

Total current assets	35,570	34,463
Restricted cash	400	500
Property and equipment, net	979	953
Other assets	610	712
Intangible asset, net of accumulated amortization of $1,250 and $1,188, respectively	250	312
Goodwill	1,158	1,158

TOTAL ASSETS	$38,967	$38,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,070	$1,504
Accrued expenses	4,976	5,460
Accrued restructuring expenses, current portion	45	44
Deferred revenues	9,574	9,143

Total current liabilities	15,665	16,151
Accrued restructuring expenses, long term portion	176	186
Other long term liabilities	109	133

Total liabilities	15,950	16,470

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0025 par value; 30,000,000 shares authorized; 15,102,934 and 14,923,894 shares issued and outstanding, respectively	38	37
Additional paid-in capital	58,298	57,178
Accumulated deficit	(33,838)	(33,935)
Accumulated other comprehensive loss	(1,481)	(1,652)

Total stockholders’ equity	23,017	21,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,967	$38,098

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Software license	$4,427	$3,447
Professional services and maintenance	4,566	4,201

Total revenues	8,993	7,648
Cost of revenues:
Software license	44	23
Professional services and maintenance	1,016	958

Total cost of revenues	1,060	981

Gross margin	7,933	6,667

Operating expenses:
Sales and marketing	4,573	3,395
Product development	1,568	1,151
General and administrative	1,724	1,361
Amortization of an acquired intangible asset	63	63

Total operating expenses	7,928	5,970

Operating income	5	697
Non-operating income (expense):
Interest and other income (expense), net	126	(20)

Income before income taxes	131	677
Provision for income taxes	12	46

Income from continuing operations	119	631
Discontinued operations:
Loss from discontinued operations	(22)	(20)

Net income	$97	$611

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.01	$0.04
Continuing operations, diluted	$0.01	$0.04
Discontinued operations	$(0.00)	$(0.00)

Net income per share, basic	$0.01	$0.04
Net income per share, diluted	$0.01	$0.04
Weighted average number of shares outstanding:
Basic	15,024	14,456
Diluted	16,467	16,417
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$97	$611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	115	68
Amortization	63	63
Stock-based compensation expense	495	15
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,213	1,619
Increase in other assets	(52)	(31)
(Decrease) increase in accounts payable	(349)	117
Decrease in accrued expenses	(478)	(47)
Decrease in accrued restructuring expenses	(9)	(55)
Decrease in other liabilities	(29)	(27)
Increase in deferred revenues	458	547

Cash provided by operating activities	2,524	2,880

Cash flows from investing activities:
Property and equipment expenditures	(226)	(43)
Decrease in restricted cash	100	—
Maturities of short-term investments	3,175	—
Purchases of short-term investments	(1,948)	(2,976)

Cash provided by (used in) investing activities	1,101	(3,019)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	584	825
Proceeds from notes receivable	—	892

Cash provided by financing activities	584	1,717

Effect of exchange rate changes on cash	95	(140)

Increase in cash and cash equivalents	4,304	1,438
Cash and cash equivalents at beginning of period	20,740	15,924

Cash and cash equivalents at end of period	$25,044	$17,362

Supplemental disclosure of cash flow information
Cash paid for income taxes	$192	$170

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Use of Estimates
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of property and equipment and intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and accrued liabilities.
3. Stock-based Compensation
     The Company grants stock options to its employees and directors and also provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase plans. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation.
     Under the provisions of SFAS 123R, the Company recognizes the fair value of stock-based compensation on a straight-line basis in net income over the requisite service period of the individual grant, which generally equals the vesting period. All of the Company’s stock-based compensation is accounted for as an equity instrument, as there have been no liability awards granted.
     The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, while prior period amounts are not restated. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $495,000 of stock-based compensation in its condensed consolidated statement of income for the three months ended March 31, 2006, which had the effect of reducing net income by $0.03 per basic and diluted share. The $495,000 of stock-based compensation was included in the following expense categories (in thousands):

Three Months
Ended
March 31,
2006
Cost of revenues	$16
Sales and marketing	168
Product development	120
General and administrative	191

Total	$495

     There was no income tax benefit recognized in the Company’s condensed consolidated statement of income for the three months ended March 31, 2006 for stock-based payments. At March 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.6 years, amounted to approximately $4,615,000. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.
     Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits related to stock-based compensation as cash flows from operating activities in the Company’s statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first quarter of 2006, there was no net tax benefit from the exercise of stock options.
     The Company has a number of stock award plans, which provide for the grant or issuance of options, restricted common stock, and unrestricted common stock. These plans are administered by the compensation committee of the Board of Directors, and allow for grants to employees, directors of the Company, and non-employees. Option grants can be in the form of either incentive stock options or non-qualified options. Exercise prices are set on the date of grant and are required to be at fair value, in the case of incentive stock options, or at the discretion of the compensation committee, in the case of non-qualified stock options. Options granted to non-employee directors must have an exercise price equal to the fair value of the common stock on the date of grant.
     Awards to employees require approval by the Board of Directors’ compensation committee. Options generally vest in equal installments over a four year period. There are generally no performance conditions attached to employee awards, other than continued employment by the Company. Options have a contractual life of 7 years.
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
     In 2003, the Board of Directors adopted, and the stockholders approved, the 2003 Director Equity Plan (the “2003 Director Plan”). The 2003 Director Plan provides for the grant of non-statutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees (“Non-Employee Directors”) of the Company or any subsidiary of the Company are eligible to be granted awards under the Plan. A total of 300,000 shares of the Company’s common stock may be issued under the 2003 Director Plan. Any shares subject to options granted pursuant to the 2003 Director Plan which terminate or expire unexercised will be available for future grants under the 2003 Director Plan. The 2003 Director Plan is administered by the compensation committee of the Board of Directors of the Company.

The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 2003 Director Plan, the stock options must be granted with an exercise price of no less than the fair market value of the stock on the date of grant.
     Pursuant to the 2003 Director Plan, each Non-Employee Director receives an automatic grant of common stock and an option for the purchase of common stock on January 1 of each year. Each Non-Employee Director receives an amount of common stock as determined in accordance with the 2003 Director Plan including whether the Director serves on a Board committee. Except for Election Grants (as defined below), both the grant of shares and options are contingent upon attendance by the Non-Employee Director at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year. Each new Non- Employee Director receives an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2003 Director Plan.
     Information with respect to stock option activity under the various stock plans is as shown below:

		Weighted
		Average
	Number	Exercise Price
Options outstanding at January 1, 2006	3,467,812	$3.46
Options granted	784,000	$6.39
Options exercised	(130,784)	$2.65
Options cancelled	(64,213)	$7.95

Options outstanding at March 31, 2006	4,056,815	$3.98

Options exercisable at March 31, 2006	1,987,795	$2.89

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2006 were 4.3 years and $15.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2006 were 3.8 years and $9.8 million, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $608,000.
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
     The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $3.46 and $1.81, respectively, for the three months ended March 31, 2006, assuming no dividends and using the following assumptions:

	Stock Option	Purchase
	Plans	Plan
Expected life (years)	4.6	.5
Expected stock price volatility	55.5%	51.0%
Risk free interest rate	4.45%	4.2%

     Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury rates on the date of grant for a term equivalent to the expected life of the options. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.
     Based on the Company’s historical employee turnover and stock option forfeitures rates, an annualized estimated forfeiture rate of 8.5% has been used in calculating the cost for stock options. Under the true-up provisions of SFAS 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.
     SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data).

Three Months
Ended
March 31, 2005
Net income as reported	$611
Add: Total stock-based employee compensation expense included in reported net income	15
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards	(448)

Pro forma net income	$178

Net income per share:
Basic — as reported	$0.04

Diluted — as reported	$0.04

Basic — pro forma	$0.01

Diluted — pro forma	$0.01

Weighted average number of shares outstanding:
Basic	14,456
Diluted	15,898
     The fair value for stock option awards during the three months ended March 31, 2005 was estimated at the date of the grant, using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

2005
Expected life (years)	4
Expected stock price volatility	94.8%
Risk free interest rate	3.57%
4. Earnings Per Share
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

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except
	per share data)
Numerator:
Income from continuing operations	$119	$631
Loss from discontinued operations	(22)	(20)

Net income	$97	$611

Denominator:
Denominator for basic net income per share — Weighted shares outstanding	15,024	14,456
Dilutive effect of assumed exercise of stock options	1,443	1,961

Denominator for diluted net income (loss) per share	16,467	16,417

Basic net income (loss) per share
Continuing operations	$0.01	$0.04
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.01	$0.04

Diluted net income (loss) per share
Continuing operations	$0.01	$0.04
Discontinued operations	$(0.00)	$(0.00)

Total net income per share	$0.01	$0.04

     Common stock equivalents (stock options) of 272,613 and 90,119 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.
5. Comprehensive Income (Loss)
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

	Three Months Ended
	March 31,
	(In thousands)
	2006	2005
Net income	$97	$611

Foreign currency translation adjustments	171	(63)
Unrealized loss on short-term investments	—	(1)

Other comprehensive income (loss)	171	(64)

Total comprehensive income	$268	$547

6. Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $12,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively. The effective tax rates during the three months ended March 31, 2006 and 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards, which will result in the adjustment to the corresponding portion of the previously established valuation allowance. As of March 31, 2006, the domestic deferred tax assets remained fully reserved by the valuation allowance.
7. Commitments and Contingencies
Contingencies
     On January 4, 2006, the Company reached a settlement with the Securities and Exchange Commission concerning the SEC’s investigation, which commenced in 2003, relating to the restatement of the Company’s financial statements for fiscal years 2001 and 2002. The settlement did not require the Company to pay a monetary penalty. As part of the settlement, the Company consented to a cease and desist order requiring future compliance with Federal securities laws and regulations, and retained a consultant to assist the Company in reviewing its compliance procedures.
     In connection with this investigation, the Company is subject to indemnification obligations to certain former executives in accordance with the Company’s Restated Articles of Organization. Since the Company is unable to estimate the future indemnification obligations, expenses related to these obligations are recorded as they become known. Under these indemnification agreements, the Company incurred legal expenses of $69,000 and $80,000 during the three months ended March 31, 2006 and 2005, respectively. The Company had obligations of approximately $50,000 and $26,000 recorded in accrued liabilities as of March 31, 2006 and December 31, 2005, respectively. If it is ultimately determined that such executives do not satisfy the criteria for indemnification set forth in the Company’s Restated Articles of Organization, such executives would be obligated to repay the Company any amounts advanced by the Company to cover legal fees or other expenses of defending such investigation.
     From time to time, the Company is subject to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party, that the Company believes could have a material adverse impact on its consolidated results of operations or financial condition.
8. Restructuring Expenses
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
     Restructuring charges accrued and unpaid at March 31, 2006, including current and long term portions of $45,000 and $176,000, respectively, were as follows:

	Balance at			Balance at
	December 31,	Restructuring		March 31,
	2005	Expenses	Payments	2006
Facility exit costs	$230,000	—	$(9,000)	$221,000

Total	$230,000	—	$(9,000)	$221,000

9. Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended March 31, 2006 and 2005 included costs of $22,000 and $20,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF THE COMPANY’S OPERATIONS
     The Company is a global provider of Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1. TM1 applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise.
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
Stock-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, we generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
     In transitioning from APB 25 to SFAS 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
     Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates the following assumptions:
•	Expected volatility is based on the historical volatility of the Company’s common stock.

•	The risk-free interest rate is based on the U.S. Treasury rates on the date of grant for a term equivalent to the expected life of the options.

•	The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Term,” which represents the average of the contractual life of the stock option and its graded vesting term, as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.

•	No dividends payments as the Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.
     Many of these assumptions are highly subjective and require the exercise of management judgment. Management must also apply judgment in developing an estimate of awards that may be forfeited, which is based on the Company’s historical employee turnover and stock option forfeitures rates. If actual results differs significantly from its estimates, management may choose to employ different assumptions in the future, and the stock-based compensation expense recorded in future periods may differ materially from that recorded in the current period.
     For more information about stock-based compensation, including valuation methodology, see Note 3 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
     Management believes the following additional critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Other Intangible Assets and Related Impairment

•	Restructuring

•	Income Taxes
     These policies are unchanged from those used to prepare the 2005 annual consolidated financial statements. For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, to Note 2 to the consolidated financial statements for the year ended December 31, 2005, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
Revenues

	(In thousands, except percentages)

	Three Months Ended March 31,
		Percent		Percent
		of		of
	2006	Revenue	2005	Revenue
Software License Revenues	$4,427	49%	$3,447	45%

Professional Services Revenues	431	5%	466	6%
Maintenance Revenues	4,135	46%	3,735	49%

Total Professional Services and Maintenance Revenues	4,566	51%	4,201	55%

Total Revenues	$8,993	100%	$7,648	100%

     Total revenues for the three months ended March 31, 2006 were $8,993,000, compared to $7,648,000 for the three months ended March 31, 2005. The increase in total revenues from the prior year was comprised of increases of $980,000 in software license revenues and $365,000 in professional services and maintenance revenues.
     Total revenues for three months ended March 31, 2006 increased 18%, which includes impacts of foreign currency exchange rate fluctuations, from the same period in the prior year. When expressed at constant foreign currency exchange rates, total revenues increased 23% for the three months ended March 31, 2006 compared to the same period in the prior year.
Software License Revenues
     Software license revenues increased by $980,000 to $4,427,000, or 49% of total revenues, for the three months ended March 31, 2006, from $3,447,000, or 45% of total revenues, for the three months ended March 31, 2005. Software license revenues for three months ended March 31, 2006 increased 28%, which includes impacts of foreign currency exchange rate fluctuations, from the same period in the prior year. When expressed at constant foreign currency exchange rates, total software license revenues increased 35% for the three months ended March 31, 2006 compared to the same period in the prior year. The increase in software license revenues was largely due to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals resulting from the strengthening of our worldwide field operations, resulting primarily from additions to the sales operations, as well as the continued development and enhancements to the Company’s product offerings.
     Domestic license revenues increased by $624,000 to $1,769,000 for the three months ended March 31, 2006 from $1,145,000 for the three months ended March 31, 2005. International license revenues increased by $356,000 to $2,658,000 for the three months ended March 31, 2006 from $2,302,000 for the three months ended March 31, 2005.
     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers (“VARs”), independent distributor and sales agents and original equipment manufacturers (“OEMs”).
Professional Services and Maintenance
     Professional services and maintenance revenues increased by 9% to $4,566,000 for the three months ended March 31, 2006 as compared to $4,201,000 for the three months ended March 31, 2005. When expressed at constant foreign currency exchange rates, professional services and maintenance revenues increased 14% for the three months ended March 31, 2006 compared to the same period in the prior year. During the three months ended March 31, 2006, maintenance revenues increased $400,000 to $4,135,000, compared to $3,735,000 for the three months ended March 31, 2005, and professional services revenues decreased to $431,000 for the three months ended March 31, 2006, compared to $466,000 for the three months ended March 31, 2005. The increase in maintenance revenue was primarily attributable to the increase in the customer installed base from the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The Company will continue to rely primarily on its partners to provide consulting services, including BPM/BI product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, as well as bug fixes and patches. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended March 31,
	2006	2005
Cost of Software License Revenues	$44	$23

Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	411	410

	(In thousands, except percentages)
	Three Months Ended March 31,
	2006		2005
Cost of Maintenance Revenues	605		548

Total	1,016		958

Total Cost of Revenues	$1,060		$981

Gross Margin:		(A )		(A )

Software License	$4,383	99%	$3,424	99%

Professional Services and Maintenance:
Professional Services	20	5%	56	12%
Maintenance	3,530	85%	3,187	85%

Total	3,550	78%	3,243	77%

Total Gross Margin	$7,933	88%	$6,667	87%

(A)	Gross margins calculated as a percentage of related revenues.
Cost of Software License Revenues
     Cost of software license revenues consists primarily of third-party software royalties and the cost of product packaging and documentation material. Cost of software license revenues as a percentage of software license revenues was less than 1% for the three months ended March 31, 2006 and 2005. The increase in the cost of license revenues was primarily due an increase in third-party royalties associated with the sales of certain products.
Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $58,000 to $1,016,000 for the three months ended March 31, 2006 from $958,000 for the three months ended March 31, 2005. Gross margin of professional services and maintenance revenues increased to 78% for the three months ended March 31, 2006 as compared to 77% for the three months ended March 31, 2005. The improvement in gross margin was primarily due to lower partner maintenance fees as the Company has reduced the utilization of partners for providing the first level support to end-user customers in maintenance renewals, partially offset by an increase in customer support and professional service employees and approximately $16,000 in stock-based compensation expenses due to the adoption of SFAS 123R on January 1, 2006.
Operating Expenses

	(In thousands, except percentages)
	Three Months Ended March 31,
		Percent of		Percent of
	2006	Revenues	2005	Revenues
Sales and marketing	$4,573	51%	$3,395	44%
Product development	1,568	17%	1,151	15%
General and administrative	1,724	19%	1,361	18%
Amortization of acquired intangible asset	63	1%	63	1%

Total operating expenses	$7,928	88%	$5,970	78%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses, as well as the cost of the Company’s international sales operations. Sales and marketing expenses increased $1,178,000 to $4,573,000 for the three months ended March 31, 2006 from $3,395,000 for the three months ended March 31, 2005. Sales and marketing expenses as a percentage of total revenues were 51% and 44% for the three months ended March 31, 2006 and 2005, respectively. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing personnel, including specifically an increase in headcount from 43 at March 31, 2005 to 55 at March 31, 2006 in the Company’s direct sales force and presales technical staff. In addition, the Company increased its investment in marketing programs, advertising and lead generation activities. The increase was also attributable higher sales commission expense based on increased revenues and approximately $168,000 in stock-based compensation expenses due to the adoption of SFAS 123R on January 1, 2006.
Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs, as well as the cost of software development tools. Product development expenses increased $417,000 to $1,568,000 for the three months ended March 31, 2006 from $1,151,000 for the three months ended March 31, 2005. These expenses represent 17% of total revenues for the three months ended March 31, 2006, as compared to 15% of total revenues for the three months ended March 31, 2005. The increase in product development expenses was primarily due to an increase in staffing as well as approximately $120,000 in stock-based compensation expenses due to the adoption of SFAS 123R on January 1, 2006. The Company anticipates that it will continue to devote substantial resources to the development of new products, new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include those legal costs incurred under indemnification obligations to former executives associated with the investigation by the Securities and Exchange Commission (“SEC”) related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses increased $363,000 to $1,724,000, or 19% of total revenues, for the three months ended March 31, 2006 from $1,361,000, or 18% of total revenues, for the three months ended March 31, 2005. The increase was partially due to higher legal and consulting costs associated with the previously announced SEC investigation that was settled in January 2006. These costs totaled approximately $197,000 for the three months ended March 31, 2006 as compared to approximately $80,000 for the three months ended March 31, 2005. The increase was also attributable in part to approximately $191,000 of stock-based compensation expenses due to the adoption of SFAS 123R on January 1, 2006. The Company will continue to closely monitor general and administrative costs.
Amortization of Acquired Intangible Asset
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $63,000 for the three months ended March 31, 2006 and 2005, respectively. The amortization expense will continue to be ratably amortized through the first quarter of 2007.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net consists primarily of interest income, interest expense, as well as gains and losses on foreign currency exchange fluctuations.
     Interest and other income (expense), net increased to income of $126,000 for the three months ended March 31, 2006, as compared to an expense of $20,000 for the three months ended March 31, 2005. The increase was mainly due an increase of approximately $139,000 in interest income for the three months ended March 31, 2006 as compared to the same period in 2005 due to higher interest rates earned on higher average cash and short-term investments balances.

Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $12,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively. The effective tax rates of approximately 9% for the three months ended March 31, 2006 and 7% for the three months ended March 31, 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the anticipated utilization of domestic net operating loss carryforwards, which will result in the release of a portion of the previously established valuation allowance.
Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended March 31, 2006 and 2005 included costs of $22,000 and $20,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.
LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $25,044,000 and $20,740,000 as of March 31, 2006 and December 31, 2005, respectively, which excludes restricted cash of $400,000 and $500,000 as of each respective date. The Company’s days sales outstanding (“DSO”) in accounts receivable was 59 days as of March 31, 2006, compared with 65 days as of December 31, 2005.
     Cash provided by the Company’s operating activities was $2,524,000 for the three months ended March 31, 2006, compared to cash provided by operating activities of $2,880,000 for the three months ended March 31, 2005. Cash provided by operating activities was primarily due strong cash collections on its accounts receivable for the three months ended March 31, 2006.
     Cash provided by investing activities totaled $1,101,000 for the three months ended March 31, 2006 compared to cash used in investing activities of $3,019,000 for the three months ended March 31, 2005. Cash provided by investing activities consisted primarily of maturities, net of purchases, of approximately $1,227,000 of short-term investments during the three months ended March 31, 2006.
     Cash provided by financing activities totaled $584,000 for the three months ended March 31, 2006, which consisted of proceeds received from the issuance of stock under the Company’s stock plans. Cash provided by financing activities totaled $1,717,000 for the three months ended March 31, 2005, which consisted of $825,000 of proceeds received from the issuance of stock under the Company’s stock plans and $892,000 of proceeds from the repayment of notes receivable.
     Cash paid for income taxes by the Company was $192,000 and $170,000 for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to an increase in federal income taxes paid.
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
     The Company has contractual obligations for capital leases, operating leases and purchase obligations that were summarized in a table of Contractual Obligations set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the contractual obligations of the Company, outside of the ordinary course of the Company’s business, since December 31, 2005.
     The Company does not have any off-balance sheet financing or unconsolidated special purpose entities.
     The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash and short-term investment balances, funds expected to be generated from operations, and funding available under the SVB credit facility. The availability of borrowings under the Company’s credit facility is subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and product development. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of income. For the three months ended March 31, 2006, the Company reported a net loss on foreign exchange of approximately $81,000 in its Condensed Consolidated Statements of Income, primarily due to unfavorable movements in the Australian dollar exchange rate. Based on foreign currency exposures existing at March 31, 2006, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $925,000 reduction to earnings. The Company has not engaged in activities to hedge these exposures.
     At March 31, 2006, the Company held $25,044,000 in cash and cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds, and $2,971,000 in short-term investments. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. Short-term investments are classified as available for sale and carried at amortized cost, which approximates their fair value. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
WE MAY NOT SUSTAIN PROFITABILITY OR BE ABLE TO FULFILL ANY FUTURE CAPITAL NEEDS.
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

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
10.1	Change-in-Control Agreement between the Registrant and Chanchal Samanta, dated January 5, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.

Date: May 15, 2006	/s/ Milton A. Alpern

Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Change-in-Control Agreement between the Registrant and Chanchal Samanta, dated January 5, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.