Form 10-Q
period 2006-06-30
APPLIX INC /MA/
filed 2006-08-14
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of August 1, 2006, the Registrant had 15,561,851 outstanding shares of common stock.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2006
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,467	$20,740
Short-term investments	4,865	4,198
Accounts receivable, less allowance for doubtful accounts of $227 and $231, respectively	10,083	8,066
Other current assets	1,610	1,295
Deferred tax assets	171	164

Total current assets	38,196	34,463
Restricted cash	400	500
Property and equipment, net	1,207	953
Other assets	660	712
Intangible asset, net of accumulated amortization of $1,313 and $1,188, respectively	187	312
Unallocated purchase price (Note 3)	16,280	—
Goodwill	1,158	1,158

TOTAL ASSETS	$58,088	$38,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,208	$1,504
Accrued expenses	9,108	5,460
Accrued restructuring expenses, current portion	48	44
Current portion of debt	1,625	—
Deferred revenues	11,347	9,143

Total current liabilities	24,336	16,151
Accrued restructuring expenses, long-term portion	176	186
Long-term debt	4,875	—
Other long-term liabilities	85	133

Total liabilities	29,472	16,470

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0025 par value; 30,000,000 shares authorized; 15,517,076 and 14,923,894 shares issued and outstanding, respectively	39	37
Additional paid-in capital	61,521	57,178
Accumulated deficit	(31,511)	(33,935)
Accumulated other comprehensive loss	(1,433)	(1,652)

Total stockholders’ equity	28,616	21,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,088	$38,098

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Software license	$8,192	$5,026	$12,619	$8,473
Professional services and maintenance	5,128	4,406	9,694	8,607

Total revenues	13,320	9,432	22,313	17,080

Cost of revenues:
Software license	131	33	175	56
Professional services and maintenance	1,149	988	2,165	1,946

Total cost of revenues	1,280	1,021	2,340	2,002

Gross margin	12,040	8,411	19,973	15,078

Operating expenses:
Sales and marketing	5,707	3,915	10,280	7,310
Product development	1,739	1,294	3,307	2,445
General and administrative	2,205	1,406	3,929	2,767
Amortization of an acquired intangible asset	62	62	125	125

Total operating expenses	9,713	6,677	17,641	12,647

Operating income	2,327	1,734	2,332	2,431
Non-operating income (expense):
Interest and other income, net	349	114	475	94

Income before income taxes	2,676	1,848	2,807	2,525
Provision for income taxes	323	120	335	166

Income from continuing operations	2,353	1,728	2,472	2,359
Discontinued operations:
Loss from discontinued operations	(26)	(30)	(48)	(50)

Net income	$2,327	$1,698	$2,424	$2,309

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.15	$0.12	$0.16	$0.16
Continuing operations, diluted	$0.14	$0.11	$0.15	$0.14
Discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income per share, basic	$0.15	$0.12	$0.16	$0.16
Net income per share, diluted	$0.14	$0.11	$0.15	$0.14
Weighted average number of shares outstanding:
Basic	15,193	14,627	15,105	14,542
Diluted	16,702	16,129	16,581	16,284
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$2,424	$2,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	239	143
Amortization	125	125
Stock-based compensation expense	1,045	30
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(172)	557
(Increase) decrease in prepaid and other current assets	(66)	56
Decrease (increase) in other assets	131	(5)
Increase in accounts payable	186	327
Increase in accrued expenses	723	761
Decrease in accrued restructuring expenses	(23)	(110)
Decrease in other liabilities	(58)	(55)
Increase (decrease) in deferred revenues	650	(31)

Cash provided by operating activities	5,204	4,107
Cash flows from investing activities:
Acquisition, net of cash acquired	(11,138)	—
Property and equipment expenditures	(348)	(65)
Decrease (increase) in restricted cash	100	(100)
Maturities of short-term investments	4,530	1,650
Purchases of short-term investments	(5,198)	(4,530)

Cash used in investing activities	(12,054)	(3,045)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	777	897
Proceeds from long-term debt, net of issuance costs	6,451	—
Proceeds from notes receivable	—	892

Cash provided by financing activities	7,228	1,789

Effect of exchange rate changes on cash	349	(327)

Increase in cash and cash equivalents	727	2,524
Cash and cash equivalents at beginning of period	20,740	15,924

Cash and cash equivalents at end of period	$21,467	$18,448

Supplemental disclosure of cash flow information
Cash paid for income taxes	$266	$252

Supplemental disclosure of non-cash financing activity
In June 2006, the Company issued 330,252 shares of common stock valued at $2.5 million in connection with the acquisition of Temtec International B.V. (Note 3).
See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
     Applix, Inc. (the “Company”) is a global provider of Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1 that enables continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise. The Company’s products represent one principal business segment, which the Company reports as its continuing operations.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Use of Estimates
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of property and equipment and intangible assets, goodwill, domestic and foreign income tax liabilities, valuation of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and accrued liabilities.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.
3. Acquisition
     On June 15, 2006, the Company completed the acquisition of Temtec International B.V. (“Temtec”), a privately-held Netherlands company that is a leading provider of self-service analytic software that empowers non-technical business users to analyze and report on business-critical information in real time. The acquisition of Temtec enables the Company to provide companies with a more powerful solution set for creating, managing and delivering compelling operational performance management applications throughout the enterprise. The total purchase price for Temtec was approximately $15,228,000 and was comprised of the following:

At
June 15,
2006
(in thousands)
Cash	$11,455
Common stock (330,252 shares)	2,500
Direct acquisition costs	1,273

Total	$15,228

     Direct acquisition costs include the estimated investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.
     On June 15, 2006, the Company deposited $1 million of the cash consideration and $2 million, or 264,200 shares, of the Company’s common stock into an escrow account for a total escrow amount of $3 million to secure certain indemnification, warranty and claim obligations of the Company to the former stockholders of Temtec. Subject to the provisions of the escrow agreement, one-third of the escrow amount, for which the form of consideration will be determined at the sole discretion of the sellers, will be released within 30 days after the filing of the Company’s 2006 annual financial statements, but in any event no later than May 31, 2007. Also, subject to the provisions of the escrow agreement, the remaining amount of escrow in cash and shares will be released within 30 days after the filing of the Company’s 2007 annual financial statements, but in any event no later than May 31, 2008.
     The Company accounted for the Temtec acquisition as a purchase, and accordingly, will include the assets purchased and liabilities assumed in the consolidated balance sheet at the purchase date based upon their estimated fair values when the Company completes the allocation process. The results of operations of Temtec are included in the consolidated financial statements beginning June 15, 2006.
     The purchase price was allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values assigned to intangible assets will also be based on management’s estimates and assumptions and based in part on an independent valuation report, which has not yet been completed. Accordingly, the excess purchase price over those values presently allocated of approximately $16,280,000 is currently reported as unallocated purchase price as of June 30, 2006 in the Condensed Consolidated Balance Sheet. The purchase price and related allocations are preliminary and will be revised upon the completion of the independent valuation report of the acquired intangible assets and may also be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and deferred tax assets and liabilities, and revisions of preliminary estimates of fair values made on the date of purchase.
     The total preliminary purchase price has been allocated as follows (in thousands):

At
June 15,
2006
Cash and cash equivalents	$317
Accounts receivable	1,440
Prepaid and other current assets	243
Property and equipment	175
Accounts payable	(536)
Accrued expenses	(516)
Deferred revenue	(1,196)
Assumed Temtec payroll-related liability	(545)
Accrued severance	(434)

Total purchase price allocation	(1,052)
Unallocated purchase price	16,280

Total purchase price	$15,228

     In connection with the acquisition, the Company assumed a lease obligation for certain of its office space located in the Netherlands, which is owned by two employees of Temtec. The rent expense relating to this office space is approximately €25,000 annually through the remaining term of the lease, May 1, 2010.
     The following pro forma financial information presents the combined results of operations of Applix and Temtec as if the acquisition had occurred as of the beginning of the periods presented below. Adjustments to reflect the dilutive effect of the shares of common stock issued as well as the interest expense incurred relating to the debt in connection with the acquisition have been made to the combined results of operations for the three and six months periods ended June 30, 2006 and 2005. Adjustments to reflect the amortization of purchased intangible assets have not been made to the combined results of operations for the three and six months periods ended June 30, 2006 and 2005 since the valuation of the acquired intangible assets has not yet been completed by the independent appraiser. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$14,408	$11,027	$24,996	$19,882
Net income	$1,968	$1,546	$1,904	$1,754
Net income per share, basic	$0.13	$0.10	$0.12	$0.12
Net income per share, diluted	$0.12	$0.09	$0.11	$0.11
4. Long-term Debt and Credit Facility
     In June 2006, the Company amended its existing loan and security agreement with Silicon Valley Bank (“SVB”) in connection with the acquisition of Temtec, to provide for a term loan (the “Term Loan”) in the principal amount of $6.5 million, which the Company used to partially finance the acquisition. Debt issuance costs relating to the Term Loan totaled approximately $49,000. The Term Loan is payable in thirty-six equal monthly installments of principal commencing on October 1, 2006 through September 1, 2009, plus monthly payments of accrued interest. The Term Loan bears interest at a rate of prime plus 0.75% and is guaranteed by Applix Securities Corp., a wholly-owned subsidiary of the Company. This amendment also extended the maturity date of the Company’s credit facility with SVB from March 18, 2007 to June 18, 2007. The credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and under which the Company may borrow the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The availability of borrowings under the Company’s credit facility as well as the Term Loan is subject to the maintenance of certain financial covenants and the borrowing limits described above. As of June 30, 2006 and December 31, 2005, there were no amounts outstanding under the credit facility.
     The scheduled principal payments for the Term Loan as of June 30, 2006 were as follows:

(In thousands)
2006	$541
2007	2,167
2008	2,167
2009	1,625

Total	$6,500

5. Stock-based Compensation
     The Company grants stock options and issues common stock to its employees and directors and also provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase plans. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation.
     Under the provisions of SFAS 123R, the Company recognizes as compensation expense, the fair value of share-based payment awards on a straight-line basis over the requisite service period of the individual award, which generally equals the vesting period. All of the Company’s share-based payment awards are accounted for as equity instruments, as there have been no liability awards granted.
     The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, while prior period amounts are not restated. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the statements of income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $550,000 and $1,045,000 of stock-based compensation in its condensed consolidated statements of income for the three and six months ended June 30, 2006, which had the effect of reducing net income by $0.03 and $0.06 per diluted share, respectively. Stock-based compensation expense was included in the following expense categories (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Cost of revenues	$19	$35
Sales and marketing	201	369
Product development	142	262
General and administrative	188	379

Total	$550	$1,045

     There was no income tax benefit recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2006 for stock-based payments. At June 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.5 years, amounted to approximately $4,470,000. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.
     Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits related to stock-based compensation as cash flows from operating activities in the Company’s statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. For the six months ended June 30, 2006, there was no net tax benefit from the exercise of stock options.
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
     In 2003, the Board of Directors adopted, and the stockholders approved, the 2003 Director Equity Plan (the “2003 Director Plan”). The 2003 Director Plan provides for the grant of non-statutory options not intended to meet the requirements of the Section 422 of the Internal Revenue Code of 1986, as amended. Only directors of the Company who are not full-time employees (“Non-Employee Directors”) of the Company or any subsidiary of the Company are eligible to be granted awards under the Plan. A total of 300,000 shares of the Company’s common stock may be issued under the 2003 Director Plan. Any shares subject to options granted pursuant to the 2003 Director Plan, which terminate or expire unexercised will be available for future grants under the 2003 Director Plan. The 2003 Director Plan is administered by the compensation committee of the Board of Directors of the Company.
     The directors are elected by the stockholders of the Company in accordance with the provisions of the Restated Articles of Organization, as amended, and the By-Laws of the Company. Under the 2003 Director Plan, the stock options must be granted with an exercise price of no less than the fair market value of the stock on the date of grant.
     Pursuant to the 2003 Director Plan, each non-employee Director receives an automatic grant of common stock and an option for the purchase of common stock on January 1 of each year. Each non-employee Director receives an amount of common stock as determined in accordance with the 2003 Director Plan taking into account whether the Director serves on a Board committee. Except for Election Grants (as defined below), both the grant of shares and options are contingent upon attendance by the non-employee Director at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year. Each new non-employee Director receives an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2003 Director Plan.
     Information with respect to stock option activity under the various stock plans is as shown below:

		Weighted
		Average
	Number	Exercise Price
Options outstanding at January 1, 2006	3,467,812	$3.46
Options granted	784,000	$6.39
Options exercised	(130,784)	$2.65
Options cancelled	(65,713)	$7.95

Options outstanding at March 31, 2006	4,055,315	$3.98

Options granted	110,000	$7.59
Options exercised	(83,890)	$2.30
Options cancelled	(15,463)	$5.08

Options outstanding at June 30, 2006	4,065,962	$4.11

Options exercisable at June 30, 2006	2,039,693	$2.93

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2006 were 4.7 years and $12.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2006 were 3.8 years and $8.6 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $437,000 and $1,045,000, respectively.
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
     The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.11 and $2.11, respectively, for the three months ended June 30, 2006, assuming no dividends and using the following assumptions:

	Stock Option	Purchase
	Plans	Plan
Expected life (years)	4.6	.5
Expected stock price volatility	56.4%	32.5%
Risk free interest rate	5.10%	4.60%
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

     SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s stock options had been accounted for under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,698	$2,309
Add: Total stock-based employee compensation expense included in reported net income	15	30
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards	(407)	(855)

Pro forma net income	$1,306	$1,484

Net income per share:
Basic — as reported	$0.12	$0.16

Diluted — as reported	$0.11	$0.14

Basic — pro forma	$0.09	$0.10

Diluted — pro forma	$0.08	$0.09

Weighted average number of shares outstanding:
Basic	14,627	14,542
Diluted	15,747	15,747
     The fair value for stock option awards during the three months ended June 30, 2005 was estimated at the date of the grant, using a Black-Scholes option-pricing model, assuming no dividends and based on actual forfeiture rates and the following assumptions:

2005
Expected life (years)	4
Expected stock price volatility	89.9%
Risk free interest rate	3.90%
6. Earnings Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential incremental common shares, determined through the application of the treasury stock method under SFAS No. 128, “Earnings Per Share”, to the stock options outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$2,353	$1,728	$2,472	$2,359
Loss from discontinued operations	(26)	(30)	(48)	(50)

Net income	$2,327	$1,698	$2,424	$2,309

Denominator:
Denominator for basic net income per share — Weighted shares outstanding	15,193	14,627	15,105	14,542
Dilutive effect of assumed exercise of stock options	1,509	1,502	1,476	1,742

Denominator for diluted net income (loss) per share	16,702	16,129	16,581	16,284

Basic net income (loss) per share
Continuing operations	$0.15	$0.12	$0.16	$0.16
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Total net income per share	$0.15	$0.12	$0.16	$0.16

Diluted net income (loss) per share
Continuing operations	$0.14	$0.11	$0.15	$0.14
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Total net income per share	$0.14	$0.11	$0.15	$0.14

     Common stock equivalents (stock options) of 311,200 and 180,645 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively, and 320,200 and 146,325 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.
7. Comprehensive Income
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$2,327	$1,698	$2,424	$2,309

Other comprehensive income (loss) items:
Foreign currency translation adjustments	46	(189)	217	(253)
Unrealized loss on short-term investments	2	—	2	—

Other comprehensive income (loss)	48	(189)	219	(253)

Total comprehensive income	$2,375	$1,509	$2,643	$2,056

8. Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $323,000 and $335,000 for the three and six months ended June 30, 2006, respectively, and $120,000 and $166,000 for the three and six months ended June 30, 2005, respectively. The effective tax rates during the three and six months ended June 30, 2006 and 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which resulted in the adjustment to the corresponding portion of the previously established valuation allowance. As of June 30, 2006, the domestic deferred tax assets remained fully reserved by the valuation allowance.
9. Commitments and Contingencies
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
     In connection with this investigation, the Company is subject to indemnification obligations to certain former executives in accordance with the Company’s Restated Articles of Organization. Since the Company is unable to estimate the future indemnification obligations, expenses related to these obligations are recorded as they become known. Under these indemnification agreements, the Company incurred legal expenses of $211,000 and $15,000 during the three months ended June 30, 2006 and 2005, respectively, and $280,000 and $95,000 during the six months ended June 30, 2006 and 2005, respectively. The Company had obligations of approximately $73,000 and $26,000 recorded in accrued liabilities as of June 30, 2006 and December 31, 2005, respectively. If it is ultimately determined that such executives do not satisfy the criteria for indemnification set forth in the Company’s Restated Articles of Organization, such executives would be obligated to repay the Company any amounts advanced by the Company to cover legal fees or other expenses of defending such investigation.
     From time to time, the Company is subject to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party, that the Company believes could have a material adverse impact on its consolidated results of operations or financial condition.

10. Restructuring Expenses
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
     Restructuring charges accrued and unpaid at June 30, 2006, including current and long term portions of $48,000 and $176,000, respectively, were as follows:

				Foreign
	Balance at			Currency	Balance at
	December 31,	Restructuring		Translation	June 30,
	2005	Expenses	Payments	Adjustments	2006
Facility exit costs	$230,000	—	$(23,000)	$17,000	$224,000

Total	$230,000	—	$(23,000)	$17,000	$224,000

11. Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended June 30, 2006 and 2005 included costs of $26,000 and $30,000, respectively, and for the six months ended June 30, 2006 and 2005 included costs of $48,000 and $50,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.
12. Subsequent Event
     In July 2006, the Company entered into an amendment to its lease agreement for its headquarters located at 289 Turnpike Road in Westborough, Massachusetts for an additional 2,927 square feet of office space, which commenced August 1, 2006, which is co-terminus with the existing leased space of 24,376 square feet. The additional space will result in increased annual rent expense of approximately $42,000 through the remaining term of the lease, January 31, 2011.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW OF THE COMPANY’S OPERATIONS
     The Company is a global provider of Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1 that enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise.
     On June 15, 2006, the Company completed the acquisition of Temtec International B.V. (“Temtec”), a privately-held Netherlands company that is a leading provider of self-service analytic software that empowers non-technical business users to analyze and report on business-critical information in real time. The acquisition of Temtec enables the Company to provide companies with a more powerful solution set for creating, managing and delivering compelling operational performance management applications throughout the enterprise. The Company accounted for the Temtec acquisition as a purchase, and accordingly, included the assets purchased and liabilities assumed in the consolidated balance sheet at the purchase date based upon their estimated fair values. The results of operations of Temtec are included in the consolidated financial statements from the acquisition date, June 15, 2006.
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
Stock-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, the Company generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
     In transitioning from APB 25 to SFAS 123R, the Company has applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
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

     For more information about stock-based compensation, including valuation methodology, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
Revenues

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Software License Revenues	$8,192	62%	$5,026	53%	$12,619	57%	$8,473	50%

Professional Services Revenues	592	4%	544	6%	1,023	4%	1,010	6%
Maintenance Revenues	4,536	34%	3,862	41%	8,671	39%	7,597	44%

Total Professional Services and Maintenance Revenues	5,128	38%	4,406	47%	9,694	43%	8,607	50%

Total Revenues	$13,320	100%	$9,432	100%	$22,313	100%	$17,080	100%

     Total revenues for the three months ended June 30, 2006 were $13,320,000, compared to $9,432,000 for the three months ended June 30, 2005. The increase in total revenues from the prior year period was comprised of increases of $3,166,000 in software license revenues and $722,000 in professional services and maintenance revenues. Included in the second quarter of 2006 revenues is approximately $270,000 of license revenue and $400,000 of total revenue of Temtec. Total revenues for the six months ended June 30, 2006 were $22,313,000, compared to $17,080,000 for the six months ended June 30, 2005. Total revenues for the three and six months ended June 30, 2006 increased 41% and 31%, respectively, from the same periods in the prior year.
Software License Revenues
     Software license revenues increased by $3,166,000 to $8,192,000, or 62% of total revenues, for the three months ended June 30, 2006, from $5,026,000, or 53% of total revenues, for the three months ended June 30, 2005. For the six months ended June 30, 2006, software license revenues increased by $4,146,000 to $12,619,000, or 57% of total revenues, from $8,473,000 or 50% of total revenues for the same period of 2005. The increase in software license revenues was largely due to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals resulting from the strengthening of the Company’s worldwide field operations as well as the continued development and enhancements to the Company’s product offerings.
     Domestic license revenues increased by $1,734,000 to $3,592,000 for the three months ended June 30, 2006 from $1,858,000 for the three months ended June 30, 2005. International license revenues increased by $1,432,000 to $4,600,000 for the three months ended June 30, 2006 from $3,168,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, domestic license revenues increased by $2,358,000 to $5,361,000 from $3,003,000 for the same period in 2005. International license revenues increased by $1,788,000 to $7,258,000 for the six months ended June 30, 2006 from $5,470,000 for the six months ended June 30, 2005.
     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers (“VARs”), independent distributor and sales agents and original equipment manufacturers (“OEMs”).
Professional Services and Maintenance
     Professional services and maintenance revenues increased by 16% to $5,128,000 for the three months ended June 30, 2006 as compared to $4,406,000 for the three months ended June 30, 2005. During the three months ended June 30, 2006, maintenance revenues increased $674,000 to $4,536,000, compared to $3,862,000 for the three months ended June 30, 2005, and professional services revenues increased to $592,000 for the three months ended June 30, 2006 from $544,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, professional services and maintenance revenues increased by 13% to $9,694,000 compared to $8,607,000 for the six months ended June 30, 2005. Maintenance revenues increased by $1,074,000 to $8,671,000 for the six months ended June 30, 2006, compared to $7,597,000 for the six months ended June 30, 2005, and professional services revenues increased slightly to $1,023,000 for the six months ended June 30, 2006 from $1,010,000 for the six months ended June 30, 2005. The increase in maintenance revenue was primarily attributable to the increase in the customer installed base from the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts. The Company will continue to rely primarily on its partners to provide consulting services, including BPM/BI product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, as well as bug fixes and patches. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates as well as from providing maintenance services of the contract obligations assumed in connection with the acquisition of Temtec.
Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Cost of Software License Revenues	$131		$33		$175		$56

Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	474		379		885		789
Cost of Maintenance Revenues	675		609		1,280		1,157

Total	1,149		988		2,165		1,946

Total Cost of Revenues	$1,280		$1,021		$2,340		$2,002

Gross Margin:		(A )		(A )		(A )		(A )

Software License	$8,061	98%	$4,993	99%	$12,444	99%	$8,417	99%

Professional Services and Maintenance:
Professional Services	118	20%	165	30%	138	13%	221	22%
Maintenance	3,861	85%	3,253	84%	7,391	85%	6,440	85%

Total	3,979	78%	3,418	78%	7,529	78%	6,661	77%

Total Gross Margin	$12,040	90%	$8,411	89%	$19,973	90%	$15,078	88%

(A)	Gross margins calculated as a percentage of related revenues.
Cost of Software License Revenues
     Cost of software license revenues consists primarily of third-party software royalties and the cost of product packaging and documentation material. Cost of software license revenues as a percentage of software license revenues was 2% and 1% for the three and six months ended June 30, 2006, respectively, and 1% for the three and six months ended June 30, 2005. The increase in the cost of license revenues was primarily due an increase in third-party royalties associated with the sales of certain products.
Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $161,000 to $1,149,000 for the three months ended June 30, 2006 from $988,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, the cost of professional services and maintenance revenues increased by $219,000 to $2,165,000 from $1,946,000 for the same period of 2005. The increase in the cost of professional services and maintenance revenues was primarily due to an increase in customer support and professional services employees and approximately $19,000 and $35,000 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006.

Operating Expenses

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent of		Percent of		Percent of		Percent of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Sales and marketing	$5,707	43%	$3,915	42%	$10,280	46%	$7,310	43%
Product development	1,739	13%	1,294	14%	3,307	15%	2,445	14%
General and administrative	2,205	17%	1,406	15%	3,929	18%	2,767	16%
Amortization of acquired intangible asset	62	—%	62	1%	125	1%	125	1%

Total operating expenses	$9,713	73%	$6,677	71%	$17,641	79%	$12,647	74%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses, as well as the cost of the Company’s international sales operations. Sales and marketing expenses increased $1,792,000 to $5,707,000 for the three months ended June 30, 2006 from $3,915,000 for the three months ended June 30, 2005. Sales and marketing expenses as a percentage of total revenues were 43% and 42% for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, sales and marketing expenses increased $2,970,000 to $10,280,000, or 46% of total revenue, from $7,310,000, or 43% of total revenue, for the comparable period of 2005. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing personnel, including specifically an increase in headcount from 48 at June 30, 2005 to 62 at June 30, 2006 in the Company’s direct sales force and presales technical staff. In addition, the Company increased its investment in marketing programs, advertising and lead generation activities. The increase was also attributable to higher sales commission expense based on increased revenues as well as approximately $201,000 and $369,000 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006.
Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs, as well as the cost of software development tools. Product development expenses increased $445,000 to $1,739,000 for the three months ended June 30, 2006 from $1,294,000 for the three months ended June 30, 2005. These expenses represent 13% of total revenues for the three months ended June 30, 2006, as compared to 14% of total revenues for the three months ended June 30, 2005. For the six months ended June 30, 2006, product development expenses increased $862,000 to $3,307,000, or 15% of total revenue, from $2,445,000, or 14% of total revenue, for the six months ended June 30, 2005. The increase in product development expenses was primarily due to an increase in staffing as well as approximately $142,000 and $262,000 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006. The Company anticipates that it will continue to devote substantial resources to the development of new products and new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs incurred under indemnification obligations to former executives associated with the investigation by the Securities and Exchange Commission (“SEC”) related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses increased $799,000 to $2,205,000, or 17% of total revenues, for the three months ended June 30, 2006 from $1,406,000, or 15% of total revenues, for the three months ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses increased $1,162,000 to $3,929,000, or 18% of total revenue, compared to $2,767,000, or 16% of total revenue, for the same period of 2005. The increase was partially due to higher legal fees, primarily related to the indemnification obligations to former executives, and consulting fees associated with the previously announced SEC investigation that was settled with respect to the Company in January 2006. These costs totaled approximately $211,000 and $408,000 for the three and six months ended June 30, 2006, respectively, as compared to approximately $15,000 and $95,000 for the three and six months ended June 30, 2005, respectively. The increase was also attributable in part to approximately $188,000 and $379,000 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006. The Company will continue to closely monitor general and administrative costs.
Amortization of Acquired Intangible Asset
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $62,000 and $125,000 for the three and six months ended June 30, 2006 and 2005, respectively. The amortization expense relating to the Dynamic Decisions acquisition will continue to be ratably amortized through the first quarter of 2007. The Company expects the amortization of acquired intangible assets to increase as a result of the acquisition of Temtec upon the completion of the purchase price allocation process and the finalization of the intangible assets valuation report by an independent appraiser.
Interest and Other Income, Net
     Interest and other income, net consists primarily of interest income, interest expense, as well as gains and losses on foreign currency exchange fluctuations.
     Interest and other income, net increased to $349,000 for the three months ended June 30, 2006, as compared to an $114,000 for the three months ended June 30, 2005. Interest and other income, net increased to $114,000 for the six months ended June 30, 2006, as compared to $94,000 for the six months ended June 30, 2005. These increases were mainly due to increases of approximately $147,000 and $285,000 in interest income for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005 due to higher interest rates earned on higher average cash and short-term investments balances. The increases were also attributable to foreign currency exchange rate fluctuations, primarily involving the Australian dollar, the British Pound, and the Euro, on intercompany balances denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded net gains of approximately $127,000 and $45,000 for the three and six months ended June 30, 2006, respectively, compared to a gain of $39,000 and a loss of $58,000 for the three and six months ended June 30, 2005, respectively. The Company expects interest income to decrease due to the net cash used in connection with the acquisition as well as interest expense to increase resulting from the $6.5 million term loan entered into in June 2006.
Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $323,000 and $335,000 for the three and six months ended June 30, 2006, respectively, and $120,000 and $166,000 for the three and six months ended June 30, 2005, respectively. The effective tax rates of approximately 12% for the six months ended June 30, 2006 and 7% for the six months ended June 30, 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which resulted in the release of a portion of the previously established valuation allowance.
Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended June 30, 2006 and 2005 included costs of $26,000 and $30,000, respectively, and $48,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.
LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $21,467,000 and $20,740,000 as of June 30, 2006 and December 31, 2005, respectively, which excludes restricted cash of $400,000 and $500,000 as of each respective date. The Company’s days sales outstanding (“DSO”) in accounts receivable was 57 days as of June 30, 2006, compared with 65 days as of December 31, 2005.
     Cash provided by the Company’s operating activities was $5,204,000 for the six months ended June 30, 2006, compared to cash provided by operating activities of $4,107,000 for the six months ended June 30, 2005. Cash provided by operating activities was primarily due to net income of $2,424,000 for the six months ended June 30, 2006, coupled with strong cash collections on its accounts receivables.

     Cash used in investing activities totaled $12,054,000 for the six months ended June 30, 2006 compared to cash used in investing activities of $3,045,000 for the six months ended June 30, 2005. Cash used in investing activities consisted primarily of $11,138,000 of cash used in connection with the acquisition of Temtec, coupled with purchases, net of maturities, of approximately $668,000 of short-term investments during the six months ended June 30, 2006.
     Cash provided by financing activities totaled $7,228,000 for the six months ended June 30, 2006, which consisted of proceeds of $6,500,000 from a term loan, net of approximately $49,000 of debt issuance costs, used to partially finance the acquisition of Temtec as well as proceeds of $777,000 received from the issuance of stock under the Company’s stock plans. Cash provided by financing activities totaled $1,789,000 for the six months ended June 30, 2005, which consisted of $897,000 of proceeds received from the issuance of stock under the Company’s stock plans and $892,000 of proceeds from the repayment of notes receivable.
     Cash paid for income taxes by the Company was $266,000 and $252,000 for the six months ended June 30, 2006 and 2005, respectively.
     In June 2006, the Company amended its existing loan and security agreement with Silicon Valley Bank (“SVB”) in connection with the acquisition of Temtec, to provide for a term loan (the “Term Loan”) in the principal amount of $6.5 million, which the Company used to partially finance the acquisition. Debt issuance costs relating to the Term Loan totaled approximately $49,000. The Term Loan is payable in thirty-six equal monthly installments of principal commencing on October 1, 2006 through September 1, 2009, plus monthly payments of accrued interest. The Term Loan bears interest at a rate of prime plus 0.75% and is guaranteed by Applix Securities Corp., a wholly-owned subsidiary of the Company. This amendment also extended the maturity date of our credit facility with SVB from March 18, 2007 to June 18, 2007. The credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and under which the Company may borrow the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The availability of borrowings under the Company’s credit facility as well as the Term Loan is subject to the maintenance of certain financial covenants and the borrowing limits described above.
     In July 2006, the Company entered into an amendment to its lease agreement for its headquarters located at 289 Turnpike Road in Westborough, Massachusetts for an additional 2,927 square feet of office space, which commenced August 1, 2006 and will expire on January 31, 2011, which is co-terminus with the existing leased space of 24,376 square feet. The additional space will result in increased annual rent expense of approximately $42,000 through the remaining term of the lease.
     The Company has future cash commitments pertaining to its contractual obligations under its non-cancelable leases and term loan with SVB. The Company’s future minimum operating and capital lease and payments for its office facilities and certain equipment as well as scheduled principal payments for the term loan as of June 30, 2006 are:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Non-cancelable operating leases	$5,089,000	$1,357,000	$2,368,000	$1,364,000	$—
Non-cancelable capital leases	51,000	23,000	28,000	—	—
Long-term debt	6,500,000	1,625,000	4,333,333	541,667	—

Total contractual cash obligations	$11,640,000	$3,005,000	$6,729,333	$1,905,667	$—

     The Company does not have any off-balance sheet financing or unconsolidated special purpose entities.
     The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash and short-term investment balances, funds expected to be generated from operations, and funding available under the SVB credit facility. The Term Loan and availability of borrowings under the Company’s credit facility are subject to the maintenance of certain financial covenants and the borrowing limits described above. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and product development. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of income. For the three and six months ended June 30, 2006, the Company reported a net gain on foreign exchange of approximately $127,000 and $45,000, respectively, in its Condensed Consolidated Statements of Income, reflecting the net favorable impact of foreign exchange rate fluctuations primarily involving the Australian dollar, the British pound and the Euro. Based on foreign currency exposures existing at June 30, 2006, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $781,000 reduction to earnings. The Company has not engaged in activities to hedge these exposures.
     At June 30, 2006, the Company held $21,467,000 in cash and cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds, and $4,865,000 in short-term investments. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. Short-term investments are classified as available for sale and carried at amortized cost, which approximates their fair value. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investors should carefully consider the risks described below before making an investment decision with respect to the common stock of the Company. The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005 and we have denoted with an asterisk (*) in the following discussion those risk factors that are new or materially revised.
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
* WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TEMTEC INTO OUR BUSINESS AND OPERATIONS.
     The integration of the business and operations of Temtec International B.V., which we acquired in June 2006, into our business and operations is a complex, time-consuming and expensive process. Before any acquisition, each company has its own business, culture, customers, employees and systems. After the acquisition, we must ensure that the companies operate as a combined organization using common communications systems, operating procedures, financial controls and human resources practices. In order to successfully integrate Temtec, we must, among other things, successfully:
•	retain key Temtec personnel;

•	integrate, both from an engineering and a sales and marketing perspective, Temtec’s products and services into our suite of product and service offerings;

•	coordinate research and development efforts;

•	train and integrate sales forces;

•	integrate our business processes and systems; and

•	eliminate redundant costs and consolidate redundant facilities.
     There can be no assurance that we will be able to successfully integrate Temtec, and a failure to do so may materially impact our results of operations.
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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders held on June 8, 2006, the following proposals were adopted by the votes specified below:
1)	Election of two Class III Directors for a term of three years:

	FOR	WITHHELD
David C. Mahoney	13,603,116	178,659
Peter Gyenes	13,508,594	273,181
Each of the following directors who were not up for reelection at the 2006 Annual Meeting of Stockholders continue to serve as directors since the 2006 Annual Meeting of Stockholders:
Bradley D. Fire, Alain J. Hanover, John D. Loewenberg, and Charles F. Kane.
2)	Ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,634,982	106,158	40,635	0
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
2.1*	Share Purchase Agreement of the Shares in the Capital of Temtec International B.V. by and among Applix, Inc., the Sellers (as defined therein) and Temtec International B.V., dated June 15, 2006.

10.1*	Second Loan Modification Agreement by and between Applix, Inc. and Silicon Valley Bank, dated June 15, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.
Date: August 14, 2006	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1*	Share Purchase Agreement of the Shares in the Capital of Temtec International B.V. by and among Applix, Inc., the Sellers (as defined therein) and Temtec International B.V., dated June 15, 2006.

10.1*	Second Loan Modification Agreement by and between Applix, Inc. and Silicon Valley Bank, dated June 15, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2006.