Form 10-Q
period 2006-09-30
APPLIX INC /MA/
filed 2006-11-14
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of November 1, 2006, the Registrant had 15,621,071 outstanding shares of common stock.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2006
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,106	$20,740
Short-term investments	4,082	4,198
Accounts receivable, less allowance for doubtful accounts of $239 and $231, respectively	10,334	8,066
Other current assets	1,721	1,295
Deferred tax assets	229	164

Total current assets	39,472	34,463
Restricted cash	400	500
Property and equipment, net	1,330	953
Other assets	648	712
Intangible assets, net of accumulated amortization of $1,599 and $1,188, respectively	5,731	312
Goodwill	13,367	1,158

TOTAL ASSETS	$60,948	$38,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,533	$1,504
Accrued expenses	7,888	5,460
Accrued restructuring expenses, current portion	48	44
Current portion of debt	2,167	—
Deferred revenues	11,110	9,143

Total current liabilities	23,746	16,151
Accrued restructuring expenses, long-term portion	167	186
Long-term debt	4,333	—
Other long-term liabilities	1,915	133

Total liabilities	30,161	16,470

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding Common stock, $0.0025 par value; 30,000,000 shares authorized; 15,604,406 and 14,923,894 shares issued and outstanding, respectively	39	37
Additional paid-in capital	62,548	57,178
Accumulated deficit	(30,364)	(33,935)
Accumulated other comprehensive loss	(1,436)	(1,652)

Total stockholders’ equity	30,787	21,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,948	$38,098

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software license	$7,857	$4,373	$20,476	$12,846
Professional services and maintenance	5,968	4,441	15,662	13,048

Total revenues	13,825	8,814	36,138	25,894

Cost of revenues:
Software license	71	5	246	61
Professional services and maintenance	1,231	993	3,396	2,939
Amortization of an acquired intangible asset	108	—	108	—

Total cost of revenues	1,410	998	3,750	3,000

Gross margin	12,415	7,816	32,388	22,894

Operating expenses:
Sales and marketing	6,577	3,695	16,857	11,005
Product development	1,976	1,308	5,283	3,753
General and administrative	2,306	1,101	6,235	3,868
Amortization of acquired intangible assets	179	63	304	188

Total operating expenses	11,038	6,167	28,679	18,814

Operating income	1,377	1,649	3,709	4,080
Non-operating income (expense):
Interest income	237	159	742	376
Interest expense	(178)	(14)	(230)	(42)
Other expense, net	(59)	(61)	(37)	(156)

Income before income taxes	1,377	1,733	4,184	4,258
Provision (benefit) for income taxes	204	(240)	539	(74)

Income from continuing operations	1,173	1,973	3,645	4,332
Discontinued operations:
Loss from discontinued operations	(26)	(20)	(74)	(70)

Net income	$1,147	$1,953	$3,571	$4,262

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.08	$0.13	$0.24	$0.30
Continuing operations, diluted	$0.07	$0.12	$0.22	$0.26
Discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income per share, basic	$0.07	$0.13	$0.23	$0.29
Net income per share, diluted	$0.07	$0.12	$0.21	$0.26
Weighted average number of shares outstanding:
Basic	15,563	14,744	15,256	14,610
Diluted	17,073	16,534	16,748	16,370
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$3,571	$4,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	413	228
Amortization	412	188
Stock-based compensation expense	1,639	45
Deferred income taxes	95	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(449)	1,586
Increase in prepaid and other current assets	(173)	(71)
Decrease (increase) in other assets	151	(5)
Increase in accounts payable	378	197
Increase (decrease) in accrued expenses	594	(458)
Decrease in accrued restructuring expenses	(35)	(125)
Decrease in other liabilities	(28)	(80)
Increase in deferred revenues	431	154

Cash provided by operating activities	6,999	5,921
Cash flows from investing activities:
Acquisition, net of cash acquired	(12,246)	—
Property and equipment expenditures	(510)	(339)
Decrease (increase) in restricted cash	100	(100)
Maturities of short-term investments	7,730	3,950
Purchases of short-term investments	(7,615)	(8,650)

Cash used in investing activities	(12,541)	(5,139)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,191	1,425
Proceeds from long-term debt, net of issuance costs	6,451	—
Proceeds from notes receivable	—	892

Cash provided by financing activities	7,642	2,317

Effect of exchange rate changes on cash	266	(323)

Increase in cash and cash equivalents	2,366	2,776
Cash and cash equivalents at beginning of period	20,740	15,924

Cash and cash equivalents at end of period	$23,106	$18,700

Supplemental disclosure of cash flow information
Cash paid for income taxes	$332	$325

Cash paid for interest	$185	$8

Supplemental disclosure of non-cash financing activity
In June 2006, the Company issued 330,252 shares of common stock valued at approximately $2.5 million in connection with the acquisition of Temtec International B.V. (Note 3).
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Goodwill
     The Company tests its goodwill for impairment annually or more frequently upon occurrence of certain events or circumstances. Goodwill is tested for impairment annually using a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), to its carrying amount. At September 30, 2006 and 2005, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value. The fair value of the reporting unit at September 30, 2006 and 2005 was estimated using the Market Value Approach. To date, no impairment adjustments have been recorded.
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

3. Acquisition
     On June 15, 2006, the Company completed the acquisition of Temtec International B.V. (“Temtec”), a privately-held Netherlands company that is a leading provider of self-service analytic software that empowers non-technical business users to analyze and report on business-critical information in real time. The acquisition of Temtec enables the Company to provide companies with a more powerful solution set for creating, managing and delivering compelling operational performance management applications throughout the enterprise. The total purchase price for Temtec was approximately $15,266,000 and was comprised of the following (in thousands, except share amounts):

Cash	$11,455
Common stock (330,252 shares)	2,538
Direct acquisition costs	1,273

Total	$15,266

     The fair value of Applix common stock issued in connection with the acquisition of Temtec was estimated at $7.68 per share, which represented the average closing price of the Company’s common stock for five trading days, comprised of June 15, 2006 (the day that the terms of the acquisition were agreed to and announced), the two trading days before and the two trading days after June 15, 2006. Direct acquisition costs include the estimated investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.
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
     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and other information compiled by management, including an independent valuation that utilized established valuation techniques. Goodwill recorded as a result of this acquisition is not deductible for tax purposes.
     The total purchase price has been allocated as follows (in thousands):

At
June 15,
2006
Cash and cash equivalents	$317
Accounts receivable	1,440
Prepaid and other current assets	243
Deferred tax assets	191
Property and equipment	175
Accounts payable	(536)
Accrued expenses	(1,026)
Deferred revenue	(1,196)
Assumed Temtec payroll-related liability	(545)
Deferred tax liabilities	(1,836)
Amortizable intangible assets:
Existing technology	1,850
Customer relationships	3,980

Total amortizable intangible assets	5,830
Goodwill	12,209

Total purchase price	$15,266

     The purchase price and related allocations are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made on the date of purchase.
     Intangible assets include amounts related to the fair value of existing technology and customer relationships, which have estimated useful lives of 5 and 10 years, respectively. The future estimated amortization expense of these intangible assets as of September 30, 2006 through 2011 is as follows:

(In thousands)
Remainder of 2006	$192
2007	768
2008	768
2009	768
2010	768
2011	568
     In connection with the acquisition, the Company assumed a lease obligation for certain of its office space located in the Netherlands, which is owned by two employees of Temtec. The rent expense relating to this office space is approximately €25,000 annually through the remaining term of the lease, May 1, 2010.
     The following pro forma financial information presents the combined results of operations of Applix and Temtec as if the acquisition had occurred as of the beginning of the periods presented below. Adjustments to reflect the dilutive effect of the shares of common stock issued, interest expense incurred relating to the debt issued in connection with the acquisition and amortization of acquired intangible assets have been made to the combined results of operations for the three and nine months periods ended September 30, 2006 and 2005. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(In thousands, except per share amounts)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$13,825	$10,357	$38,821	$30,240
Net income	$1,147	$1,524	$2,875	$3,097
Net income per share, basic	$0.07	$0.10	$0.19	$0.21
Net income per share, diluted	$0.07	$0.09	$0.17	$0.19
4. Long-term Debt and Credit Facility
     In June 2006, the Company amended its existing loan and security agreement with Silicon Valley Bank (“SVB”) in connection with the acquisition of Temtec, to provide for a term loan (the “Term Loan”) in the principal amount of $6.5 million, which the Company used to partially finance the acquisition. Debt issuance costs relating to the Term Loan totaled approximately $49,000. The Term Loan is payable in thirty-six equal monthly installments of principal commencing on October 1, 2006 through September 1, 2009, plus monthly payments of accrued interest. The Term Loan bears interest at a rate of prime plus 0.75% and is guaranteed by Applix Securities Corp., a wholly-owned subsidiary of the Company. There are no penalties or fees in the event that the Company prepays the Term Loan prior to its scheduled maturity date. This amendment also extended the maturity date of the Company’s credit facility with SVB from March 18, 2007 to June 18, 2007. The credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and under which the Company may borrow the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The availability of borrowings under the Company’s credit facility as well as the Term Loan is subject to the maintenance of certain financial covenants and the borrowing limits described above. As of September 30, 2006 and December 31, 2005, there were no amounts outstanding under the credit facility.
     The scheduled principal payments for the Term Loan as of September 30, 2006 were as follows:

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
     Under the provisions of SFAS 123R, the Company recognizes as compensation expense the fair value of share-based payment awards on a straight-line basis over the requisite service period of the individual award, which generally equals the vesting period. All of the Company’s share-based payment awards are accounted for as equity instruments, as there have been no liability awards granted.
     The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, while prior period amounts are not restated. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the statements of income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as disclosed in previous filings. Under the provisions of SFAS 123R, the Company recorded $594,000 and $1,639,000 of stock-based compensation in its condensed consolidated statements of income for the three and nine months ended September 30, 2006, respectively, which had the effect of reducing net income by $0.03 and $0.10 per diluted share, respectively. Stock-based compensation expense was included in the following expense categories (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Cost of revenues	$17	$52
Sales and marketing	225	594
Product development	166	428
General and administrative	186	565

Total	$594	$1,639

     There was no income tax benefit recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2006 for stock-based payments. At September 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.4 years, amounted to approximately $4,042,000. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.
     Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits related to stock-based compensation as cash flows from operating activities in the Company’s statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. For the nine months ended September 30, 2006, there was no net tax benefit from the exercise of stock options.
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
     On May 27, 2004, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) previously adopted by the Board of Directors in the first quarter of 2004. Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. On June 9, 2005, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,000,000 to 2,000,000 shares of common stock.
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
     Pursuant to the 2003 Director Plan, each non-employee Director receives an automatic grant of common stock and an option for the purchase of common stock on January 1 of each year. The amount of common stock is determined taking into account whether the Director serves on a Board committee. Except for Election Grants (as defined below), both the grant of shares and options are contingent upon attendance by the non-employee Director at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year. Each new non-employee Director receives an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2003 Director Plan.
     Information with respect to stock option activity under the various stock plans is as shown below:

		Average
	Number	Exercise Price
Options outstanding at January 1, 2006	3,467,812	$3.46
Options granted	784,000	$6.39
Options exercised	(130,784)	$2.65
Options cancelled	(65,713)	$7.95

Options outstanding at March 31, 2006	4,055,315	$3.98

Options granted	110,000	$7.59
Options exercised	(83,890)	$2.30
Options cancelled	(15,463)	$5.08

Options outstanding at June 30, 2006	4,065,962	$4.11

Options granted	29,000	$7.78
Options exercised	(52,565)	$3.50
Options cancelled	(13,439)	$4.86

Options outstanding at September 30, 2006	4,028,958	$4.14

Options exercisable at September 30, 2006	2,233,296	$3.14

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2006 were 4.4 years and $16.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2006 were 3.6 years and $7.0 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $231,000 and $1,276,000, respectively.
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
     The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $3.94 and $2.49, respectively, for the three months ended September 30, 2006, assuming no dividends and using the following assumptions:

	Stock Option	Purchase
	Plans	Plan
Expected life (years)	4.6	.5
Expected stock price volatility	54.9%	60.9%
Risk free interest rate	4.91%	5.18%
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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income as reported	$1,953	$4,262
Add: Total stock-based employee compensation expense included in reported net income	15	45
Deduct: Total stock-based employee compensation expense not included in reported net income, determined under fair value based method for all awards	(419)	(1,235)

Pro forma net income	$1,549	$3,072

Net income per share:
Basic — as reported	$0.13	$0.29

Diluted — as reported	$0.12	$0.26

Basic — pro forma	$0.11	$0.21

Diluted — pro forma	$0.10	$0.19

Weighted average number of shares outstanding:
Basic	14,744	14,610
Diluted	16,044	15,832
     The fair value for stock option awards during the three months ended September 30, 2005 was estimated at the date of the grant, using a Black-Scholes option-pricing model, assuming no dividends and based on actual forfeiture rates and the following assumptions:

2005
Expected life (years)	4
Expected stock price volatility	86.1%
Risk free interest rate	4.02%
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$1,173	$1,973	$3,645	$4,332
Loss from discontinued operations	(26)	(20)	(74)	(70)

Net income	$1,147	$1,953	$3,571	$4,262

Denominator:
Denominator for basic net income per share — Weighted shares outstanding	15,563	14,744	15,256	14,610
Dilutive effect of assumed exercise of stock options	1,510	1,790	1,492	1,760

Denominator for diluted net income (loss) per share	17,073	16,534	16,748	16,370

Basic net income (loss) per share
Continuing operations	$0.08	$0.13	$0.24	$0.30
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total net income per share	$0.07	$0.13	$0.23	$0.29
Diluted net income (loss) per share
Continuing operations	$0.07	$0.12	$0.22	$0.26
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total net income per share	$0.07	$0.12	$0.21	$0.26
     Common stock equivalents (stock options) of 235,200 and 115,825 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively, and 345,450 and 161,325 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.
7. Comprehensive Income
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$1,147	$1,953	$3,571	$4,262

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(5)	(52)	216	(303)
Unrealized loss on short-term investments	2	1		(1)

Other comprehensive income (loss)	(3)	(51)	216	(304)

Total comprehensive income	$1,144	$1,902	$3,787	$3,958

8. Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision (benefit) for income taxes was $204,000 and $539,000 for the three and nine months ended September 30, 2006, respectively, and ($240,000) and ($74,000) for the three and nine months ended September 30, 2005, respectively. During the quarter ended September 30, 2005, the Company benefited from the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $320,000.
     The effective tax rates during the three and nine months ended September 30, 2006 and 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which resulted in the adjustment to the corresponding portion of the previously established valuation allowance. As of September 30, 2006, the domestic deferred tax assets remained fully reserved by the valuation allowance.
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
     In connection with this investigation, the Company is subject to indemnification obligations to certain former executives in accordance with the Company’s Restated Articles of Organization. Since the Company is unable to estimate the future indemnification obligations, expenses related to these obligations are recorded as they become known. Under these indemnification agreements, the Company incurred legal expenses of $207,000 and $1,000 during the three months ended September 30, 2006 and 2005, respectively, and $452,000 and $18,000 during the nine months ended September 30, 2006 and 2005, respectively. The Company had obligations of approximately $137,000 and $26,000 recorded in accrued liabilities as of September 30, 2006 and December 31, 2005, respectively. If it is ultimately determined that such executives do not satisfy the criteria for indemnification set forth in the Company’s Restated Articles of Organization, such executives would be obligated to repay the Company any amounts advanced by the Company to cover legal fees or other expenses of defending such investigation.
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
     Restructuring charges accrued and unpaid at September 30, 2006, including current and long term portions of $48,000 and $167,000, respectively, were as follows:

				Foreign
	Balance at			Currency	Balance at
	December 31,	Restructuring		Translation	September 30,
	2005	Expenses	Payments	Adjustments	2006
Facility exit costs	$230,000	—	$(35,000)	$20,000	$215,000

Total	$230,000	—	$(35,000)	$20,000	$215,000

11. Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended September 30, 2006 and 2005 included costs of $26,000 and $20,000, respectively, and for the nine months ended September 30, 2006 and 2005 included costs of $74,000 and $70,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.
12. Related Party Transaction
     In September 2006, the Company licensed its product to a customer whose chief financial officer serves on the Company’s Board of Directors. The amount paid by this customer was approximately $50,000, which also included first year’s maintenance.
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
•	Stock-based Compensation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Other Intangible Assets and Related Impairment

•	Restructuring

•	Income Taxes
     For more information on the critical accounting policies relating to stock-based compensation, the Company refers the reader to the discussion in Item 2 under the heading “Critical Accounting Policies and Estimates” of the Company’s previously filed Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and to Note 5 to the unaudited condensed consolidated financial statements for the quarter ended June 30, 2006 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Other policies are unchanged from those used to prepare the 2005 annual consolidated financial statements. For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, to Note 2 to the consolidated financial statements for the year ended December 31, 2005, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
Revenues

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Software License Revenues	$7,857	57%	$4,373	50%	$20,476	57%	$12,846	50%

Professional Services Revenues	633	4%	513	6%	1,656	4%	1,523	6%
Maintenance Revenues	5,335	39%	3,928	44%	14,006	39%	11,525	44%

Total Professional Services and Maintenance Revenues	5,968	43%	4,441	50%	15,662	43%	13,048	50%

Total Revenues	$13,825	100%	$8,814	100%	$36,138	100%	$25,894	100%

     Total revenues for the three months ended September 30, 2006 were $13,825,000, compared to $8,814,000 for the three months ended September 30, 2005. The increase in total revenues from the prior year period was comprised of increases of $3,484,000 in software license revenues and $1,527,000 in professional services and maintenance revenues. Included in the third quarter of 2006 revenues is approximately $559,000 of license revenue and $1,215,000 of total revenue from Temtec. Total revenues for the nine months ended September 30, 2006 were $36,138,000, compared to $25,894,000 for the nine months ended September 30, 2005. Included in revenues for the nine months ended September 30, 2006 is approximately $827,000 of license revenue and $1,616,000 of total revenue from Temtec. Total revenues for the three and nine months ended September 30, 2006 increased 57% and 40%, respectively, from the same periods in the prior year.
Software License Revenues
     Software license revenues increased by $3,484,000 to $7,857,000, or 57% of total revenues, for the three months ended September 30, 2006, from $4,373,000, or 50% of total revenues, for the three months ended September 30, 2005. For the nine months ended September 30, 2006, software license revenues increased by $7,630,000 to $20,476,000, or 57% of total revenues, from $12,846,000, or 50% of total revenues, for the same period of 2005. The increase in software license revenues was largely due to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals resulting from the strengthening of the Company’s worldwide field operations as well as the continued development and enhancements to the Company’s product offerings. The increase in deal size is reflected in the number of transactions resulting in software license revenue in excess of $100,000 which more than doubled to 18 in the third quarter of 2006 from 8 in the third quarter of 2005. Also, this significant increase in software license revenue contributed to a shift in the revenue mix between software licenses and professional services and maintenance. The sales of software licenses accounted for 57% of total revenues for the three and nine months ended September 30, 2006, compared to 50% of total revenues for the three and nine months ended September 30, 2005.
     Domestic license revenues increased by $1,526,000 to $3,342,000 for the three months ended September 30, 2006 from $1,816,000 for the three months ended September 30, 2005. International license revenues increased by $1,958,000 to $4,515,000 for the three months ended September 30, 2006 from $2,557,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, domestic license revenues increased by $3,803,000 to $8,623,000 from $4,820,000 for the same period in 2005. International license revenues increased by $3,827,000 to $11,853,000 for the nine months ended September 30, 2006 from $8,026,000 for the nine months ended September 30, 2005.
     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers (“VARs”), independent distributor and sales agents and original equipment manufacturers (“OEMs”).
Professional Services and Maintenance
     Professional services and maintenance revenues increased by 34% to $5,968,000 for the three months ended September 30, 2006 as compared to $4,441,000 for the three months ended September 30, 2005. During the three months ended September 30, 2006, maintenance revenues increased $1,407,000 to $5,335,000, compared to $3,928,000 for the three months ended September 30, 2005, and professional services revenues increased to $633,000 for the three months ended September 30, 2006 from $513,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, professional services and maintenance revenues increased by 20% to $15,662,000 compared to $13,048,000 for the nine months ended September 30, 2005. Maintenance revenues increased by $2,481,000 to $14,006,000 for the nine months ended September 30, 2006, compared to $11,525,000 for the nine months ended September 30, 2005, and professional services revenues increased slightly to $1,656,000 for the nine months ended September

30, 2006 from $1,523,000 for the nine months ended September 30, 2005. The increase in maintenance revenue was primarily attributable to the increase in the customer installed base from the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts. The increases in professional services revenue for the three and nine months ended September 30, 2006 were due to increased training and consulting revenues resulting from increased license revenues. The Company will continue to rely primarily on its partners to provide consulting services, including BPM/BI product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, as well as bug fixes and patches. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates as well as from providing maintenance services under the contract obligations assumed in connection with the acquisition of Temtec.
Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Cost of Software License Revenues	$71		$5		$246		$61

Cost of Professional Services Revenues and Maintenance Revenues:
Cost of Professional Services Revenues	557		424		1,442		1,213
Cost of Maintenance Revenues	674		569		1,954		1,726

Total	1,231		993		3,396		2,939

Amortization of an Acquired Intangible Asset	108		—		108		—

Total Cost of Revenues	$1,410		$998		$3,750		$3,000

Gross Margin:		(A )		(A )		(A )		(A )

Software License	$7,786	99%	$4,368	100%	$20,230	99%	$12,785	100%

Professional Services and Maintenance:
Professional Services	76	12%	89	17%	214	13%	310	20%
Maintenance	4,661	87%	3,359	86%	12,052	86%	9,799	85%

Total	4,737	79%	3,448	78%	12,266	78%	10,109	77%

Total Gross Margin	$12,415	90%	$7,816	89%	$32,388	90%	$22,894	88%

(A)	Gross margins calculated as a percentage of related revenues.
Cost of Software License Revenues
     Cost of software license revenues consists primarily of third-party software royalties and the cost of product packaging and documentation material. Cost of software license revenues as a percentage of software license revenues was 1% for the three and nine months ended September 30, 2006, respectively, and less than 1% for the three and nine months ended September 30, 2005. The increase in the cost of license revenues was primarily due an increase in third-party royalties associated with the sales of certain products.
Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support are generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $238,000 to $1,231,000 for the three months ended September 30, 2006 from $993,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the cost of professional services and maintenance revenues increased by $457,000 to $3,396,000 from $2,939,000 for the same period of 2005. The increase in the cost of professional services and maintenance revenues was primarily due to an increase in customer support and professional services employees, including employees gained from the Company’s acquisition of Temtec, and approximately $17,000 and $52,000 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006.
Amortization of an Acquired Intangible Asset

     Amortization expense for the acquired intangible asset, existing technology, associated with the Temtec acquisition in June 2006, was $108,000 for the three and nine months ended September 30, 2006. The amortization expense relating to the existing technology relating to the Temtec acquisition will continue to be ratably amortized through the second quarter of 2011.
Operating Expenses

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent of		Percent of		Percent of		Percent of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Sales and marketing	$6,577	48%	$3,695	42%	$16,857	47%	$11,005	43%
Product development	1,976	14%	1,308	15%	5,283	15%	3,753	14%
General and administrative	2,306	17%	1,101	12%	6,235	17%	3,868	15%
Amortization of acquired intangible assets	179	1%	63	1%	304	1%	188	1%

Total operating expenses	$11,038	80%	$6,167	70%	$28,679	79%	$18,814	73%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses, as well as the cost of the Company’s international sales operations. Sales and marketing expenses increased $2,882,000 to $6,577,000 for the three months ended September 30, 2006 from $3,695,000 for the three months ended September 30, 2005. Sales and marketing expenses as a percentage of total revenues were 48% and 42% for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, sales and marketing expenses increased $5,852,000 to $16,857,000, or 47% of total revenue, from $11,005,000, or 43% of total revenue, for the comparable period of 2005. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing personnel, including the additional employees gained from the acquisition of Temtec in the second quarter of 2006. This increase in staffing specifically included an increase in headcount from 46 at September 30, 2005 to 62 at September 30, 2006 in the Company’s direct sales force and presales technical staff. In addition, the Company increased its investment in marketing programs, advertising and lead generation activities by $385,000 and $852,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase was also attributable to higher sales commission expense based on increased revenues as well as approximately $225,000 and $594,000 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006.
Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs, as well as the cost of software development tools. Product development expenses increased $668,000 to $1,976,000 for the three months ended September 30, 2006 from $1,308,000 for the three months ended September 30, 2005. These expenses represent 14% of total revenues for the three months ended September 30, 2006, as compared to 15% of total revenues for the three months ended September 30, 2005. For the nine months ended September 30, 2006, product development expenses increased $1,530,000 to $5,283,000, or 15% of total revenue, from $3,753,000, or 14% of total revenue, for the nine months ended September 30, 2005. The increase in product development expenses was primarily due to an increase in headcount from 33 at September 30, 2005 to 53 at September 30, 2006, including employees gained from the Company’s acquisition of Temtec in the second quarter of 2006. Also, the increase was partially due to approximately $166,000 and $428,000 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006. The Company anticipates that it will continue to devote substantial resources to the development of new products and new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also include legal costs incurred under indemnification obligations to former executives associated with the investigation by the Securities and Exchange Commission (“SEC”) related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses increased $1,205,000 to $2,306,000, or 17% of total revenues, for the three months ended

September 30, 2006 from $1,101,000, or 12% of total revenues, for the three months ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses increased $2,367,000 to $6,235,000, or 17% of total revenue, compared to $3,868,000, or 15% of total revenue, for the same period of 2005. The increase was partially due to higher legal fees, including those expenses related to the indemnification obligations to former executives, and consulting fees associated with the previously announced SEC investigation that was settled with respect to the Company in January 2006. These costs totaled approximately $255,000 and $663,000 for the three and nine months ended September 30, 2006, respectively, as compared to approximately $4,000 and $99,000 for the three and nine months ended September 30, 2005, respectively. The increase in professional services fees incurred in connection with the Company’s preparation for its upcoming management report and auditor attestation relating to its internal controls over financial reporting also contributed to the higher general and administrative expenses during the three and nine months ended September 30, 2006 compared to the same periods of 2005. In addition, the increase was attributable in part to approximately $186,000 and $565,000 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, due to the adoption of SFAS 123R on January 1, 2006, compared to $15,000 and $45,000 of stock-based compensation expense for the three and nine months ended September 30, 2005, respectively. Finally, the increase of general and administrative expenses was also due to additional costs incurred related to the acquisition of Temtec in June 2006. The Company will continue to closely monitor general and administrative costs.
Amortization of Acquired Intangible Assets
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $63,000 and $188,000 for the three and nine months ended September 30, 2006 and 2005, respectively. The amortization expense relating to the Dynamic Decisions acquisition will continue to be ratably amortized through the first quarter of 2007.
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Temtec acquisition in June 2006 was $116,000 for the three and nine months ended September 30, 2006. The amortization of this intangible asset will continue ratably through 2016.
Non-operating Income (Expense)

	(In thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent of		Percent of		Percent of		Percent of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Interest income	$237	2%	$159	2%	$742	2%	$376	2%
Interest expense	(178)	(1%)	(14)	—%	(230)	(1%)	(42)	—%
Other (expense) income, net	(59)	(1%)	(61)	(1%)	(37)	—%	(156)	(1%)

Total	$—	—%	$84	1%	$475	1%	$178	1%

Interest Income
     Interest income increased to $237,000 for the three months ended September 30, 2006 from $159,000 from the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest income increased by $366,000 to $742,000 from $376,000 for the same period of 2005. The increase in interest income was due to higher interest rates earned on higher average cash and short-term investments balances as compared to the same periods in 2005.
Interest Expense
     Interest expense increased to $178,000 for the three months ended September 30, 2006 from $14,000 from the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest expense increased by $188,000 to $230,000 from $42,000 for the same period of 2005. The increase was primarily due to the increase in interest expense resulting from the $6.5 million term loan entered into in June 2006 in connection with the Temtec acquisition.
Other Expense, Net

     Other expense, net represents other non-operating income and expense items, primarily consisting of gains and losses on foreign currency exchange fluctuations. Other expense, net decreased slightly to $59,000 for the three months ended September 30, 2006 from $61,000 from the three months ended September 30, 2005. For the nine months ended September 30, 2006, other expense, net decreased by $119,000 to $37,000 from $156,000 for the same period of 2005. The decrease in other expense, net for the nine month period was primarily due to the net favorable impact of foreign exchange rate fluctuations primarily involving the Australian dollar, the British pound and the Euro compared to the prior year.
Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $204,000 and $539,000 for the three and nine months ended September 30, 2006, respectively, compared to the Company’s income tax benefit of $240,000 and $74,000 for the three and nine months ended September 30, 2005, respectively. The effective tax rates during the three and nine months ended September 30, 2006 and 2005 were significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which resulted in the adjustment to the corresponding portion of the previously established valuation allowance. Also, during the quarter ended September 30, 2005, the Company benefited from the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $320,000.
Discontinued Operations
     On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the three months ended September 30, 2006 and 2005 included costs of $26,000 and $20,000, respectively, and $74,000 and $70,000 for the nine months ended September 30, 2006 and 2005, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.
LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $23,106,000 and $20,740,000 as of September 30, 2006 and December 31, 2005, respectively, which excludes restricted cash of $400,000 and $500,000 as of each respective date. The Company’s days sales outstanding (“DSO”) in accounts receivable was 67 days as of September 30, 2006, compared with 65 days as of December 31, 2005.
     Cash provided by the Company’s operating activities was $6,999,000 for the nine months ended September 30, 2006, compared to cash provided by operating activities of $5,921,000 for the nine months ended September 30, 2005. Cash provided by operating activities was primarily due to net income of $3,571,000 for the nine months ended September 30, 2006, coupled with non-cash stock-based compensation expense of $1,639,000.
     Cash used in investing activities totaled $12,541,000 for the nine months ended September 30, 2006 compared to cash used in investing activities of $5,139,000 for the nine months ended September 30, 2005. Cash used in investing activities consisted primarily of $12,246,000 of net cash used in connection with the acquisition of Temtec, including direct acquisition costs.
     Cash provided by financing activities totaled $7,642,000 for the nine months ended September 30, 2006, which consisted of proceeds of $6,500,000 from a term loan, net of approximately $49,000 of debt issuance costs, used to partially finance the acquisition of Temtec as well as proceeds of $1,191,000 received from the issuance of stock under the Company’s stock plans. Cash provided by financing activities totaled $2,317,000 for the nine months ended September 30, 2005, which consisted of $1,425,000 of proceeds received from the issuance of stock under the Company’s stock plans and $892,000 of proceeds from the repayment of notes receivable.
     Cash paid for income taxes by the Company was $332,000 and $325,000 for the nine months ended September 30, 2006 and 2005, respectively.
     In June 2006, the Company amended its existing loan and security agreement with Silicon Valley Bank (“SVB”) in connection with the acquisition of Temtec, to provide for a term loan (the “Term Loan”) in the principal amount of $6.5 million, which the Company used to partially finance the acquisition. Debt issuance costs relating to the Term Loan totaled approximately $49,000. The

Term Loan is payable in thirty-six equal monthly installments of principal commencing on October 1, 2006 through September 1, 2009, plus monthly payments of accrued interest. The Term Loan bears interest at a rate of prime plus 0.75% and is guaranteed by Applix Securities Corp., a wholly-owned subsidiary of the Company. There are no penalties or fees in the event that the Company prepays the Term Loan prior to its scheduled maturity date. This amendment also extended the maturity date of our credit facility with SVB from March 18, 2007 to June 18, 2007. The credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and under which the Company may borrow the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The availability of borrowings under the Company’s credit facility as well as the Term Loan is subject to the maintenance of certain financial covenants and the borrowing limits described above.
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
     The Company has future cash commitments pertaining to its contractual obligations under its non-cancelable leases and term loan with SVB. The Company’s future minimum operating and capital lease and payments for its office facilities and certain equipment as well as scheduled principal payments for the term loan as of September 30, 2006 are:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Non-cancelable operating leases	$4,655,000	$1,304,000	$2,264,000	$1,087,000	$—
Non-cancelable capital leases	44,000	21,000	23,000	—	—
Long-term debt	6,500,000	2,166,667	4,333,333	—	—

Total contractual cash obligations	$11,199,000	$3,491,667	$6,620,333	$1,087,000	$—

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of income. For the three and nine months ended September 30, 2006, the Company reported a net loss on foreign exchange of approximately $59,000 and $14,000, respectively, in its Condensed Consolidated Statements of Income, reflecting the net unfavorable impact of foreign exchange rate fluctuations primarily involving the Australian dollar, the British pound and the Euro. Based on foreign currency exposures existing at September 30, 2006, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $953,000 reduction to earnings. The Company has not engaged in activities to hedge these exposures.
     At September 30, 2006, the Company held $23,106,000 in cash and cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds and $4,082,000 in short-term investments. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. Short-term investments are classified as available for sale and carried at amortized cost, which approximates their fair value. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006, except for certain internal controls placed in operation relating to the accounting for the acquisition of Temtec, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Because we acquired Temtec on June 15, 2006, we have not yet fully integrated Temtec into our internal control over financial reporting, and therefore will be excluding Temtec from our December 31, 2006 evaluation of internal controls. Temtec will be included in our December 31, 2007 evaluation of internal control over financial reporting.
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

APPLIX, INC.
Date: November 14, 2006	/s/ Milton A. Alpern
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