Form 10-K
period 2006-12-31
APPLIX INC /MA/
filed 2007-03-16
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-25040
Applix, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2781676
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
289 Turnpike Road, Westborough, Massachusetts	01581-2831 (Zip Code)
(Address of principal executive offices)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant was $98,197,000 based on the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2006.

On February 28, 2007, the Registrant had 15,857,130 outstanding shares of common stock.

Documents Incorporated By Reference

Document Part	Form 10-K

Portions of the Registrant’s Definitive Proxy Statement for the Annual Stockholders Meeting to be held on June 7, 2007 to be filed with the United States Securities and Exchange Commission	Part III

APPLIX, INC.

FORM 10-K

Applix and TM1 are registered trademarks of Applix, Inc. TM1 Integra, TM1 Financial Reporting, TM1 Consolidations, TM1 Planning Manager, TM1 Web and Executive Viewer are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

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

General

Applix, Inc. (the “Company”) is a global provider of business performance management (“BPM”) and business intelligence (“BI”) applications, with Applix’s TM1 in-memory analytics engine at the core. Architected to drive decisions for agile companies that pursue leadership in their markets, Applix’s applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise. Approximately three thousand customers worldwide, including many Fortune 100 companies, use Applix’s adaptable, scalable and high-performance solutions to rapidly implement, modify, and expand their applications for strategic planning, sales, marketing, operations analysis and reporting.

With solutions based on the Applix platform, Applix’s customers have improved their business performance in numerous ways, such as achieving their business goals within 6 months of implementation on the average, freeing up personnel to concentrate on strategic planning rather than on data gathering, reducing customer defections, rapidly managing mergers and acquisitions, improving customer satisfaction, and shortening business cycles. Applix’s global network of partners delivers packaged and custom applications based on the Applix platform for specific vertical markets such as pharmaceuticals and banking, or for a specific function such as supply chain analytics or sales compensation.

Incorporated in 1983 and headquartered in Westborough, Massachusetts, Applix maintains offices in North America, Europe and the Pacific Rim.

In 2006, Applix was recognized by a variety of industry groups and publications for its leading-edge technologies, including:

•	Applix improved significantly its position on Gartner Inc.’s Magic Quadrant for Corporate Performance Management Suites, 2006, with Gartner positioning Applix in the visionaries quadrant of their report.

•	BPM Partners reported in its 2007 BPM Pulse Survey that Applix achieved the highest level of customer satisfaction of any of the core BPM vendors, outranking significantly larger vendors such as Business Objects, Cognos, and Hyperion.

•	In The OLAP Survey 6, one of the industry’s most comprehensive independent studies, Applix once again achieved highest ratings among the leading BI vendors such as Cognos and Hyperion. The Company took top spots in goals achieved and fewest deterrents to wider deployment, and rated among the top three vendors in performance — shown by this survey to be increasingly important in the achievement of business benefits — speed of deployment, and customer satisfaction.

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

Industry Background

The economy of recent years has forced companies to adopt rigorous methods for assessing the impact that any future investments would have on their business. With reduced resources, many enterprises are pressed to make difficult decisions as to where to increase and decrease spending in their businesses. Many companies are focused on incremental investments in IT projects and reductions in plans for cutting-edge technologies and large infrastructure initiatives. However, analysts predict that the BI and BPM markets will be growth markets in 2007 and beyond.

The BI market is a large and well-established market focused on leveraging the data collected in operational systems throughout an organization. BI is associated with the data warehousing market and involves the analysis of large amounts of historical data. The historical data is aggregated before it is analyzed and this aggregation process frequently requires several hours or a day or two before any analyses can be performed. Often, the analyses are performed by a few highly trained individuals within an organization.

The BPM market, which extends BI solutions with capabilities to define, measure, and manage performance against strategic goals, is beginning to show signs of maturing. BPM solutions tend to involve data from across an organization and involve more diverse groups of users than do BI solutions. BPM solutions tend to focus on proactive, rather than reactive, historical analyses, and they rely on recently updated or real-time data feeds.

Factors driving the growth in the need for BI and BPM solutions include increasingly fierce business competition, the need to rapidly develop and go to market with new products and services, the exigency for financial transparency across the enterprise, the rapid explosion of data, and more decentralized decision-making. In terms of new license revenue, Gartner projected that the BI software market would grow from $2.5 billion in 2006 to $3 billion in 2009, a compound annual growth rate of 7.4%. Gartner also notes that BPM vendors saw significant growth in 2006, with some increases in license revenue as high as 30%.

These strong current and projected growth rates validate Applix’s conviction that in today’s competitive corporate marketplace, companies can no longer succeed solely by automating their day-to-day transactions. To be nimble in the global environment, companies must also incorporate analytic processes into their daily operations to monitor and react to key business performance metrics such as customer retention and product profitability.

Applix has more than 20 years of success in the BI market, and is meeting the challenge to deliver BPM solutions, as evidenced by the growing number of customers who have selected Applix software solutions to maximize business performance. In 2006, approximately 300 new customers selected Applix BI and BPM products, and revenues increased by 41% over 2005.

Applix Products

The Applix product family helps customers automate, analyze and optimize their operational and analytical business processes throughout their extended enterprises. The Applix family of products enables solutions including:

•	interactive planning, budgeting, forecasting and reporting applications;

•	sales, marketing, supply chain and manufacturing and other analyses;

•	human resource planning applications; and

•	dashboarding, scorecarding and key performance indicators.

The Applix Platform

Applix’s performance management solution consists of:

•	Applix’s core product, Applix TM1, its industry-leading analytics engine;

•	Modules to accelerate deployment of performance management: planning, financial reporting, and consolidations; and

•	A choice of self-service interfaces to perform analysis, view reports, and update data for non-financial and financial business users.

Used for planning, reporting and analysis, Applix solutions help customers improve business performance by enabling effective, immediate decision making at all organization levels. With TM1’s in-memory capabilities as the core for Applix’s on-demand approach to consolidating and viewing large volumes of multidimensional data, the Company is an undisputable leader in the BPM and BI markets. Gartner indicates that within 5 years, seventy percent of Global 100 organizations will load large amounts of detailed data into memory as the key way to optimize BI application performance. Applix has been one of the leading multi-dimensional analytics solutions for highly complex business and financial analytical applications for more than twenty years.

Applix’s modules are easily configurable and deploy rapidly with minimal IT investment:

•	Applix Planning enables businesses to develop their strategic business planning collaboratively with their budgeting and forecasting. They are able to monitor performance against the key indicators of their financial and operational plans,

•	With financial reporting and analysis, users report and perform analysis on any type of data, produce any type of report, and deliver those reports to across the enterprise at any time.

•	Applix’s Consolidations shortens the financial close process, providing a single, centralized view of operational and financial data from any number of organizational units and any number of general ledgers.

Applix’s interfaces provide a single view of a business’s performance levels. Executive Viewer, obtained in the acquisition of Temtec International B.V. in June 2006, provides users with real-time web access to on-line analytical processing (“OLAP”) databases such as Microsoft Analysis Services for advanced ad-hoc analysis as well as distributed reporting. Business users can explore data from any perspective, dynamically sort, select and pivot information, create on-the-fly calculations, identify exceptions, generate graphs, and print fully formatted reports. With Applix Web and its Excel conventions, users can update their budgeting and planning Excel sheets, create their own forms, and interact with graphical reports.

The Applix TM1 platform and modules also enable the quick and effortless integration of information from enterprise resource planning, financial systems, customer relationship management (“CRM”), human resources, and other “legacy” databases. Applix’s low total cost of ownership enables business users to quickly achieve their goals, whether they build applications themselves or work with one of Applix’s many solution partners.

Applix TM1 is available on Windows and UNIX platforms. However, the majority of customers utilize Applix TM1 on Windows platforms. As a result, Applix is constantly working with Microsoft to enhance and expand its support on the Windows platform.

Applix solutions provide the following benefits:

•	Instant response times: Because of Applix TM1’s ability to quickly load vast data sets into memory, it is superior to other products that force the customer to pre-calculate and re-calculate consolidations and derived values before anyone can view the data. Because of Applix TM1’s memory-based approach, users can instantly view the results of any updates and what-if analyses they perform.

•	Rapid deployment: Applix TM1 typically builds complete applications for customers in a fraction of the time required by competing products.

•	Familiar spreadsheet interface: Users access Applix TM1 features and capabilities directly from Web or Excel interfaces.

•	Scalability: Applix TM1’s 64-bit capability, combined with its ability to support multiple servers, multiple cubes, multi-threaded processing and multi-user data updating, make it a logical choice for large-scale or highly complex operations.

•	Complex business modeling: Applix TM1’s unique architecture of multi-cubes, rules, a real-time engine, and workflow allow a business to manage its complex business models.

•	Dynamic business workflow: This enables a business to map its processes with Applix TM1’s workflow capabilities. Easy-to-use “wizards” help ensure compliance with organizational and regulatory processes.

•	Efficient use of system resources: Because Applix TM1 never resorts to pre-calculating data, it requires much less hardware and processing power than other products, which suffer from a common “data explosion” predicament.

Sales and Marketing

The Company focuses its marketing efforts on companies committed to improving business analytics at the departmental level and business performance management at the company-wide level. The Company markets its products to mid-market and Global 2000 organizations that are focused on being highly responsive to their markets and shows particular success in the financial services, banking, healthcare, pharmaceuticals, oil and gas, retail, telecommunications, manufacturing and consumer goods industries. The Company believes that these industry sectors are, and will continue to be, some of the fastest growing sectors for its products. A key part of the Company’s marketing strategy is an emphasis on its high-performance Applix TM1 analytical engine for financial and operational business modeling, on-demand analytics and reporting; and the rapid deployment of its products.

Applix’s products are sold primarily through a direct sales force and a network of value added resellers and are also sold through certain original equipment manufacturers. The Company’s sales teams operate out of the Company’s offices in major metropolitan cities in North America as well as its offices in Europe and Asia Pacific. These direct selling efforts are supplemented both domestically and abroad with support from business consulting groups and strategic marketing partners. These organizations provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. While the sales cycle for Applix products varies substantially from customer to customer, it traditionally requires three to six months.

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

Financial information by geographical area may be found in Note 10 of the Notes to Consolidated Financial Statements.

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

Customers may elect to purchase a maintenance support plan for an annual fee. The maintenance support plans include unspecified product upgrades and interim fixes to reported problems. Maintenance support plan revenues accounted for approximately 89% of the Company’s professional services and maintenance revenue in 2006 and 2005.

Software Product Development

The Company believes strongly that the path to success is predicated upon constantly being at the forefront of technology and product innovation. With a strong commitment to the future, Applix has continued its long history of investing in product research and development. In 2006, Applix invested approximately $7.4 million, or 14% of total revenues, in product research and development.

Product development expenses were $7,374,000, $5,269,000 and $4,785,000 for 2006, 2005 and 2004, respectively.

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

The Company resells technologies in conjunction with certain of the Company’s products and that are licensed from third parties. The Company generally pays royalties on these technologies on either a per license or a percentage of revenue basis (the amount of which is not material to the Company). Applix believes that if the licenses for these third-party technologies were terminated, it would be able to develop such technologies internally or license equivalent technologies from other vendors without significant additional expense. If the Company’s right to distribute such third-party technologies were terminated, the Company does not believe that sales of its products would be adversely affected.

The Company believes that, due to the rapid pace of technological innovation for software applications, the Company’s ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

The Company believes that its trademark “Applix” is important to the success of its business and continues to extend its value with new modules and capabilities for the Applix platform.

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

Employees

As of February 28, 2007, the Company had 210 employees. Domestically, the Company had 131 employees, which includes 42 employees in product research and development, 48 employees in sales and marketing, 15 employees in professional services, 6 employees in information systems and 20 employees in finance, operations, administration and facilities. Internationally, the Company had 79 employees, which includes 13 employees in product research and development, 39 employees in sales and marketing, 15 employees in professional services, 1 employee in information systems and 11 employees in finance and operations. None of the Company’s employees are represented by a labor union, and the Company believes that its employee relations are good.

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

OUR FINANCIAL RESULTS MAY BE ADVERSELY IMPACTED BY HIGHER THAN EXPECTED TAX RATES OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Applix is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Applix’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, and in tax laws, which could adversely affect profitability. Further, the carrying value of deferred tax assets is dependent on Applix’s ability to generate future taxable income. In addition, the amount of income taxes paid is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company is headquartered at 289 Turnpike Road in Westborough, Massachusetts. The Company’s headquarters’ lease for 27,303 square feet has a seven-year term, which will expire on January 31, 2011. The Company also leases smaller offices in several metropolitan areas within the United States. Internationally, the Company has five office leases: 1) London, United Kingdom, 2) Munich, Germany, 3) ’S-Hertogenbosch, the Netherlands, 4) Weert, the Netherlands and 5) Sydney, Australia. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

From time to time, the Company is subject to routine litigation and legal proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party, that the Company believes could result in a material adverse impact on its consolidated results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Special Meeting of Stockholders held on December 1, 2006, the following proposal was adopted by the votes specified below:

1) Approval of the Company’s 2006 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
6,638,141	2,426,541	61,198	0

A description of the 2006 Equity Incentive Plan is contained in the Company’s Proxy Statement on Schedule 14A, filed with the SEC on November 1, 2006.

Directors and Executive Officers of the Registrant

The following is a list of the Company’s directors and executive officers, their ages as of March 1, 2007 and their principal position. Executive officers are appointed and may be removed by the Board of Directors.

Name	Age	Position

John D. Loewenberg	66	Chairman of the Board of Directors
Bradley D. Fire	37	Director
Alain J. Hanover	58	Director
Charles F. Kane	49	Director
Peter Gyenes	61	Director
David C. Mahoney	62	President, Chief Executive Officer and Director
Milton A. Alpern	55	Chief Financial Officer and Treasurer
Michael A. Morrison	44	Chief Operating Officer
Chanchal Samanta	53	Vice President, Research and Development

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

Mr. Kane has been a director of the Company since March 2001. Mr. Kane has held several leadership positions in the technology industry and is currently the Chief Financial Officer of “One Laptop per Child,” a non-profit organization founded at Massachusetts Institute of Technology that provides computers and internet access for students in the developing world. Before this, Mr. Kane served as Chief Financial Officer and Senior Vice President, Finance of RSA Security Inc., a security software and consulting company, from May 2006 until the acquisition of RSA Security Inc. by EMC Corporation in September 2006. From July 2003 to May 2006, Mr. Kane was Senior Vice President and Chief Financial Officer of Aspen Technology, Inc., a provider of process management software and implementation services. He served as President and Chief Executive Officer of Corechange, Inc., an e-business access framework software provider, from May 2001 until its sale to Open Text Corporation in February 2003. Mr. Kane also currently serves on the Board of Directors of Progress Software Corporation, an enterprise software provider.

Mr. Gyenes has been a director of the Company since May 2000. Mr. Gyenes served as the Chairman and Chief Executive Officer of Ascential Software Corporation (formerly known as Informix Corporation), a global provider of information management software, from July 2000 until its acquisition by IBM in April 2005. Mr. Gyenes is also a member of the Board of Trustees of the Massachusetts Technology Leadership Council. Mr. Gyenes also currently serves on the Board of Directors of Lawson Software and webMethods, Inc.

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

Mr. Morrison joined the Company in June 2004 as Vice President, Worldwide Field Operations and was promoted to Chief Operating Officer in February 2007. Prior to Applix, Mr. Morrison held various positions at Cognos Incorporated, a publicly-held provider of business intelligence and business performance software, from May 1993 through February 2004, including Vice President of Enterprise Planning Operations, Vice President of Finance and Administration, and Corporate Counsel.

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

The Company’s common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “APLX”. The table below reflects the range of high and low sales price per share of common stock, as reported on NASDAQ, for the periods indicated.

Fiscal 2006	High	Low

First Quarter	$8.57	$5.85
Second Quarter	$8.20	$6.85
Third Quarter	$9.07	$6.65
Fourth Quarter	$11.85	$8.41

Fiscal 2005	High	Low

First Quarter	$9.25	$4.15
Second Quarter	$6.45	$4.21
Third Quarter	$7.24	$4.75
Fourth Quarter	$7.50	$6.05

Dividends

The Company has never paid any cash dividends on its common stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Holders

The approximate number of holders of record of the Company’s common stock on February 28, 2007 was 157. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Comparative Stock Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of the Company between December 31, 2001 and December 31, 2006 with the cumulative total return of (1) the CRSP Total Return Index for The NASDAQ Stock Market (U.S.) (the “NASDAQ Composite Index”) and (2) NASDAQ Computer & Data Processing Index (the “NASDAQ Computer Index”) over the same period. The Company historically included a comparison to the Standard & Poor’s Computer (Software and Services) Index (the “S&P Computer Index”), which ceased being published as of December 31, 2001. The Company selected the NASDAQ Computer Index in lieu of the S&P Computer Index. This graph assumes the investment of $100.00 on December 31, 2001 in the Company’s common stock and assumes any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG APPLIX, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2006(1)(2)	2005	2004	2003(3)	2002
	(In thousands, except per share data)

Statement of Operations Data:
Software license	$30,105	$19,488	$16,228	$13,222	$16,050
Professional services and maintenance	22,068	17,490	14,687	14,133	20,546
Total revenues	52,173	36,978	30,915	27,355	36,596
Total cost of revenues	5,446	4,005	4,039	7,120	12,029
Gross margin	46,727	32,973	26,876	20,235	24,567
Sales and marketing	24,822	15,337	10,588	10,747	15,311
Product development	7,374	5,269	4,785	5,512	5,699
General and administrative	8,793	5,095	6,217	7,653	5,249
Contingent consideration and amortization of acquired intangible assets	466	250	250	833	2,405
Write down of notes receivable	—	—	—	—	964
Restructuring expenses	—	—	577	3,238	381
Operating income (loss)	5,272	7,022	4,459	(7,748)	(5,442)
Net gain from sale of CRM assets	—	—	261	7,910	—
Income (loss) from continuing operations	9,430	6,838	4,808	167	(5,570)
Net income (loss)	9,331	6,738	4,702	(10)	(5,774)
Per Share Data:
Net income (loss) per share from continuing operations, basic	$0.61	$0.47	$0.34	$0.01	$(0.46)
Net income (loss) per share from continuing operations, diluted	$0.56	$0.42	$0.31	$0.01	$(0.46)

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$27,210	$24,938	$15,924	$9,241	$8,389
Restricted cash	400	500	400	817	933
Working capital (deficit)	18,334	18,312	9,293	(2,119)	(4,457)
Long-term debt	5,959	—	—	—	—
Total assets	66,087	38,098	27,185	21,949	23,547
Total stockholders’ equity	37,350	21,628	12,238	2,255	2,419

(1)	In June 2006, the Company acquired all of the outstanding shares of Temtec International B.V.

(2)	Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, “Share-based payment” which requires the expensing of stock options.

(3)	In the first quarter of 2003, the Company sold certain assets relating to its CRM software solutions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 15, 2006, the Company completed the acquisition of Temtec International B.V. (“Temtec”), a privately-held Netherlands company that is a leading provider of self-service analytic software that empowers non-technical business users to analyze and report on business-critical information in real time. The acquisition of Temtec enables the Company to provide companies with a more powerful solution set for creating, managing and delivering compelling operational performance management applications throughout the enterprise. The Company accounted for the Temtec acquisition as a purchase, and accordingly, recorded the assets purchased and liabilities assumed at the purchase date based upon their estimated fair values. The results of operations of Temtec are included in the consolidated financial statements from the acquisition date, June 15, 2006.

ADOPTION OF SFAS 123R

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

Under the provisions of SFAS 123R, the Company recorded $2,270,000 of stock-based compensation in its consolidated statement of income for the year ended December 31, 2006. Stock-based compensation expense was included in the following expense categories in 2006 (in thousands):

Cost of revenues	$70
Sales and marketing	841
Product development	595
General and administrative	764

Total	$2,270

At December 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.4 years, amounted to approximately

$4,174,000. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.

Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits related to stock-based compensation as cash flows from operating activities in the Company’s statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. For the year ended December 31, 2006, there was no net tax benefit from the exercise of stock options. Additionally, the Company used the short form method to calculate the Additional Paid-in Capital (“APIC”) pool, the tax benefit of any resulting excess tax deduction should increase the APIC pool; any resulting tax deficiency should be deducted from the APIC pool.

For more information about stock-based compensation, including valuation methodology, see Note 2 of the Consolidated Financial Statements appearing in this Form 10-K and “Critical Accounting Policies and Estimates” below.

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

For contracts with multiple elements (e.g., delivered and undelivered products, support obligations, consulting, and training services), the Company determines the amount of revenue to allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, the Company allocates the total value of the arrangement first to the undelivered elements based on their vendor specific objective evidence (“VSOE”) and the remainder to the delivered element, generally the software license. The Company has determined fair value based upon prices it charges customers when these elements are sold separately. Maintenance revenue is deferred based upon VSOE, which is determined by the renewal price of the annual maintenance contract. The Company recognizes consulting and training service revenues, including those sold with license fees, as the services are performed based upon their established VSOE.

In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the end-user customer. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as a Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the suppler for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are deferred and expensed ratably over the maintenance period and reported in cost of revenues.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company establishes this allowance using estimates that it makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends. If the Company used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, the Company would require additional provisions for doubtful accounts that would increase bad debt expense.

Goodwill and Other Intangible Assets and Related Impairment

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors including legal factors, market conditions and operational performance of its acquired businesses to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. If events change and the Company has overestimated the economic life of an intangible asset, the Company will be required to amortize the remaining unamortized carrying value of this asset over the newly estimated life, which may result in additional amortization expense.

Stock-based compensation

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

Restructuring

During 2004, the Company recorded charges in connection with its restructuring programs. These charges include estimates pertaining to the settlements of contractual obligations, including the restructuring of its UK office and Westborough, Massachusetts headquarters’ leases. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, which would result in incremental charges or credits to the income statement and have cash flow ramifications.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2006, the Company made an adjustment of approximately $4 million to reduce the valuation allowance of certain of its deferred tax assets, primarily relating to domestic federal and state net operating losses, based on management’s judgment that, based on available evidence, it is more likely than not such assets will be realized.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended December 31,
		Percent of		Percent of		Percent of
	2006	Revenue	2005	Revenue	2004	Revenue
	(In thousands, except percentages)

Software License Revenues	$30,105	58%	$19,488	53%	$16,228	52%
Professional Services Revenues	2,417	5%	1,937	5%	1,413	5%
Maintenance Revenues	19,651	37%	15,553	42%	13,274	43%

Total Professional Services and Maintenance Revenues	22,068	42%	17,490	47%	14,687	48%

Total Revenues	$52,173	100%	$36,978	100%	$30,915	100%

Total revenues for the year ended December 31, 2006 increased $15,195,000, or 41%, to $52,173,000 from $36,978,000 for the year ended December 31, 2005. The increase in total revenues from the prior year was comprised of increases of $10,617,000 in software license revenues and $4,578,000 in professional services and maintenance revenues. Included in 2006 total revenues was approximately $4 million of revenues relating to the sale of Temtec products and services. When expressed at constant foreign currency exchange rates, total revenues increased 32% for the year ended December 31, 2006 compared to the prior year.

Software Licenses

Software license revenues increased by $10,617,000 to $30,105,000 in 2006 from $19,488,000 in 2005. The increase in software license revenues was largely due to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals resulting from the strengthening of the Company’s worldwide field operations as well as the continued development and enhancements to the Company’s product offerings, including those obtained in the Temtec acquisition. A measure the Company uses to evaluate revenue performance is deal size given the relative importance of gross margin within the software industry. The increase in deal size is reflected in the number of transactions resulting in software license revenue in excess of $100,000, which more than doubled to 67 in 2006 from 33 in 2005. Also, this significant increase in software license revenue contributed to a shift in the revenue mix between software licenses and professional services and maintenance. The sales of software licenses accounted for 58% of total revenues for the year ended December 31, 2006, compared to 53% of total revenues for the year ended December 31, 2005.

Domestic software license revenue increased 72% to $12,127,000 in 2006 from $7,055,000 in 2005. International software license revenue increased 45% to $17,978,000 in 2006 from $12,433,000 in 2005.

The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers, independent distributors, sales agents and original equipment manufacturers.

Professional Services and Maintenance

Professional services and maintenance revenues increased by 26% to $22,068,000 in 2006 as compared to $17,490,000 in 2005. Maintenance revenues increased 26% to $19,651,000 in 2006 compared to $15,553,000 in 2005, while professional services revenues increased 25% to $2,417,000 in 2006 compared to $1,937,000 in 2005. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increases in professional services were primarily due to increased training and consulting revenues resulting from increased license revenues. The increases were also attributable to approximately $1,214,000 of professional services revenues relating to Temtec professional service arrangements. The Company will continue to rely primarily on its partners to provide consulting services, including BPM/BI product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, and bug fixes and patches. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.

Cost of Revenues

	Year Ended December 31,
	2006		2005		2004
	(In thousands, except percentages)

Cost of Software License Revenues	$310		$117		$427
Cost of Professional Services and Maintenance Revenues:
Cost of Professional Services Revenues	2,265		1,573		1,036
Cost of Maintenance Revenues	2,671		2,315		2,576

Total	4,936		3,888		3,612
Amortization of an acquired intangible asset	200		—		—

Total Cost of Revenues	$5,446		$4,005		$4,039

Gross Margin(A):
Software License(B)	$29,595	98%	$19,371	99%	$15,801	97%
Professional Services and Maintenance:
Professional Services	152	6%	364	19%	377	27%
Maintenance	16,980	86%	13,238	85%	10,698	81%

Total	17,132	78%	13,602	78%	11,075	75%

Total Gross Margin	$46,727	90%	$32,973	89%	$26,876	87%

(A)	Gross margins calculated as a percentage of related revenues.

(B)	Software license gross margin calculated net of cost of software license revenues and amortization of an acquired intangible asset.

Cost of Software License Revenues

Cost of software license revenues consists primarily of third-party software royalties and the cost of product packaging and documentation material. Cost of software license revenues as a percentage of software license revenues was 1% for the years ended December 31, 2006 and 2005. The increase in the cost of software license revenues was primarily due an increase in third-party royalties associated with the sales of certain products.

Cost of Professional Services and Maintenance Revenues

The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. Cost of professional services and maintenance revenues increased by $1,048,000 to $4,936,000 for the year ended December 31, 2006 from $3,888,000 for the year ended December 31, 2005. The increase in the cost of professional services and maintenance revenues was primarily due to an increase in customer support and professional services employees, including employees gained from the Company’s acquisition of Temtec, and approximately $70,000 of stock-based compensation expense for the ended year ended December 31, 2006, due to the adoption of SFAS 123R on January 1, 2006.

Amortization of an Acquired Intangible Asset

Amortization expense for the acquired intangible asset, existing technology, associated with the Temtec acquisition in June 2006, was $200,000 for the year ended December 31, 2006. The amortization of this intangible asset will continue to be ratably amortized through the second quarter of 2011.

Operating Expenses

	Year Ended December 31,
		Percent of		Percent of		Percent of
	2006	Revenue	2005	Revenue	2004	Revenue
	(In thousands, except percentages)

Sales and marketing	$24,822	47%	$15,337	41%	$10,588	34%
Product development	7,374	14%	5,269	14%	4,785	15%
General and administrative	8,793	17%	5,095	14%	6,217	20%
Restructuring expense	—	—	—	—	577	2%
Amortization of acquired intangible asset	466	1%	250	1%	250	1%

Total Operating Expenses	$41,455	79%	$25,951	70%	$22,417	73%

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses. Sales and marketing expenses increased $9,485,000 to $24,822,000 for the year ended December 31, 2006 from $15,337,000 for the year ended December 31, 2005. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing personnel, including the additional employees gained from the acquisition of Temtec in the second quarter of 2006, as well as higher sales commission expense based on increased revenues. These resulted in an increase of approximately $6,747,000 in sales and marketing expenses compared to the prior year. The increase was also attributable to approximately $841,000 of stock-based compensation expense for the year ended December 31, 2006, due to the adoption of SFAS 123R on January 1, 2006. In addition, the Company increased its investment in marketing programs, advertising and lead generation activities by approximately $1,177,000 for year ended December 31, 2006 compared to 2005.

Product Development

Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs and the cost of software development tools. Product development expenses increased $2,105,000 to $7,374,000 for the year ended December 31, 2006 from to $5,269,000 for the year ended December 31, 2005. The increase in product development expenses was primarily due to an increase in headcount from 32 at December 31, 2005 to 53 at December 31, 2006, including employees gained from the Company’s acquisition of Temtec in June 2006. Also, the increase was partially due to approximately $595,000 of stock-based compensation expense for the year ended December 31, 2006, due to the adoption of SFAS 123R on January 1, 2006. The Company anticipates that it will continue to devote substantial resources to the development of new products and new versions of its existing products, including Applix TM1 and related applications.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. The increase of $3,698,000 in general and administrative expenses in 2006 was partially due to higher legal fees, including those expenses related to the indemnification obligations to former executives, and consulting fees associated with the previously announced SEC investigation that was settled with respect to the Company in January 2006. These costs totaled approximately $996,000 for the year ended December 31, 2006 compared to approximately $119,000 for the year ended December 31, 2005. The increase in professional services fees resulting from activities associated with compliance efforts with the Sarbanes-Oxley Act of 2002 also contributed to the higher general and administrative expenses during 2006 compared to the same period of 2005. In addition, the increase was attributable in part to approximately $764,000 of stock-based compensation expense for the year ended December 31, 2006, due to the adoption of SFAS 123R on January 1, 2006, compared to $60,000 of stock-based compensation expense for year ended December 31, 2005. Finally, the increase of general and administrative expenses was also due to additional costs incurred related to the acquisition of Temtec in June 2006. The Company will continue to closely monitor general and administrative costs.

Amortization of Acquired Intangible Assets

Amortization expense for the customer relationships intangible asset associated with the Dynamic Decisions acquisition in March 2001, was $250,000 for the years ended December 31, 2006 and 2005, respectively. The amortization expense relating to the Dynamic Decisions acquisition will continue to be ratably amortized through the first quarter of 2007.

Amortization expense for the customer relationships intangible asset associated with the Temtec acquisition in June 2006, was $216,000 for the year ended December 31, 2006. The amortization of this intangible asset will continue ratably through 2016.

Non-Operating Income (Expenses)

	Year Ended December 31,
		Percent of		Percent of		Percent of
	2006	Revenue	2005	Revenue	2004	Revenue
	(In thousands, except percentages)

Interest income	$1,048	2%	$596	2%	$184	1%
Interest expense	(388)	(1)%	(54)	—%	(69)	—%
Other income (expense), net	228	1%	(369)	(1)%	198	1%
Net gain from sale of CRM assets	—	—%	—	—%	261	1%

Total	$888	2%	$173	1%	$574	2%

Interest Income

Interest income increased by $452,000 to $1,048,000 for the year ended December 31, 2006 from $596,000 for the same period of 2005. The increase in interest income was due to higher interest rates earned on higher average cash and short-term investments balances in 2006 as compared to the year ended December 31, 2005.

Interest Expense

Interest expense increased to $388,000 for the year ended December 31, 2006 from $54,000 for the year ended December 31, 2005. The increase was primarily due to the additional interest expense resulting from the $6.5 million term loan entered into in June 2006 in connection with the Temtec acquisition.

Other Income (Expense), Net

Other income (expense), net increased to income of $228,000 for the year ended December 31, 2006 from expense of $369,000 from the year ended December 31, 2005. The increase was mainly due to foreign currency exchange rate fluctuations, primarily the Euro, the British Pound, and the Australian dollar, on intercompany balances, which are considered short-term in nature and are denominated in the Company’s foreign subsidiaries’ local currencies. In particular, the Company recorded a gain on foreign exchange of approximately $259,000 for the year ended December 31, 2006, compared to a loss of $292,000 for the year ended December 31, 2005.

(Benefit) Provision for Income Taxes

The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s income tax benefit was $3,270,000 for the year ended December 31, 2006 compared to an income tax provision of $357,000 for the year ended December 31, 2005. The change was primarily due to an income tax benefit of $3,965,000 resulting from the reversal of a portion of the valuation allowance on the Company’s domestic deferred tax assets, mainly comprised of federal and state net operating loss carryforwards at

December 31, 2006. The effective tax rates were also significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which have resulted in the release of a portion of the previously established valuation allowance. The Company’s effective tax rate was further decreased by the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $320,000 in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total revenues for the year ended December 31, 2005 increased $6,063,000, or 20%, to $36,978,000 from $30,915,000 for the year ended December 31, 2004. The increase in total revenues from the prior year was comprised of increases of $3,260,000 in software license revenues and $2,803,000 in professional services and maintenance revenues.

Software license revenue increased by $3,260,000 to $19,488,000, or 53% of total revenues, in 2005 from $16,228,000, or 52% of total revenues, in 2004. The increase in software license revenues was largely due to the strengthening of our worldwide field operations, resulting primarily from additions to the sales operations made in the second half of 2004 and in 2005, as well as the continued development and enhancements to the Company’s product offerings. These efforts led to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals. The increase in deal size was reflected in the number of transactions resulting in software license revenue in excess of $100,000 which nearly doubled to 33 in 2005 from 17 in 2004.

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

Cost of software license revenues consisted primarily of third-party software royalties, cost of product packaging and documentation materials, and amortization of capitalized software costs. Cost of software license revenues as a percentage of software license revenues was 1% for the year ended December 31, 2005, compared to 3% for the year ended December 31, 2004. The improvement in software license gross margin was primarily due to a decrease of $265,000 in the amortization of capitalized software development costs for the year ended December 31, 2005 compared to the prior year. Capitalized software development costs were fully amortized in the second quarter of 2004.

The cost of professional services and maintenance revenues consisted primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. These payments to indirect channel partners to provide first level support were generally amortized over the 12-month maintenance support period of the underlying contract with the end-user customer. Cost of professional services and maintenance revenues increased by $276,000 to $3,888,000 for the year ended December 31, 2005 from $3,612,000 for the year ended December 31, 2004. Gross margin of professional services and maintenance revenues increased to 78% for the year ended December 31, 2005 from 75% for the year ended December 31, 2004. The improvement in gross margin was primarily due to lower partner maintenance fees as the Company has reduced the utilization of partners for providing the first level support to end-user customers in maintenance renewals, partially offset by an increase in professional service employees and third-party consulting fees resulting from increased training and consulting revenues.

Sales and marketing expenses consisted primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses and the cost of the Company’s international operations, which are sales operations. Sales and marketing expenses increased $4,749,000 to $15,337,000 for the year ended December 31, 2005 from $10,588,000 for the year ended December 31, 2004. Sales and marketing expenses as a percentage of total revenues were 41% and 34% for the years ended December 31, 2005 and 2004, respectively. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing, including specifically an increase to headcount from 35 at December 31, 2004 to 54 at December 31, 2005 in the Company’s direct sales force and presales technical staff, as well as an increased investment in marketing programs, advertising and lead generation activities. The increase was also attributable to higher sales commission expense based on increased revenues.

Product development expenses included costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consisted primarily of employee salaries and benefits, consulting costs and the cost of software development tools. Product development expenses increased $484,000 to $5,269,000 for the year ended December 31, 2005 from $4,785,000 for the year ended December 31, 2004. These expenses represented 14% and 15% of total revenues for the years ended December 31, 2005 and 2004, respectively. The increase in product development expenses was primarily due to costs related to the departure of the Company’s former Vice President, Product Development, including severance and stock-based compensation related to modification of certain stock awards of the terminated executive. The increase in product development expenses was also attributable to the utilization of independent consultants and contractors in certain quality assurance and product documentation activities as part of the development of new and existing products.

General and administrative expenses consisted primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses also included legal costs (including costs under indemnification obligations to former executives) associated with the investigation by the SEC related to the Company’s financial restatements for the fiscal years 2001 and 2002. General and administrative expenses decreased $1,122,000 to $5,095,000, or 14% of total revenues, for the year ended December 31, 2005 from $6,217,000, or 20% of total revenues, for the year ended December 31, 2004. The decrease was primarily due to lower legal costs associated with the SEC investigation. The decrease from the prior year was also attributable to a reduction in allocated rent expense resulting from the Company’s restructuring of its UK office lease in 2004.

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

During 2004, the Company reversed an accrual related to the sale of the customer relationship management software solutions assets (“CRM assets”) in the first quarter of 2003, since there were no identified remaining transaction costs or post-closing adjustments. This reversal resulted in an adjustment of approximately $261,000 to the net gain from the sale of the CRM assets. The Company does not anticipate any further adjustments relating to the sale of the CRM assets.

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

Liquidity and Capital Resources

The Company derives its liquidity and capital resources primarily from the Company’s cash flows from operations. Additionally, the Company derives its liquidity and capital resources from financing activities, including a debt borrowing and proceeds from the issuance of shares under the Company’s stock plans. The Company’s cash and cash equivalent balances were $23,487,000 and $20,740,000 as of December 31, 2006 and 2005, respectively, which excludes restricted cash of $400,000 and $500,000, respectively. The Company’s days sales outstanding in accounts receivable was 75 days as of December 31, 2006, compared with 65 days as of December 31, 2005.

Cash provided by the Company’s operating activities was $7,753,000 for the year ended December 31, 2006 compared to cash provided by operating activities of $7,314,000 for the prior year. Cash provided by operating activities was primarily due to net income of $9,331,000 for the year ended December 31, 2006 and an increase of accrued expenses of $1,714,000, partially offset by an increase in accounts receivable of $3,265,000.

Cash used in investing activities totaled $12,715,000 for the year ended December 31, 2006 compared to cash used in investing activities of $4,876,000 for the year ended December 31, 2005. Cash used in investing activities consisted primarily of $12,433,000 of net cash used in connection with the acquisition of Temtec, including direct acquisition costs.

Cash provided by financing activities totaled $7,306,000 for the year ended December 31, 2006, which consisted of proceeds of $6,500,000 from a term loan, net of approximately $49,000 of debt issuance costs and related principal payments of $541,000, used to partially finance the acquisition of Temtec, as well as proceeds of $1,396,000 received from the issuance of stock under the Company’s stock plans. This compares to total cash provided by financing activities of $2,616,000 for the year ended December 31, 2005, which consisted of proceeds of $1,724,000 from the issuance of stock under stock plans, coupled with cash proceeds of $892,000 from the settlement of certain executive loans.

Cash paid for income taxes by the Company of $483,000 and $380,000 for the years ended December 31, 2006 and 2005, respectively, was primarily due to foreign taxes paid by the Company’s foreign subsidiaries.

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

The Term Loan bears interest at a rate of prime plus 0.75% and is guaranteed by Applix Securities Corp., a wholly-owned subsidiary of the Company, and is collateralized by substantially all of the Company’s assets. There are no penalties or fees in the event that the Company prepays the Term Loan prior to its scheduled maturity date. This amendment also extended the maturity date of our credit facility with SVB from March 18, 2007 to June 18, 2007. The credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and under which the Company may borrow the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The availability of borrowings under the Company’s credit facility as well as the Term Loan is subject to the borrowing limits described above and maintenance of certain financial covenants, none of which are considered restrictive to the Company’s business.

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

The Company has future cash commitments pertaining to its contractual obligations under its non-cancelable leases and its Term Loan. The Company’s future minimum operating and capital lease payments for its office facilities and certain equipment as well as scheduled principal payments for the Term Loan as of December 31, 2006 are:

		Less Than			After
	Total Years	1 Year	1-3 Years	4-5 Years	5 Years

Non-cancelable operating leases	$4,595,000	$1,341,000	$2,437,000	$817,000	$—
Non-cancelable capital leases	48,000	25,000	23,000	—	—
Accrued restructurings expenses	212,000	51,000	148,000	13,000	—
Term loan	5,959,000	2,167,000	3,792,000	—	—

Total contractual cash obligations	$10,814,000	$3,584,000	$6,400,000	$830,000	$—

Off-Balance Sheet Arrangements

The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties, and as such, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash and short-term investment balances, funds expected to be generated from operations, and funding available under the SVB credit facility. The Term Loan and availability of borrowings under the Company’s credit facility are subject to the borrowing limits described above as well as the maintenance of certain financial covenants. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and product development. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

New Accounting Pronouncements

The Company adopted SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that companies utilize a dual-approach to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. The adoption of SAB 108 had no effect on our consolidated financial statements for the year ended December 31, 2006.

In July 2006, the FASB issued FASB Interpretation Number (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. In accordance with FIN No. 48, the Company will report the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to and after the application of FIN No. 48 as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on its consolidating financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of income. During 2006, the Company incurred a net gain on foreign exchange of approximately $259,000, primarily due to favorable movements in the Australian dollar, Euro and British pound exchange rates. Based on foreign currency exposures existing at December 31, 2006, a 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $861,000 reduction to earnings. The Company is not engaged in activities to hedge these exposures.

At December 31, 2006, the Company held $23,487,000 in cash and cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds, and $3,723,000 in short-term investments. Cash equivalents and short-term investments are classified as available for sale and carried at fair value, which approximates amortized cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

Item 8.	Financial Statements and Supplementary Data

Supplemental Quarterly Financial Data

	Q1 2006	Q2 2006	Q3 2006	Q4 2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenue from continuing operations	$8,993	$13,320	$13,825	$16,035
Gross margin from continuing operations	$7,933	$12,040	$12,415	$14,339
Income from continuing operations	$119	$2,353	$1,173	$5,785
Loss from discontinued operations	$(22)	$(26)	$(26)	$(25)
Net income	$97	$2,327	$1,147	$5,760
Net income per share, basic	$0.01	$0.15	$0.07	$0.37
Net income per share, diluted	$0.01	$0.14	$0.07	$0.33
Weighted average number of basic shares outstanding	15,024	15,193	15,563	15,628
Weighted average number of diluted shares outstanding	16,467	16,702	17,073	17,632

	Q1 2005	Q2 2005	Q3 2005	Q4 2005
	(Unaudited)
	(In thousands, except per share amounts)

Revenue from continuing operations	$7,648	$9,432	$8,814	$11,084
Gross margin from continuing operations	$6,667	$8,411	$7,816	$10,079
Income from continuing operations	$631	$1,728	$1,973	$2,506
Loss from discontinued operations	$(20)	$(30)	$(20)	$(30)
Net income	$611	$1,698	$1,953	$2,476
Net income per share, basic	$0.04	$0.12	$0.13	$0.17
Net income per share, diluted	$0.04	$0.11	$0.12	$0.15
Weighted average number of basic shares outstanding	14,456	14,627	14,744	14,845
Weighted average number of diluted shares outstanding	16,417	16,129	16,534	16,672

Financial Statements

The Company’s Consolidated Financial Statements are listed under Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because we acquired Temtec International B.V. on June 15, 2006, we have not yet fully integrated Temtec into our internal control over financial reporting, and therefore have excluded Temtec from our December 31, 2006 evaluation of internal controls. Temtec will be included in our December 31, 2007 evaluation of internal control over financial reporting.

Based on our assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Changes in internal control over financial reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Applix, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Applix, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Temtec International B.V., which was acquired on June 15, 2006 and whose financial statements constitute 1.3 percent and 2.8 percent of net and total assets, respectively, 5.0 percent of revenues, and 0.7 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Temtec International B.V. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards 123(R), “Share-Based Payment.”

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and in part in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007 (the “2007 Proxy Statement”) in the sections entitled “Board of Directors and Corporate Governance Information — Members of the Board of Directors”, “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors and Corporate Governance Information — Board Committees,” and “Board of Directors and Corporate Governance Information — Code of Business Conduct and Ethics,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2007 Proxy Statement in the section entitled “Executive and Director Compensation And Related Matters”, which section is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2007 Proxy Statement in the sections entitled “General Information About the Annual Meeting — Beneficial Ownership of Voting Stock”, “Executive and Director Compensation and Related Matters — Equity Compensation Plan Disclosure” and “Executive and Director Compensation and Related Matters — Potential Payments Upon Termination or Change-in-Control”, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the 2007 Proxy Statement in the section entitled “Board of Directors and Corporate Governance Information — Related Person Transactions”, “Board of Directors and Corporate Governance Information — Policies and Procedures for Related Person Transactions” and “Board of Directors and Corporate Governance Information — Determination of Independence” which sections are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the 2007 Proxy Statement “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm’s Fees And Other Matters”, which section is incorporated herein by reference.

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

2. Consolidated Financial Statement Schedules.

All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto

3. Exhibits.

The exhibits filed as a part of this Annual Report on Form 10-K are as follows:

2	.1(1)	—	Share Purchase Agreement of the Shares in the Capital of Temtec International B.V. by and among Applix, Inc., the Sellers (as defined therein) and Temtec International B.V., dated June 15, 2006.
3	.1(2)	—	Restated Articles of Organization.
3	.2(3)	—	Amended and Restated By-laws.
4	.1(4)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4	.2(5)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.
10	.1(6)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(7)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.3(8)†	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.4(9)†	—	Applix, Inc. 2003 Director Equity Plan, as amended.
10	.5(10)†	—	Form of Stock Option Agreement for 2003 Director Equity Plan.
10	.6(11)†	—	Applix, Inc. 2004 Equity Incentive Plan, as amended.
10	.7(12)†	—	Applix, Inc. 2006 Stock Incentive Plan.
10	.8(12)†	—	Form of Incentive Stock Option Agreement for the 2006 Stock Incentive Plan.
10	.9(13)†	—	2006 Executive Officer Bonus Plan.
10	.10(14)†	—	2007 Executive Officer Bonus Plan.
10	.11(15)†	—	Form of Retention Agreement.
10	.12(9)†	—	Summary of Compensation Policy for Directors of Applix, Inc.
10	.13(16)	—	Letter Agreement between Applix, Inc. and Craig Cervo, dated October 26, 2005.
10	.14(17)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.
10	.15(18)	—	First Loan Modification Agreement by and between Applix, Inc. and Silicon Valley Bank, dated April 14, 2005.
10	.16(1)	—	Second Loan Modification Agreement by and between Applix, Inc. and Silicon Valley Bank, dated June 15, 2006.
10	.17(19)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.18(17)	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10	.19(17)	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10	.20(17)	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 21, 2006.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 33-85688).

3.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Commission on March 4, 2004.

6.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

9.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 31, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 15, 2005.

12.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 1, 2006.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on March 1, 2006.

14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 13, 2007.

15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on October 31, 2005.

17.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

18.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the Commission on May 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 16, 2007 by the undersigned, thereunto duly authorized.

APPLIX, INC.

By:	/s/ David C. Mahoney
David C. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Mahoney David C. Mahoney	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Milton A. Alpern Milton A. Alpern	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ John D. Loewenberg John D. Loewenberg	Chairman of the Board of Directors	March 16, 2007

/s/ Bradley D. Fire Bradley D. Fire	Director	March 16, 2007

/s/ Peter Gyenes Peter Gyenes	Director	March 16, 2007

/s/ Alain J. Hanover Alain J. Hanover	Director	March 16, 2007

/s/ Charles F. Kane Charles F. Kane	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applix, Inc.:

We have audited the accompanying consolidated balance sheets of Applix, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applix, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2007

APPLIX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$23,487	$20,740
Short-term investments	3,723	4,198
Accounts receivable, less allowance for doubtful accounts of $368 and $231, respectively	13,582	8,066
Other current assets	1,585	1,295
Deferred tax assets, current	619	164

Total current assets	42,996	34,463
Restricted cash	400	500
Property and equipment, net	1,313	953
Intangible assets, net of accumulated amortization of $1,853 and $1,188, respectively	5,477	312
Goodwill	13,341	1,158
Deferred tax assets, long-term	1,876	—
Other assets	684	712

TOTAL ASSETS	$66,087	$38,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,068	$1,504
Accrued expenses	9,324	5,460
Accrued restructuring expenses, current portion	51	44
Current portion of debt	2,167	—
Deferred revenues	11,052	9,143

Total current liabilities	24,662	16,151
Accrued restructuring expenses, long term portion	161	186
Long-term debt	3,792	—
Other long term liabilities	122	133

Total liabilities	28,737	16,470

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0025 par value; 30,000,000 shares authorized; 15,657,258 and 14,923,894 shares issued and outstanding, respectively	39	37
Additional paid-in capital	63,365	57,178
Accumulated deficit	(24,604)	(33,935)
Accumulated other comprehensive loss	(1,450)	(1,652)

Total stockholders’ equity	37,350	21,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,087	$38,098

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Revenues:
Software license	$30,105	$19,488	$16,228
Professional services and maintenance	22,068	17,490	14,687

Total revenues	52,173	36,978	30,915

Cost of revenues:
Software license	310	117	427
Professional services and maintenance (includes $70 of stock-based compensation for the year ended December 31, 2006)	4,936	3,888	3,612
Amortization of an acquired intangible asset	200	—	—

Total cost of revenues	5,446	4,005	4,039

Gross margin	46,727	32,973	26,876

Operating expenses:
Sales and marketing (includes $841 of stock-based compensation for the year ended December 31, 2006)	24,822	15,337	10,588
Product development (includes $595 and $155 of stock-based compensation for the years ended December 31, 2006 and 2005, respectively)	7,374	5,269	4,785
General and administrative (includes $764, $60 and $60 of stock-based compensation for the years ended December 31, 2006, 2005 and 2004, respectively)	8,793	5,095	6,217
Restructuring	—	—	577
Amortization of acquired intangible assets	466	250	250

Total operating expenses	41,455	25,951	22,417

Operating income	5,272	7,022	4,459
Non-operating income (expenses):
Interest income	1,048	596	184
Interest expense	(388)	(54)	(69)
Other income (expense), net	228	(369)	198
Net gain from sale of CRM assets	—	—	261

Income before taxes	6,160	7,195	5,033
Benefit (provision) for income taxes	3,270	(357)	(225)

Income from continuing operations	9,430	6,838	4,808
Discontinued operations:
Loss from discontinued operations	(99)	(100)	(106)

Net income	$9,331	$6,738	$4,702

Net income (loss) per share, basic and diluted:
Continuing operations, basic	$0.61	$0.47	$0.34
Continuing operations, diluted	$0.56	$0.42	$0.31
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income per share, basic	$0.61	$0.46	$0.33
Net income per share, diluted	$0.55	$0.41	$0.30
Weighted average number of shares outstanding:
Basic	15,348	14,669	14,038
Diluted	16,986	16,451	15,482

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-In	Accumulated	(Loss)	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Deficit	Income	Stock	Equity	Income

Balance, January 1, 2004	$33	$50,497	$(45,375)	$(1,539)	$(1,361)	$2,255

Net income			4,702			4,702	$4,702
Foreign currency exchange translation adjustment				66		66	66

Total comprehensive income							$4,768

Stock issued under stock plans (769,367 shares)	2	1,993				1,995
Sale of common stock to affiliates (657,894 shares)	2	2,987				2,989
Executive loans settlement		179			52	231
Redesignation of treasury shares	(1)	(1,308)			1,309	—

Balance, December 31, 2004	36	54,348	(40,673)	(1,473)	—	12,238
Net income			6,738			6,738	$6,738
Foreign currency exchange translation adjustment				(178)		(178)	(178)
Unrealized gain on short-term investments				(1)		(1)	(1)

Total comprehensive income							$6,559

Stock issued under stock plans (633,310 shares)	1	1,783				1,784
Executive loans settlement		892				892
Stock-based compensation related to severance		155				155

Balance, December 31, 2005	37	57,178	(33,935)	(1,652)	—	21,628
Net income			9,331			9,331	$9,331
Foreign currency exchange translation adjustment				202		202	202

Total comprehensive income							$9,533

Stock issued under stock plans (403,112 shares)	1	1,455				1,456
Stock issued in connection with Temtec acquisition (330,252 shares)	1	2,537				2,538
Stock-based compensation		2,195				2,195

Balance, December 31, 2006	$39	$63,365	$(24,604)	$(1,450)	$—	$37,350

See accompanying Notes to Consolidated Financial Statements.

APPLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$9,331	$6,738	$4,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	591	335	573
Amortization	666	250	515
Provision for bad debts	121	27	79
Net gain on sale of CRM assets	—	—	(261)
Loss on disposal of property and equipment	7	4	99
Share-based compensation expense	2,270	215	60
Deferred income taxes	(3,956)	221	(496)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,386)	(2,554)	(223)
Decrease (increase) in other assets	279	(255)	955
Increase (decrease) in accounts payable	38	653	(309)
Increase (decrease) in accrued expenses	1,714	565	(1,612)
Decrease in accrued restructuring expenses	(47)	(143)	(3,027)
Increase (decrease) in other liabilities	75	(33)	(304)
Increase in deferred revenue	50	1,291	385

Cash provided by operating activities	7,753	7,314	1,136
Cash flows from investing activities:
Acquisition, net of cash acquired	(12,433)	—	—
Property and equipment expenditures	(857)	(578)	(321)
Decrease (increase) in restricted cash	100	(100)	417
Proceeds from sale of subsidiary	—	—	195
Purchases of short-term investments	(9,780)	(10,923)	—
Maturities of short-term investments	10,255	6,725	—

Cash (used in) provided by investing activities	(12,715)	(4,876)	291
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,396	1,724	1,935
Proceeds from long-term debt	6,500	—	—
Payments of debt issuance costs	(49)	—	—
Principal payments on long-term debt	(541)	—	—
Proceeds from issuance of common stock to affiliate	—	—	2,989
Proceeds from settlement of executive loans	—	892	231

Cash provided by financing activities	7,306	2,616	5,155
Effect of exchange rate changes on cash	403	(238)	101

Increase in cash and cash equivalents	2,747	4,816	6,683
Cash and cash equivalents at beginning of period	20,740	15,924	9,241

Cash and cash equivalents at end of period	$23,487	$20,740	$15,924

Supplemental disclosure of cash flow information
Cash paid for income tax	$483	$380	$949
Cash paid for interest	$281	$15	$43
Supplemental disclosure of non-cash financing activity
In June 2006, the Company issued 330,252 shares of common stock valued at approximately $2.5 million in connection with the acquisition of Temtec International B.V. (Note 3)

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

Principles of Consolidation

The consolidated financial statements include the accounts of Applix, Inc. and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of property and equipment and intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, share-based compensation, the allowance for doubtful accounts, impairment of goodwill and accrued liabilities.

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

The Company uses the residual method under SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until the fair value of the undelivered elements can be objectively determined or these elements have been delivered or services have been rendered. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method, the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

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

Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is typically one year, based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when maintenance is sold separately.

Revenues for consulting services are generally recognized on a time and material basis as services are delivered. Based upon the Company’s experience in completing product implementations, these services are typically delivered within three months or less subsequent to the contract signing. Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately.

The Company’s license arrangements with its end-user customers and indirect channel partners do not include any rights of return or price protection, nor do arrangements with indirect channel partners typically include any sell-through contingencies. Generally, the Company’s arrangements with end-user customers and indirect channel partners do not include any acceptance provisions. In those cases in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when acceptance has been obtained as generally evidenced by written acceptance by the customer. The Company’s arrangements with indirect channel partners and end-user customers do include a standard warranty provision whereby the Company will use reasonable efforts to cure material nonconformity or defects of the software from the Company’s published specifications. The standard warranty provision does not provide the indirect channel partners or end-user customer with the right of refund.

At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the payment terms granted to the customer. For end-user customers and indirect channel partners, the Company’s typical payment terms require payment within 30 to 90 days of the invoice date. If the payment terms for the arrangement are considered extended (generally, if payment is due greater than 90 days), the Company defers revenue under these arrangements and such revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due.

In some instances, indirect channel partners provide first level maintenance services to the end-user customer and the Company provides second level maintenance support to the end-user customer. The Company accounts for amounts received in these arrangements in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company receives a net fee from the indirect channel partner to provide second level support to the indirect channel partner, this amount is recorded as revenue over the term of the maintenance period at the net amount received because the Company: (1) does not collect the

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees from the end-user customer (2) does not have latitude in establishing the price paid by the end-user customer for maintenance services and (3) does not have the latitude to select the supplier providing first level support. However, in circumstances where the Company renews maintenance contracts directly with the end-user customers, receives payment for the gross amount of the maintenance fee, has the ability to select the supplier for first level support, and the Company believes that it is the primary obligor for first level support to the end customer, the Company records revenue for the gross amounts received. In such circumstances, the Company remits a portion of the payment received to the indirect channel partner to provide first level support to the end-user customer, and such amounts are deferred and expensed ratably over the maintenance period and reported in cost of revenues. Under these arrangements, the Company recorded revenue over the related maintenance periods which aggregated to $371,000, $433,000 and $864,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash Equivalents and Short-Term Investments

Cash equivalents represent short-term, highly liquid investments, including money market accounts, with original maturities of three months or less at time of purchase. Short-term investments, which consist of debt securities, are classified as available for sale and are stated at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax effects. Realized gains or losses are determined based on the specific identified cost of the securities. Any unrealized losses that are considered to be “other than temporary” are charged immediately to the income statement.

Restricted Cash

As of December 31, 2006 and 2005, $400,000 of restricted cash represents the required collateral on the Company’s lease of its headquarters located in Westborough, Massachusetts. During 2005, the Company provided to the SEC a proposed settlement agreement relating to the SEC’s investigation concerning the restatement of the Company’s financial statements for fiscal years 2001 and 2002. Pursuant to the terms of this proposed settlement agreement, the Company reserved $100,000 in an escrow account for a potential monetary penalty payment. On January 4, 2006, the Company reached a final settlement with the SEC relating to the investigation. The final settlement agreement, which superceded the proposed settlement agreement, did not require the Company to pay a monetary penalty. Thus, the Company released the $100,000 from the escrow account and, as a result, restricted cash decreased $100,000 in 2006 as compared to 2005.

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

The Company performs continuing credit evaluations of its customers’ financial condition, and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. An allowance for doubtful accounts is provided for customer accounts receivable which management believes may not be collectible.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table of qualifying accounts provides a rollforward of the allowance for doubtful accounts for each of the years ended December 31, (in thousands):

	2006	2005	2004

Balance, beginning of year	$231	$227	$252
Provision for bad debts	121	27	79
Write-offs and other	16	(23)	(104)

Balance, end of year	$368	$231	$227

Fair Value of Financial Instruments

The carrying amount of our cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of available for sale short-term investments on current market value (Note 5). The carrying value of long-term debt approximates its fair value.

Property and Equipment, net

Property and equipment are recorded at cost. Property and equipment purchased in business combinations are recorded at fair value which are then treated as the current cost. Assets are depreciated using the straight-line method over the estimated useful lives of the related assets (2 to 6 years) as detailed below. Assets associated with capital lease agreements are depreciated by the straight-line method over the lease term.

	Estimated
	Useful Life
Asset Type	(In Years)

Office furniture	4 to 6
Leasehold improvement	5	(or life of underlying lease, whichever is shorter	)
Equipment	3
Computer equipment	3
Software	2 to 5

Property and equipment consists of the following at December 31:

	December 31,
	2006	2005
	(In thousands)

Computer equipment and software	$2,217	$2,100
Furniture, equipment and leasehold improvements	1,721	1,394

	$3,938	$3,494
Less: accumulated depreciation and amortization	(2,625)	(2,541)

	$1,313	$953

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were no software development costs that qualified for capitalization during the years ended December 31, 2006, 2005 or 2004 due to the short period of time between the establishment of technological feasibility and the point at which the product is available for general release to customers. Amortization expense related to software development cost was $265,000 for the year ended December 31, 2004. As of December 31, 2006 and 2005, there were no capitalized software development costs.

Goodwill, Intangible Assets and Long-lived Assets

The Company tests its goodwill for impairment annually or more frequently upon occurrence of certain events or circumstances. Goodwill is tested for impairment annually using a two-step process. First, the Company determines if the fair value of its “reporting unit” exceeds the carrying amount of the reporting unit. If the fair value does not exceed the carrying amount, goodwill of the reporting unit is potentially impaired, and the Company must then measure the impairment loss by comparing the “implied fair value” of the goodwill, as defined by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), to its carrying amount. During 2006 and 2005, the Company had one reporting unit. The fair value of the reporting unit at September 30, 2006 and 2005 was estimated using the Market Value Approach. At September 30, 2006 and 2005, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value. To date, no impairment adjustments have been recorded. Intangible assets, other than goodwill, are amortized on a straight-line basis over their estimated useful lives. No impairment adjustments have been recorded to date.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the Company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, the Company generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In transitioning from APB 25 to SFAS 123R, the Company has applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company grants stock options and issues common stock to its employees and directors and also provides employees the right to purchase stock pursuant to stockholder approved stock option and employee stock purchase plans. The stock-based plans are described more fully in Note 9. Under the provisions of SFAS 123R, the Company recognizes as compensation expense the fair value of share-based payment awards on a straight-line basis over the requisite service period of the individual award, which generally equals the vesting period. All of the Company’s share-based payment awards are accounted for as equity instruments, as there have been no liability awards granted.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $3.50 and $2.35, respectively, for the year ended December 31, 2006, assuming no dividends and using the following assumptions:

	Stock Option	Purchase
	Plans	Plan

Expected life (years)	4.6	0.5
Expected stock price volatility	55.3%	51.1%
Risk free interest rate	4.6%	4.8%

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

Under the provisions of SFAS 123R, the Company recorded $2,270,000, or $0.15 and $0.13 per basic and diluted share, respectively, of share-based compensation in its consolidated statements of income for the year ended December 31, 2006. There was no income tax benefit recognized in the Company’s consolidated statement of income for the year ended December 31, 2006 for stock-based payments. At December 31, 2006, total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.4 years, amounted to approximately $4,174,000. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.

Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits related to share-based compensation as cash flows from operating activities in the Company’s statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. For the year ended December 31, 2006, there was no net tax benefit from the exercise of stock options. Additionally, the Company used the short form method to calculate the Additional Paid-in Capital (“APIC”) pool, the tax benefit of any resulting excess tax deduction should increase the APIC pool; any resulting tax deficiency should be deducted from the APIC pool.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s stock options had been accounted for under the fair value method of the original

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data).

	Year Ended December 31,
	2005	2004

Net income, as reported	$6,738	$4,702
Add: Stock-based employee compensation expense included in reported net income	215	60
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,941)	(1,291)

Pro forma net income	$5,012	$3,471

Net income per share:
Basic — as reported	$0.46	$0.33
Diluted — as reported	$0.41	$0.30
Basic — pro forma	$0.34	$0.25
Diluted — pro forma	$0.31	$0.23
Weighted average number of shares outstanding:
Basic	14,669	14,038
Diluted	16,027	15,187

For purposes of pro forma disclosure, the fair value of the Company’s stock-based awards to employees are estimated using the Black-Scholes option valuation model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	2005	2004

Expected life (years)	4	4
Expected stock price volatility	74.9%	80.0%
Risk free interest rate	4.34%	3.00%

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

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Dilutive net income is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential incremental common shares, determined through the application of the treasury stock method under SFAS No. 128 “Earnings Per Share”

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the stock options outstanding as well as shares held in escrow in connection with the Temtec acquisition during the period.

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Numerator:
Income from continuing operations	$9,430	$6,838	$4,808
Loss from discontinued operations	(99)	(100)	(106)

Net income	$9,331	$6,738	$4,702

Denominator:
Denominator for basic net income per share — Weighted shares outstanding	15,348	14,669	14,038
Diluted effect of assumed exercise of stock options and contingently returnable shares	1,638	1,782	1,444

Denominator for diluted net income per share	16,986	16,451	15,482

Basic net income (loss) per share Continuing operations	$0.61	$0.47	$0.34
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income per share	$0.61	$0.46	$0.33
Diluted net income (loss) per share Continuing operations	$0.56	$0.42	$0.31
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income per share	$0.55	$0.41	$0.30

Common stock equivalents (stock options) of 173,700, 114,771 and 554,905 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, because these options were anti-dilutive as the stock option exercise price exceeded the average market price for the respective periods. However, these options could be dilutive in the future.

Foreign Currency Translation

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported on the balance sheet in accumulated other comprehensive income (loss) within stockholders’ equity. The Company has determined that its intercompany payables and receivables balances with its foreign subsidiaries are short-term in nature and as a result, the Company re-measures these balances at each period end and records any related foreign currency gains and losses in its consolidated statements of income. The short-term intercompany balances with its foreign subsidiaries are denominated in the British pound, the Euro, the Australian dollar, and the Swiss franc. For the year ended December 31, 2006, the Company recorded a net gain of $259,000 on foreign exchange in its consolidated statement of income, primarily due to the weakening U.S. dollar against the Australian dollar, British pound and the Euro. For the years ended December 31, 2005 and 2004, foreign exchange net (losses) gains recorded in the consolidated statements of income totaled ($292,000) and $407,000, respectively, primarily as a result of the foreign currency exchange rate fluctuations of the Euro, British pound and Australian dollar against the U.S. dollar.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $298,000, $244,000 and $62,000 in 2006, 2005 and 2004, respectively.

New Accounting Pronouncements

The Company adopted the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that companies utilize a dual-approach to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. The adoption of SAB 108 had no effect on our consolidated financial statements for the year ended December 31, 2006.

In July 2006, the FASB issued FASB Interpretation Number (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. In accordance with FIN No. 48, the Company will report the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to and after the application of FIN No. 48 as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its consolidating financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

3.	ACQUISITION

On June 15, 2006, the Company completed the acquisition of Temtec International B.V. (“Temtec”), a privately-held Netherlands company that is a leading provider of self-service analytic software that empowers non-technical business users to analyze and report on business-critical information in real time. The acquisition of Temtec enables the Company to provide companies with a more powerful solution set for creating, managing and delivering compelling operational performance management applications throughout the enterprise. The total

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price for Temtec was approximately $15,336,000 and was comprised of the following (in thousands, except share amounts):

Cash	$11,455
Common stock (330,252 shares)	2,538
Direct acquisition costs	1,343

Total	$15,336

The fair value of Applix common stock issued in connection with the acquisition of Temtec was estimated at $7.68 per share, which represented the average closing price of the Company’s common stock for five trading days, comprised of June 15, 2006 (the day that the terms of the acquisition were agreed to and announced), the two trading days before and the two trading days after June 15, 2006. Direct acquisition costs include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

On June 15, 2006, the Company deposited $1 million of the cash consideration and $2 million, or 264,200 shares, of the Company’s common stock into an escrow account for a total escrow amount of $3 million to secure certain indemnification, warranty and claim obligations of the former stockholders of Temtec to the Company. Subject to the provisions of the escrow agreement, one-third of the escrow amount, for which the form of consideration will be determined at the sole discretion of the sellers, will be released within 30 days after the filing of the Company’s 2006 annual financial statements, but in any event no later than May 31, 2007. Also, subject to the provisions of the escrow agreement, the remaining amount of escrow in cash and shares will be released within 30 days after the filing of the Company’s 2007 annual financial statements, but in any event no later than May 31, 2008.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price has been allocated as follows (in thousands):

At
June 15,
2006

Cash and cash equivalents	$317
Accounts receivable	1,438
Prepaid and other current assets	243
Deferred tax assets	179
Property and equipment	133
Accounts payable	(536)
Accrued expenses	(984)
Deferred revenue	(1,196)
Assumed Temtec payroll-related liability	(545)
Deferred tax liabilities	(1,726)
Amortizable intangible assets:
Existing technology	1,850
Customer relationships	3,980

Total amortizable intangible assets	5,830
Goodwill	12,183

Total purchase price	$15,336

The purchase price and related allocations is preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of estimates of fair values made on the date of purchase.

Intangible assets include amounts related to the fair value of existing technology and customer relationships, which have estimated useful lives of 5 and 10 years, respectively.

The following pro forma financial information presents the combined results of operations of Applix and Temtec as if the acquisition had occurred as of the beginning of the periods presented below. Adjustments to reflect the dilutive effect of the shares of common stock issued, interest expense incurred relating to the debt issued in connection with the acquisition and amortization of acquired intangible assets have been made to the combined results of operations for the years ended December 31, 2006 and 2005. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
	(In thousands, except per share amounts)

Revenues	$54,856	$42,945
Net income	$8,630	$5,039
Net income per share, basic	$0.56	$0.34
Net income per share, diluted	$0.50	$0.30

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following significant classes at December 31, 2006 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Existing technology	$1,850	$(200)	$1,650
Customer relationships	5,480	(1,653)	3,827

Total	$7,330	$(1,853)	$5,477

Intangible assets consist of the following significant classes at December 31, 2005 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer relationships	$1,500	$(1,188)	$312

Total	$1,500	$(1,188)	$312

The Company amortizes its intangible assets on a straight-line basis assuming no residual value. At December 31, 2006, the weighted average amortization period for all intangible assets was 8.4 years, including 5 years for existing technology and 9.9 years for customer relationships. Amortization expense related to these intangible assets was $666,000, $250,000 and $250,000 for 2006, 2005 and 2004, respectively. The future estimated amortization expense of these intangible assets held as of December 31, 2006 is as follows:

(In thousands)

2007	$831
2008	768
2009	768
2010	768
2011	568

Goodwill was $13,341,000 and $1,158,000 at December 31, 2006 and 2005, respectively. The change in the carrying amount of goodwill during 2006 represented goodwill of $12,183,000 resulting from the Temtec acquisition (See Note 3). There was no change in the carrying amount of goodwill during 2005.

5.	SHORT-TERM INVESTMENTS

The Company’s short-term investments were as follows (in thousands):

		December 31, 2006
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value

Debt securities	$3,723	$—	$—	$3,723

		December 31, 2005
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value

Debt securities	$4,199	$—	$(1)	$4,198

As of December 31, 2006 and 2005, all short-term investments mature in less than one year. Realized gains and losses were insignificant for 2006 and 2005.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in cash and cash equivalents is approximately $7,877,000 and $6,041,000 of short-term investments at December 31, 2006 and 2005, respectively, considered to be cash equivalents, as the maturity dates of such investments were three months or less when purchased.

6.	LONG-TERM DEBT AND CREDIT FACILITY

In June 2006, the Company amended its existing loan and security agreement with Silicon Valley Bank (“SVB”) in connection with the acquisition of Temtec, to provide for a term loan (the “Term Loan”) in the principal amount of $6.5 million, which the Company used to partially finance the acquisition. Debt issuance costs relating to the Term Loan totaled approximately $49,000. The Term Loan is payable in thirty-six equal monthly installments of principal commencing on October 1, 2006 through September 1, 2009, plus monthly payments of accrued interest. The Term Loan bears interest at a rate of prime plus 0.75% and is guaranteed by Applix Securities Corp., a wholly-owned subsidiary of the Company, and is collateralized by substantially all of the Company’s assets. There are no penalties or fees in the event that the Company prepays the Term Loan prior to its scheduled maturity date. This amendment also extended the maturity date of the Company’s credit facility with SVB from March 18, 2007 to June 18, 2007. The credit facility is a domestic working capital line of credit with an interest rate equal to the prime interest rate and under which the Company may borrow the aggregate principal amount of up to the lesser of: (i) $3,000,000; or (ii) an amount based upon a percentage the Company’s qualifying domestic accounts receivable. The availability of borrowings under the Company’s credit facility as well as the Term Loan is subject to the borrowing limits described above as well as the maintenance of certain financial covenants. As of December 31, 2006 and December 31, 2005, there were no amounts outstanding under the credit facility.

The scheduled principal payments for the Term Loan as of December 31, 2006 were as follows (in thousands):

2007	$2,167
2008	2,167
2009	1,625

Total	$5,959

7.	ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Income taxes	$972	$756
Sales and value added taxes	1,432	977
Compensation and benefits	4,308	2,260
Other	2,612	1,467

Total	$9,324	$5,460

8.	INCOME TAXES

The components of income from continuing operations before income taxes is as follows (in thousands):

	2006	2005	2004

Domestic	$4,527	$6,750	$3,875
Foreign	1,633	445	1,158

Total	$6,160	$7,195	$5,033

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax (benefit) provision from continuing operations are as follows (in thousands):

	2006	2005	2004

Current:
Federal and state	$190	$95	$(98)
Foreign	492	12	819

Total Current	682	107	721

Deferred:
Federal and state	(3,965)	—	—
Foreign	13	250	(496)

Total Deferred	(3,952)	250	(496)

Total Income Tax (Benefit) Provision	$(3,270)	$357	$225

The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$4,280	$6,610
Accounts receivable	88	75
Accrued expenses	280	279
Accrued compensation and benefits	251	222
Property and equipment	130	83
Stock-based compensation	220	—
Tax credit carryforwards	3,231	3,405

Total deferred tax assets	8,480	10,674

Deferred tax liabilities:
Basis differences of intangible asset	(1,621)	(94)

Total deferred tax liabilities	(1,621)	(94)

Valuation allowance	(4,364)	(10,510)

Net deferred tax asset	$2,495	$70

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for continuing operations (in thousands):

	2006	2005	2004

U.S. federal statutory rate	$2,061	$2,446	$1,711
Foreign tax rate differentials	(8)	110	217
Permanent items	673	72	34
State income taxes	82	—	30
Other	(13)	95	32
Release in valuation allowance	(3,965)	—	—
Change in valuation allowance	(2,100)	(2,366)	(1,799)

Income tax (benefit) provision	$(3,270)	$357	$225

The tax benefit during 2006 was a result of the reversal of a valuation allowance on a portion of the Company’s deferred tax assets, mainly comprised of domestic net operating loss carryforwards. At December 31, 2006, the Company believed that based on an evaluation of available evidence, including the recent historical experience of profitability as well as projected operating performance, it is more likely than not that such deferred tax assets will be realized. The effective tax rates during 2006, 2005 and 2004 were also significantly less than the U.S. federal statutory rate primarily as a result of the utilization of domestic net operating loss carryforwards, which have resulted in the adjustment to the corresponding portion of the previously established valuation allowance. During the year ended December 31, 2005, the Company also benefited from the favorable resolution of a matter with tax authorities in the United Kingdom relating to transfer pricing effected in prior years. The reversal of the related tax contingency reserve resulted in a tax benefit of approximately $320,000, and is included in the foreign tax rate differentials.

The Company had federal net operating loss carryforwards of approximately $12,118,000 and $16,222,000 at December 31, 2006 and 2005, respectively. The Company also had tax credit carryforwards of approximately $3,231,000 and $3,405,000 at December 31, 2006 and 2005, respectively. The Company’s tax credit carryforwards as of December 31, 2006 consisted of $2,811,000 of federal and state research tax credits and $420,000 of alternative minimum tax credits and state investment tax credits. These net operating loss carryforwards expire in various amounts through 2023. These tax credit carryforwards expire in various amounts beginning 2007 through 2015.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of the Company’s review of its available evidence supporting the deferred tax asset, the Company continues to provide a valuation allowance for the full amount of deferred tax assets relating to federal and state research tax credits due to the uncertainty of realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 would be allocated as follows (in thousands):

Reported in the statement of operations	$2,811
Reported in capital in excess of par	1,553

$4,364

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

The Company is currently undergoing an audit of its Massachusetts state income tax returns for 2002, 2003 and 2004 by the Massachusetts Department of Revenue. At this time, the Company cannot reasonably estimate an assessment, if any, that would result from this audit. Accordingly, no provision has been made in the financial statements. However, it is possible that provisions may be required in future periods if it becomes probable that an amount could be assessed and that amount can be reasonably estimated.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 authorized shares of Preferred Stock, $0.01 par value per share. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. As of December 31, 2006, none of the preferred stock was issued and outstanding.

Common Stock

The Company has 30,000,000 authorized shares of Common Stock, $0.0025 par value per share. As of December 31, 2006 and 2005, 15,657,258 and 14,923,894 shares of common stock were issued and outstanding, respectively.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Awards to employees require approval by the Board of Directors compensation committee. Awards generally vest in equal installments over four year periods. There are generally no performance conditions attached to employee awards, other than continued employment by the Company. Awards have a contractual life of 7 years.

On December 1, 2006, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) previously adopted by the Board of Directors. Under the 2006 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2006 Plan. As of December 31, 2006, there were 1,000,000 shares available for grant under the 2006 Plan.

On May 27, 2004, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) previously adopted by the Board of Directors in the first quarter of 2004. Under the 2004 Plan, up to 1,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2004 Plan. On June 9, 2005, the stockholders approved an amendment to the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,000,000 to 2,000,000 shares of common stock. As of December 31, 2006, there were no shares available for grant under the 2004 Plan.

In the fourth quarter of 2005, the Company entered into a Severance Agreement with an executive of the Company. Pursuant to this agreement, the Company recorded $155,000 in stock-based compensation related to modifications to stock awards.

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

Pursuant to the 2003 Director Plan, each Non-Employee Director receives an automatic grant of common stock and an option for the purchase of common stock on January 1 of each year, beginning January 1, 2004. Each Non-Employee Director receives an amount of common shares as determined in accordance with the 2003 Director Plan including whether the Director serves on a Board committee. Except for Election Grants, both the grant of shares and options are contingent upon attendance by the Non-Employee Director at least 75% of the meetings of the Board of Directors and any committees on which he or she served in the preceding year. Each new Non- Employee Director receives an option to purchase 10,000 shares of common stock upon such director’s initial election to the Board of Directors (an “Election Grant”). Each option will become exercisable (or “vest”), with respect to Election Grants, in two equal annual installments on the first and second anniversary of the date of grant, and with respect to all other options, on the first anniversary of the date of grant, provided in each case that the optionee continues to

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

serve as a director on such date. The Board of Directors may suspend, discontinue or amend the 2003 Director Plan. During 2006, 2005 and 2004, there were 8,342, 11,976 and 17,094 shares issued under the 2003 Director Plan, respectively. Issuances of these shares resulted in stock-based compensation expense of $75,000, $60,000 and $60,000 during 2006, 2005 and 2004, respectively. As of December 31, 2006, there were 83,030 shares available for grant under the 2003 Director Plan.

Information with respect to activity under the various stock option plans is as shown below:

	Options Outstanding
		Weighted Average
	Number	Exercise Price

Balance at January 1, 2004	3,691,040	$3.44
Options granted	1,125,500	$4.08
Options exercised	(617,915)	$2.64
Options cancelled	(712,510)	$7.50

Balance at December 31, 2004	3,486,115	$2.96

Options granted	738,000	$5.35
Options exercised	(513,378)	$2.59
Options cancelled	(242,925)	$3.96

Balance at December 31, 2005	3,467,812	$3.46

Options granted	1,058,000	$6.94
Options exercised	(320,091)	$2.90
Options cancelled	(207,930)	$6.01

Balance at December 31, 2006	3,997,791	$4.29

Information regarding options outstanding and exercisable as December 31, 2006, under the various stock plans is as follows:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices

$ .63-$ .94	625	1.76	$0.63	625	$0.63
$ .95-$1 .42	275,608	2.03	$1.33	275,608	$1.33
$ 1.43-$ 2.14	1,129,801	3.08	$1.79	1,050,693	$1.80
$ 2.15-$ 3.22	59,438	0.99	$2.44	58,938	$2.44
$ 3.23-$ 4.84	862,492	4.15	$4.21	528,746	$4.18
$ 4.85-$ 7.27	1,136,377	5.41	$5.61	324,984	$5.44
$ 7.28-$10.92	494,750	6.24	$8.19	43,437	$7.75
$10.93-$16.40	32,700	0.02	$13.73	32,700	$13.73
$16.41-$18.06	6,000	0.01	$18.06	6,000	$18.06

	3,997,791	4.23	$4.29	2,321,731	$3.13

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2006 were 4.2 years and $28.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2006 were 3.3 years and

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$19.2 million, respectively. The intrinsic value of options exercised was approximately $1,633,000, $2,351,000 and $1,131,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, 5,080,821 shares of common stock were reserved for future issuance under the stock plans, which include stock options outstanding and stock options available for future grant.

At December 31, 2005 and 2004, there were 1,901,315 and 1,341,237 exercisable options, respectively, with weighted average exercise prices of $2.88 and $3.14, respectively.

The weighted average grant date fair values for options granted were $3.50, $3.51 and $2.55, in 2006, 2005 and 2004, respectively.

Shares issued upon the exercise of stock options under the Company’s stock option and employee stock purchase plans are normally from authorized but unissued shares of the Company’s Common Stock.

Employee Stock Purchase Plan

On February 26, 2001, the Board of Directors adopted, and on May 4, 2001, the stockholders approved the Company’s Employee Stock Purchase Plan (“2001 Plan”), which authorized the issuance of up to 800,000 shares of common stock, allowing eligible employees to purchase common stock, in a series of offerings, through payroll deductions of up to 10% of their total compensation. The purchase price in each offering is 85% of the fair market value of the stock on either (i) the offering commencement date or (ii) the offering termination date (six months after commencement date), whichever is lower. On May 27, 2004, the stockholders approved an amendment to the 2001 Employee Stock Purchase Plan, previously adopted by the Board of Directors in the first quarter of 2004, increasing the total number of shares reserved for issuance by an additional 500,000 shares of common stock to an aggregate of 1,300,000 shares of common stock. During 2006, 2005 and 2004, there were 74,679, 107,956 and 134,358 shares issued under the 2001 Plan, respectively. At December 31, 2006, 309,092 shares were available for issuance under the 2001 Plan.

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

In February 2004, the Company collected approximately $231,000 as part of the settlement of three of the outstanding executive loans. As of December 31, 2005 and 2004, there were no amounts reflected on the Company’s Consolidated Balance Sheets as owed on these notes for accounting purposes only. In February 2005, the Company collected approximately $892,000 as part of the repayment of the remaining outstanding executive loans. The repayment in 2005 was accounted for as an option exercise in accordance with the provisions of EITF 95-16,

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25” and has been recorded in additional paid-in capital. As of December 31, 2005, there were no amounts outstanding for any of the executive loans.

10.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan (the “Plan”), in which all full time employees are eligible to participate once they have attained 21 years of age. The Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employee contributions vest immediately while employer contributions vest fully after two years of employment. The Company’s matching contribution to the Plan was $183,000, $145,000 and $117,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	MAJOR CUSTOMER AND GEOGRAPHIC SEGMENT INFORMATION

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the Company’s business performance management and business intelligence software products (See Note 1). The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. Financial information provided to the Company’s chief operating decision maker is accompanied by disaggregated information about revenues and expenses by geographic region for purposes of making operating decisions and assessing each geographic region’s financial performance. The Company had only one operating segment at December 31, 2006, 2005 and 2004.

A summary of the Company’s operations by geographic locations for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Revenue from continuing operations United States	$19,890	$13,190	$10,764
Europe	25,169	16,858	15,334
Pacific Rim	7,114	6,930	4,817

Total revenue from continuing operations	$52,173	$36,978	$30,915

A summary of the Company’s long lived assets by geographic locations as of December 31, 2006 and 2005 is as follows (in thousands):

	At December 31, 2006
	Total	United States	Europe	Pacific Rim

Property and equipment, net	$1,313	$1,021	$232	$60
Other assets	684	33	651	—

	At December 31, 2005
	Total	United States	Europe	Pacific Rim

Property and equipment, net	$953	$835	$95	$23
Other assets	712	79	633	—

12.	SALE OF SUBSIDIARY

In the second quarter of 2004, the Company recorded a gain in other income of approximately $195,000 relating to the sale of its French subsidiary which occurred in the second quarter of 2001. The Company received $195,000 from the buyer, which was released from escrow upon completion of a tax audit.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	NET GAIN FROM SALE OF CRM ASSETS

During 2004, the Company reversed an accrual related to the sale of its customer relationship management software solutions (“CRM Assets”) as all remaining transaction costs and post-closing adjustments had been recorded. This reversal resulted in an increase of approximately $261,000 to the net gain from the sale of the CRM Assets. The Company does not anticipate any further adjustments relating to the sale of the CRM Assets.

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

Activity related to the restructuring of the UK office lease was as were as follows:

Facility
Exit Costs

Balance at January 1, 2004	$—
Restructuring	604,000
Adjustment	—
Payments and write-offs	(231,000)
Foreign currency translation adjustments	—

Balance at December 31, 2004	373,000
Payments and write-offs	(133,000)
Foreign currency translation adjustments	(10,000)

Balance at December 31, 2005	230,000
Payments and write-offs	(47,000)
Foreign currency translation adjustments	29,000

Balance at December 31, 2006	$212,000

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

15.	DISCONTINUED OPERATIONS

On March 31, 2001, the Company completed the sale of the VistaSource business, including all of its domestic and foreign operations. The Company’s results of operations for the years ended December 31, 2006, 2005 and 2004 included costs of $99,000, $100,000 and $106,000, respectively. These costs primarily relate to legal and accounting costs associated with the dissolution of the VistaSource business in Europe.

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	RELATED PARTY TRANSACTIONS

In September 2006, the Company licensed its product to a customer whose chief financial officer at the time serves on the Company’s Board of Directors. The amount paid by this customer was approximately $50,000, which also included one year of maintenance.

In connection with the Temtec acquisition, the Company assumed a lease obligation for certain of its office space located in the Netherlands, which is owned by two current employees. The rent expense relating to this office space is approximately $33,000 annually through the remaining term of the lease, May 1, 2010.

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

In connection with this investigation, the Company is subject to indemnification obligations to certain former executives in accordance with the Company’s Articles of Organization. Since the Company is unable to estimate the future indemnification obligations, expenses related to these obligations are recorded as they become known. Under these indemnification agreements, the Company incurred legal expenses of $250,000, $16,000 and $386,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The Company had obligations of approximately $0 and $1,000 recorded in accrued liabilities as of December 31, 2006 and 2005, respectively. If it is ultimately determined that such executives do not satisfy the criteria for indemnification set forth in the Company’s Articles of Organization, such executives would be obligated to repay the Company any amounts advanced by the Company to cover legal fees or other expenses of defending such investigation.

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

APPLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commitments

As of December 31, 2006, the Company had future cash commitments for the payments pertaining to its world-wide obligations under its non-cancelable operating leases. The Company’s future minimum lease payments for its operating lease payments for its office facilities and certain equipment are:

(In thousands)

2007	$1,341
2008	1,246
2009	1,191
2010	763
2011	54

Total minimum lease payments	$4,595

The Company incurred $1,348,000, $1,237,000 and $1,338,000 in rent expense for the years ended December 31, 2006, 2005 and 2004, respectively. Rent collected from the UK sublease and not included in restructuring charge was $240,000, $165,000, and $29,000 in 2006, 2005 and 2004, respectively. The total future sublease rental income to be received under the existing UK sublease agreement as of December 31, 2006 was approximately $291,000.

EXHIBIT INDEX

2	.1(1)	—	Share Purchase Agreement of the Shares in the Capital of Temtec International B.V. by and among Applix, Inc., the Sellers (as defined therein) and Temtec International B.V., dated June 15, 2006.
3	.1(2)	—	Restated Articles of Organization.
3	.2(3)	—	Amended and Restated By-laws.
4	.1(4)	—	Form of Rights Agreement, dated as of September 18, 2000, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4	.2(5)	—	First Amendment to Form of Rights Agreement, dated February 27, 2004, between the Registrant and American Stock Transfer & Trust Company.
10	.1(6)†	—	Applix, Inc. 1994 Equity Incentive Plan, as amended.
10	.2(7)†	—	Applix, Inc. 2000 Director Stock Option Plan, as amended.
10	.3(8)†	—	Applix, Inc. 2001 Employee Stock Purchase Plan.
10	.4(9)†	—	Applix, Inc. 2003 Director Equity Plan, as amended.
10	.5(10)†	—	Form of Stock Option Agreement for 2003 Director Equity Plan.
10	.6(11)†	—	Applix, Inc. 2004 Equity Incentive Plan, as amended.
10	.7(12)†	—	Applix, Inc. 2006 Stock Incentive Plan.
10	.8(12)†	—	Form of Incentive Stock Option Agreement for the 2006 Stock Incentive Plan.
10	.9(13)†	—	2006 Executive Officer Bonus Plan.
10	.10(14)†	—	2007 Executive Officer Bonus Plan.
10	.11(15)†	—	Form of Retention Agreement.
10	.12(9)†	—	Summary of Compensation Policy for Directors of Applix, Inc.
10	.13(16)	—	Letter Agreement between Applix, Inc. and Craig Cervo, dated October 26, 2005.
10	.14(17)	—	Loan and Security Agreement, dated March 19, 2004 between the Registrant and Silicon Valley Bank.
10	.15(18)	—	First Loan Modification Agreement by and between Applix, Inc. and Silicon Valley Bank, dated April 14, 2005.
10	.16(1)	—	Second Loan Modification Agreement by and between Applix, Inc. and Silicon Valley Bank, dated June 15, 2006.
10	.17(19)	—	Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated January 23, 2001.
10	.18(17)	—	Letter of Intent Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant, dated December 12, 2003.
10	.19(17)	—	First Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated December 31, 2003.
10	.20(17)	—	Second Amendment of Single Tenant Commercial Lease by and between Westborough Land Realty Trust and the Registrant dated January 22, 2004.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2		—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

1.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 21, 2006.

2.	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 33-85688).

3.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 31, 2005.

4.	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A dated September 20, 2000.

5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Commission on March 4, 2004.

6.	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2001.

7.	Incorporated by reference to the Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002, as filed with the Commission on August 14, 2002.

8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Commission on August 13, 2001.

9.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 31, 2006.

10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 15, 2005.

12.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 1, 2006.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on March 1, 2006.

14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 13, 2007.

15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on October 31, 2005.

17.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

18.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the Commission on May 16, 2005.