Form 10-Q
period 2007-03-31
APPLIX INC /MA/
filed 2007-05-10
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of May 1, 2007, the Registrant had 15,914,374 outstanding shares of common stock.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2007
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,025	$23,487
Short-term investments	2,081	3,723
Accounts receivable, less allowances for doubtful accounts of $368	9,825	13,582
Other current assets	2,109	1,585
Deferred tax assets, current	658	619

Total current assets	45,698	42,996
Restricted cash	400	400
Property and equipment, net	1,222	1,313
Intangible assets, net of accumulated amortization of $2,108 and $1,853, respectively	5,222	5,477
Goodwill	13,320	13,341
Deferred tax assets, long-term	1,876	1,876
Other assets	732	684

TOTAL ASSETS	$68,470	$66,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$2,068
Accrued expenses	7,438	9,324
Accrued restructuring expenses, current portion	51	51
Current portion of debt	2,167	2,167
Deferred revenues	13,432	11,052

Total current liabilities	25,064	24,662
Accrued restructuring expenses, long-term portion	149	161
Long-term debt	3,250	3,792
Other long-term liabilities	158	122

Total liabilities	28,621	28,737

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0025 par value; 30,000,000 shares authorized; 15,885,018 and 15,657,258 shares issued and outstanding, respectively	40	39
Additional paid-in capital	65,089	63,365
Accumulated deficit	(23,925)	(24,604)
Accumulated other comprehensive loss	(1,355)	(1,450)

Total stockholders’ equity	39,849	37,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,470	$66,087

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Software license	$7,105	$4,427
Professional services and maintenance	6,790	4,566

Total revenues	13,895	8,993
Cost of revenues:
Software license	106	44
Professional services and maintenance	1,510	1,016
Amortization of an acquired intangible asset	93	—

Total cost of revenues	1,709	1,060

Gross margin	12,186	7,933

Operating expenses:
Sales and marketing	6,543	4,573
Product development	2,287	1,568
General and administrative	2,373	1,724
Amortization of acquired intangible assets	162	63

Total operating expenses	11,365	7,928

Operating income	821	5
Non-operating income (expense):
Interest income	304	230
Interest expense	(144)	(11)
Other income (expense), net	150	(115)

Income before income taxes	1,131	109
Provision for income taxes	372	12

Net income	$759	$97

Net income per share, basic and diluted:
Net income per share, basic	$0.05	$0.01
Net income per share, diluted	$0.04	$0.01
Weighted average number of shares outstanding:
Basic	15,553	15,024
Diluted	17,950	16,467
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$759	$97
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	175	115
Amortization	255	63
Provision for doubtful accounts	(2)	(16)
Stock-based compensation expense	738	495
Deferred income taxes	176	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,823	2,229
Increase in prepaids and other assets	(691)	(52)
Decrease in accounts payable	(137)	(349)
Decrease in accrued expenses	(1,767)	(478)
Decrease in accrued restructuring expenses	(13)	(9)
Increase (decrease) in other liabilities	36	(29)
Increase in deferred revenues	2,177	458

Cash provided by operating activities	5,529	2,524

Cash flows from investing activities:
Acquisition, net of cash acquired	(51)	—
Property and equipment expenditures	(88)	(226)
Decrease in restricted cash	—	100
Maturities of short-term investments	3,750	3,175
Purchases of short-term investments	(2,108)	(1,948)

Cash provided by investing activities	1,503	1,101

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	933	584
Principal payments on long-term debt	(542)	—

Cash provided by financing activities	391	584

Effect of exchange rate changes on cash	115	95

Increase in cash and cash equivalents	7,538	4,304
Cash and cash equivalents at beginning of period	23,487	20,740

Cash and cash equivalents at end of period	$31,025	$25,044

Supplemental disclosure of cash flow information
Cash paid for income taxes	$258	$192

Cash paid for interest	$134	$5

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
     Applix, Inc. (the “Company”) is a global provider of Business Analytics software solutions focusing on Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1. TM1 applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise. The Company’s products represent one principal business segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Use of Estimates
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of property and equipment and intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, stock-based compensation, the allowance for doubtful accounts, impairment of goodwill and accrued liabilities.
Reclassifications
     Certain prior year financial statement items have been reclassified to conform to the current year presentation.
New Accounting Pronouncements
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

3. Acquisition
     On June 15, 2006, the Company completed the acquisition of Temtec International B.V. (“Temtec”), a privately-held Netherlands company that is a leading provider of self-service analytic software that empowers non-technical business users to analyze and report on business-critical information in real time. The acquisition of Temtec enables the Company to provide companies with a more powerful solution set for creating, managing and delivering compelling operational performance management applications throughout the enterprise. The total purchase price for Temtec was approximately $15,378,000 and was comprised of the following (in thousands, except share amounts):

Cash	$11,455
Common stock (330,252 shares)	2,538
Direct acquisition costs	1,385

Total	$15,378

     The Company accounted for the Temtec acquisition as a purchase, and accordingly, included the assets purchased and liabilities assumed in the consolidated balance sheet at the purchase date based upon their estimated fair values. The results of operations of Temtec are included in the consolidated financial statements beginning June 15, 2006.
4. Stock-based Compensation
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
     Under the provisions of SFAS 123R, the Company recorded $738,000 and $495,000 of stock-based compensation expense in its condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, respectively, which had the effect of reducing net income by $0.04 and $0.03 per diluted share, respectively. Stock-based compensation expense was included in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$21	$16
Sales and marketing	264	168
Product development	194	120
General and administrative	259	191

Total	$738	$495

     There was no income tax benefit recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 for stock-based payments. Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.5 years, amounted to approximately $6,152,000 at March 31, 2007. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.
     SFAS 123R requires the cash flows resulting from tax benefits relating stock-based compensation to be classified as cash flows from financing activities. For the three months ended March 31, 2007 and 2006, there was no net tax benefit from the exercises of stock options.

     Information with respect to stock option activity under the various stock plans is as shown below:

	Options Outstanding
		Weighted
		Average
	Number	Exercise Price
Options outstanding at January 1, 2007	3,997,791	$4.29
Options granted	549,250	$12.59
Options exercised	(175,920)	$3.62
Options cancelled	(45,983)	$12.71

Options outstanding at March 31, 2007	4,325,138	$5.28

Options exercisable at March 31, 2007	2,384,022	$3.20

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2007 were 4.5 years and $35.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2007 were 3.5 years and $24.3 million, respectively. The intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $1,376,000.
     The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $6.14 and $2.58, respectively, for the three months ended March 31, 2007, and $3.46 and $1.81, respectively for the three months ended March 31, 2006, assuming no dividends and using the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
	Stock Option	Purchase	Stock Option	Purchase
	Plans	Plan	Plans	Plan
Expected life (years)	4.6	.5	4.6	.5
Expected stock price volatility	52.2%	29.2%	55.5%	51.0%
Risk free interest rate	4.8%	5.2%	4.5%	4.2%
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
5. Earnings Per Share
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

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except
	per share amounts)
Numerator:
Net income	$759	$97

Denominator:
Denominator for basic net income per share — Weighted shares outstanding	15,553	15,024
Dilutive effect of assumed exercise of stock options and contingently returnable shares	2,397	1,443

Denominator for diluted net income per share	17,950	16,467

Basic net income per share	$0.05	$0.01

Diluted net income per share	$0.04	$0.01

     Common stock equivalents (stock options) of 262,144 and 272,613 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.
6. Comprehensive Income
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

	Three Months Ended
	March 31,
	(In thousands)
	2007	2006
Net income	$759	$97

Other comprehensive income items:
Foreign currency translation adjustments	94	171
Unrealized loss on short-term investments	1	—

Other comprehensive income	95	171

Total comprehensive income	$854	$268

7. Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $372,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate during the three months ended March 31, 2007 compared to the same period of the prior year was primarily due to the full valuation allowance that was recorded against the Company’s domestic deferred tax assets during the three months ended March 31, 2006. At December 31, 2006, the Company reversed of a portion of the valuation allowance on the Company’s domestic deferred tax assets, mainly comprised of federal and state net operating loss carryforwards.
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of applying the provisions of FIN 48, the Company recognized an increase of approximately $1.9 million in the liability for unrecognized tax benefits, of which $80,000 was recorded as an increase to accumulated deficit and the remaining $1.8 million as a reduction to deferred tax assets, primarily federal and state research tax credits, and its corresponding portion of the valuation allowance, as of January 1, 2007. The Company’s unrecognized tax benefits totaled approximately $2.3 million at January 1, 2007, which included $88,000 of estimated interest and penalties. Included in the balance at January 1, 2007 are approximately $527,000 of tax positions, the disallowance of which would affect the annual effective income tax rate.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2007, potential interest and penalties associated with uncertain tax positions did not have a material impact of the Company’s financial statements.

     The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1999 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. The 2002 through 2006 tax years generally remain subject to examination by the tax authorities in the Company’s major foreign tax jurisdictions.
8. Commitments and Contingencies
Contingencies
     From time to time, the Company is subject to routine litigation and proceedings in the ordinary course of business. The Company is not aware of any pending litigation to which the Company is or may become a party, that the Company believes could have a material adverse impact on its consolidated results of operations or financial condition.
9. Restructuring Expenses
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
     Restructuring charges accrued and unpaid at March 31, 2007, including current and long term portions of $51,000 and $149,000, respectively, were as follows:

Facility
Exit Costs
Balance at January 1, 2007	$212,000
Payments	(13,000)
Foreign currency translation adjustments	1,000

Balance at March 31, 2007	$200,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW OF THE COMPANY’S OPERATIONS
     The Company is a global provider of Business Analytics software solutions focusing on Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1 that enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise.
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
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Other Intangible Assets and Related Impairment

•	Stock-based Compensation

•	Restructuring

•	Income Taxes
     There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-K other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (see Note 7 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, to Note 2 to the consolidated financial statements for the year ended December 31, 2006, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
Revenues

	(In thousands, except percentages)
	Three Months Ended March 31,
		Percent		Percent
		of		of
	2007	Revenue	2006	Revenue
Software License Revenues	$7,105	51%	$4,427	49%

Professional Services Revenues	1,075	8%	431	5%
Maintenance Revenues	5,715	41%	4,135	46%

Total Professional Services and Maintenance Revenues	6,790	49%	4,566	51%

Total Revenues	$13,895	100%	$8,993	100%

     Total revenues for the three months ended March 31, 2007 increased $4,902,000, or 55%, to $13,895,000 from $8,993,000 for the three months ended March 31, 2006. The increase in total revenues from the prior year period was comprised of increases of $2,678,000 in software license revenues and $2,224,000 in professional services and maintenance revenues. Included in the first quarter of 2007 total revenues was approximately $1.2 million of revenues relating to the sale of Temtec products and services. When expressed at constant foreign currency exchange rates, total revenues increased 47% for the three months ended March 31, 2007 compared to the same period in the prior year.
Software License Revenues
     Software license revenues increased by $2,678,000 to $7,105,000 for the three months ended March 31, 2007 from $4,427,000 for the three months ended March 31, 2006. The increase in software license revenues was largely due to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals resulting from the strengthening of the Company’s worldwide field operations as well as the continued development and enhancements to the Company’s product offerings, including those obtained in the Temtec acquisition in June 2006. A measure the Company uses to evaluate revenue performance is deal size given the relative importance of gross margin within the software industry. The number of transactions resulting in software license revenue in excess of $100,000 was 12 for the three months ended March 31, 2007 compared to 9 in the same period in the prior year.
     Domestic software license revenue increased 41% to $2,492,000 for the three months ended March 31, 2007 from $1,769,000 for the three months ended March 31, 2006. International software license revenue increased 74% to $4,613,000 for the three months ended March 31, 2007 from $2,658,000 for the three months ended March 31, 2006.
     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers, independent distributors, sales agents and original equipment manufacturers.
Professional Services and Maintenance
     Professional services and maintenance revenues increased by 49% to $6,790,000 for the three months ended March 31, 2007 as compared to $4,566,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, maintenance revenues increased $1,580,000 to $5,715,000, compared to $4,135,000 for the three months ended March 31, 2006, and professional services revenues increased to $1,075,000 for the three months ended March 31, 2007, compared to $431,000 for the three months ended March 31, 2006. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in professional services revenues was primarily due to increased training and consulting revenues resulting from increased license revenues. The Company will continue to rely primarily on its partners to provide consulting services, including BPM/BI product implementations, as the Company focuses on maintenance services, which include telephonic support, unspecified product upgrades, and bug fixes and patches. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	Three Months Ended March 31,
	(In thousands, except percentages)
	2007		2006
Cost of Software License Revenues	$106		$44

Cost of Professional Services and Maintenance Revenues:
Cost of Professional Services Revenues	784		411
Cost of Maintenance Revenues	726		605

Total	1,510		1,016

Amortization of an acquired intangible asset	93		—

Total Cost of Revenues	$1,709		$1,060

Gross Margin (A):
Software License (B)	$6,906	97%	$4,383	99%

Professional Services and Maintenance:
Professional Services	290	27%	20	5%
Maintenance	4,990	87%	3,530	85%

Total	5,280	78%	3,550	78%

Total Gross Margin	$12,186	88%	$7,933	88%

(A)	Gross margins calculated as a percentage of related revenues.

(B)	Software license gross margin calculated net of cost of software license revenues and amortization of an acquired intangible asset.
Cost of Software License Revenues
     Cost of software license revenues consists primarily of third-party software royalties and the cost of product packaging and documentation material. Cost of software license revenues as a percentage of software license revenues was 1% for the three months ended March 31, 2007 and less than 1% for the three months ended March 31, 2006. The dollar increase in the cost of license revenues was primarily due an increase in third-party royalties associated with the sales of certain products.
Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. Cost of professional services and maintenance revenues increased by $494,000 to $1,510,000 for the three months ended March 31, 2007 from $1,016,000 for the three months ended March 31, 2006. The increase in the cost of professional services and maintenance revenues was primarily due to an increase in customer support and professional services employees, including employees gained from the Company’s acquisition of Temtec.
Amortization of an Acquired Intangible Asset
     Amortization expense for the acquired intangible asset, existing technology, associated with the Temtec acquisition in June 2006, was $93,000 for the three months ended March 31, 2007. The amortization expense of this intangible asset will continue to be ratably amortized through the second quarter of 2011.

Operating Expenses

	Three Months Ended March 31,
	(In thousands, except percentages)
		Percent of		Percent of
	2007	Revenues	2006	Revenues
Sales and marketing	$6,543	47%	$4,573	51%
Product development	2,287	17%	1,568	17%
General and administrative	2,373	17%	1,724	19%
Amortization of acquired intangible assets	162	1%	63	1%

Total operating expenses	$11,365	82%	$7,928	88%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses. Sales and marketing expenses increased $1,970,000 to $6,543,000 for the three months ended March 31, 2007 from $4,573,000 for the three months ended March 31, 2006. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing personnel, including the additional employees gained from the acquisition of Temtec in the second quarter of 2006, as well as higher sales commission expense based on increased revenues. These resulted in an increase of approximately $1,254,000 in sales and marketing expenses compared to the same period of 2006. In addition, the Company increased its investment in marketing programs, advertising and lead generation activities by approximately $291,000 for the three months ended March 31, 2007 compared to the same period in the prior year.
Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs, as well as the cost of software development tools. Product development expenses increased $719,000 to $2,287,000 for the three months ended March 31, 2007 from $1,568,000 for the three months ended March 31, 2006. The increase in product development expenses was primarily due to an increase in headcount from 34 at March 31, 2006 to 54 at March 31, 2007, including employees gained from the Company’s acquisition of Temtec in June 2006. The Company anticipates that it will continue to devote substantial resources to the development of new products and new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses increased $649,000 to $2,373,000 for the three months ended March 31, 2007 from $1,724,000 for the three months ended March 31, 2006. The increase in professional services fees incurred in connection with compliance efforts, primarily associated with preparation for its management report and auditor attestation relating to its internal control over financial reporting, contributed to the higher general and administrative expenses during the three months ended March 31, 2007 compared to the same period of 2006. The increase of general and administrative expenses was also due to additional costs incurred related to the acquisition of Temtec in June 2006. The Company will continue to closely monitor general and administrative costs.
Amortization of Acquired Intangible Assets
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $63,000 for the three months ended March 31, 2007 and 2006, respectively. The amortization expense relating to the Dynamic Decisions acquisition was ratably amortized through the first quarter of 2007.
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Temtec acquisition in June 2006, was $99,000 for the three months ended March 31, 2007. The amortization of this intangible asset will continue ratably through 2016.

Non-operating Income (Expense)

	Three Months Ended March 31,
	(In thousands, except percentages)
		Percent of		Percent of
	2007	Revenues	2006	Revenues
Interest income	$304	2%	$230	3%
Interest expense	(144)	(1%)	(11)	—%
Other income (expense), net	150	1%	(115)	(1%)

Total	$310	2%	$104	2%

Interest Income
     Interest income increased to $304,000 for the three months ended March 31, 2007 from $230,000 from the three months ended March 31, 2006. The increase in interest income was due to higher interest rates earned on higher average cash and short-term investments balances as compared to the same period in 2006.
Interest Expense
     Interest expense increased to $144,000 for the three months ended March 31, 2007 from $11,000 from the three months ended March 31, 2006. The increase was primarily due to the increase in interest expense resulting from the $6.5 million term loan entered into in June 2006 in connection with the Temtec acquisition.
Other Income (Expense), Net
     Other income (expense), net represents other non-operating income and expense items, primarily consisting of gains and losses on foreign currency exchange fluctuations. Other income (expense), net increased to income of $150,000 for the three months ended March 31, 2007 from expense of $115,000 for the three months ended March 31, 2006. The change was mainly due to foreign currency exchange rate fluctuations, primarily the Euro, the British Pound, and the Australian dollar, on intercompany balances, which are considered short-term in nature and are denominated in the Company’s foreign subsidiaries’ local currencies.
Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $372,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate during the three months ended March 31, 2007 compared to the same period of the prior year was primarily due to the full valuation allowance that was recorded against the Company’s domestic deferred tax assets during the three months ended March 31, 2006. At December 31, 2006, the Company reversed of a portion of the valuation allowance on the Company’s domestic deferred tax assets, mainly comprised of federal and state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $31,025,000 and $23,487,000 as of March 31, 2007 and December 31, 2006, respectively, which excludes restricted cash of $400,000. The Company’s days sales outstanding (“DSO”) in accounts receivable was 62 days as of March 31, 2007, compared with 75 days as of December 31, 2006.
     Cash provided by the Company’s operating activities was $5,529,000 for the three months ended March 31, 2007, compared to cash provided by operating activities of $2,524,000 for the three months ended March 31, 2006. Cash provided by operating activities was primarily due to a decrease in accounts receivable of $3,823,000 resulting primarily from strong cash collections during three months ended March 31, 2007, coupled with an increase in deferred revenue of $2,177,000.
     Cash provided by investing activities totaled $1,503,000 for the three months ended March 31, 2007 compared to cash provided by investing activities of $1,101,000 for the three months ended March 31, 2006. Cash provided by investing activities consisted primarily of $1,642,000 of maturities, net of purchases, of short-term investments during the three months ended March 31, 2007.
     Cash provided by financing activities totaled $391,000 for the three months ended March 31, 2007, which consisted of proceeds of $933,000 received from the issuance of stock under the Company’s stock plans, partially offset by $542,000 of principal payments on the Company’s term loan. Cash provided by financing activities totaled $584,000 for the three months ended March 31, 2006, which consisted of proceeds received from the issuance of stock under the Company’s stock plans.
     Cash paid for income taxes by the Company was $258,000 and $192,000 for the three months ended March 31, 2007 and 2006, respectively.

     The Company has contractual obligations for capital leases, operating leases and purchase obligations that were summarized in a table of Contractual Obligations set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the contractual obligations of the Company, outside of the ordinary course of the Company’s business, since December 31, 2006.
     The Company does not have any off-balance sheet financing or unconsolidated special purpose entities.
     The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash and short-term investment balances, funds expected to be generated from operations, and funding available under the SVB credit facility. The Term Loan and availability of borrowings under the Company’s credit facility are subject to the maintenance of certain financial covenants and borrowing limits. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and product development. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the Euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income, due to foreign currency exchange rates fluctuations, in the Company’s foreign subsidiaries is mitigated to some extent by expenses incurred by the foreign subsidiary in the same currency. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily the Australian dollar. The Company’s foreign subsidiaries have functional currencies denominated in the Euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of income. During the three months ended March 31, 2007, the Company incurred a net gain on foreign exchange of approximately $175,000, primarily due to favorable movements in the Australian dollar, Euro and British pound exchange rates. Based on foreign currency exposures existing at March 31, 2007, a hypothetical 10% unfavorable movement in foreign exchange rates related to the British pound, Euro, Australian dollar, and Swiss franc would result in an approximately $999,000 reduction to earnings. The Company is not engaged in activities to hedge these exposures.
     At March 31, 2007, the Company held $31,025,000 in cash and cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds and $2,081,000 in short-term investments. Cash equivalents and short-term investments are classified as available for sale and carried at fair value, which approximates amortized cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.

ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investors should carefully consider the risks described below before making an investment decision with respect to the common stock of the Company. There have been no material changes to the risk factors disclosed in our 2006 Annual Report on Form 10-K.
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

APPLIX, INC.
Date: May 10, 2007	/s/ Milton A. Alpern
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