Form 10-Q
period 2007-06-30
APPLIX INC /MA/
filed 2007-08-09
CIK 932112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of August 3, 2007, the Registrant had 16,047,975 outstanding shares of common stock, par value $0.0025.

APPLIX, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2007
     Applix and TM1 are registered trademarks of Applix, Inc. TM1 Integra, TM1 Financial Reporting, TM1 Consolidations, TM1 Planning Manager, TM1 Web and Executive Viewer are trademarks of Applix, Inc. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.
     Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applix, Inc. and subsidiaries (“Applix” or the “Company”), other than statements of historical facts, are forward-looking statements. Examples of forward-looking statements include statements regarding Applix’s future financial results, operations, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “would”, “expect”, “plan”, “anticipates”, “intend”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. Forward-looking statements necessarily involve risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements as a result of important factors, including those discussed in the section below entitled “Risk Factors”. Applix does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances and the forward-looking statements in this document should not be relied upon as representing the Company’s views as of any date subsequent to the date of this document.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Applix, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,977	$23,487
Short-term investments	4,160	3,723
Accounts receivable, less allowances for doubtful accounts of $417 and $368, respectively	12,363	13,582
Other current assets	2,001	1,585
Deferred tax assets, current	663	619

Total current assets	53,164	42,996
Restricted cash	400	400
Property and equipment, net	1,316	1,313
Intangible assets, net of accumulated amortization of $2,300 and $1,853, respectively	5,030	5,477
Goodwill	13,418	13,341
Deferred tax assets, long-term	995	1,876
Other assets	727	684

TOTAL ASSETS	$75,050	$66,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,134	$2,068
Accrued expenses	8,447	9,324
Accrued restructuring expenses, current portion	52	51
Current portion of debt	2,167	2,167
Deferred revenues	15,348	11,052

Total current liabilities	28,148	24,662
Accrued restructuring expenses, non-current portion	139	161
Long-term debt	2,708	3,792
Other long-term liabilities	739	122

Total liabilities	31,734	28,737

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0025 par value; 50,000,000 and 30,000,000 shares authorized, respectively; 16,006,147 and 15,657,258 shares issued and outstanding, respectively	40	39
Additional paid-in capital	66,382	63,365
Accumulated deficit	(21,796)	(24,604)
Accumulated other comprehensive loss	(1,310)	(1,450)

Total stockholders’ equity	43,316	37,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,050	$66,087

See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Software license	$9,424	$8,192	$16,529	$12,619
Professional services and maintenance	8,016	5,128	14,806	9,694

Total revenues	17,440	13,320	31,335	22,313
Cost of revenues:
Software license	120	131	226	175
Professional services and maintenance	1,734	1,149	3,244	2,165
Amortization of an acquired intangible asset	92	—	185	—

Total cost of revenues	1,946	1,280	3,655	2,340

Gross margin	15,494	12,040	27,680	19,973

Operating expenses:
Sales and marketing	7,706	5,707	14,249	10,280
Product development	2,446	1,739	4,733	3,307
General and administrative	2,081	2,205	4,454	3,929
Amortization of acquired intangible assets	100	62	262	125

Total operating expenses	12,333	9,713	23,698	17,641

Operating income	3,161	2,327	3,982	2,332
Non-operating income (expense):
Interest income	356	275	660	505
Interest expense	(131)	(40)	(275)	(52)
Other income (expense), net	208	88	358	(26)

Income before income taxes	3,594	2,650	4,725	2,759
Provision for income taxes	1,465	323	1,837	335

Net income	$2,129	$2,327	$2,888	$2,424

Net income per share, basic and diluted:
Net income per share, basic	$0.14	$0.15	$0.19	$0.16
Net income per share, diluted	$0.12	$0.14	$0.16	$0.15
Weighted average number of shares outstanding:
Basic	15,671	15,193	15,609	15,105
Diluted	18,335	16,702	18,155	16,581
See accompanying Notes to Condensed Consolidated Financial Statements.

Applix, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$2,888	$2,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	349	239
Amortization	447	125
Provision for doubtful accounts	42	—
Stock-based compensation expense	1,588	1,045
Deferred income taxes	1,057	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,492	(172)
Increase in prepaids and other assets	(512)	(66)
(Increase) decrease in other assets	(26)	131
Increase in accounts payable	163	186
(Decrease) increase in accrued expenses	(784)	723
Decrease in accrued restructuring expenses	(25)	(23)
Increase (decrease) in other liabilities	618	(58)
Increase in deferred revenues	3,889	650

Cash provided by operating activities	11,186	5,204

Cash flows from investing activities:
Acquisition, net of cash acquired	(89)	(11,138)
Property and equipment additions	(270)	(348)
Decrease in restricted cash	—	100
Maturities of short-term investments	5,850	4,530
Purchases of short-term investments	(6,287)	(5,198)

Cash used in investing activities	(796)	(12,054)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,375	777
Proceeds from long-term debt, net of issuance costs	—	6,451
Principal payments on long-term debt	(1,084)	—

Cash provided by financing activities	291	7,228

Effect of exchange rate changes on cash	(191)	349

Increase in cash and cash equivalents	10,490	727
Cash and cash equivalents at beginning of period	23,487	20,740

Cash and cash equivalents at end of period	$33,977	$21,467

Supplemental disclosure of cash flow information
Cash paid for income taxes	$463	$266

Cash paid for interest	$247	$31

Supplemental disclosure of non-cash financing activity
In June 2006, the Company issued 330,252 shares of common stock valued at approximately $2.5 million in connection with the acquisition of Temtec International B.V. (Note 3).
See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
     Applix, Inc. (the “Company”) is a global provider of Business Analytics software solutions focusing on Business Performance Management (“BPM”) and Business Intelligence (“BI”) applications based on Applix’s TM1 technology. TM1 applications enable continuous strategic planning, management and monitoring of performance across the financial and operational functions within the enterprise. The Company’s products represent one principal business segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Use of Estimates
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, the useful lives of property and equipment and intangible assets, domestic and foreign income tax liabilities, valuation of deferred tax assets, stock-based compensation, the allowance for doubtful accounts, impairment of goodwill and accrued liabilities.
Reclassifications
     Certain prior year financial statement items have been reclassified to conform to the current year presentation.
New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether adoption of SFAS 157 will have an impact on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect of SFAS 159 on its consolidated results of operations and financial position.
3. Acquisition
     During the quarter ended June 30, 2007, the purchase price allocation for Temtec was adjusted for the release of approximately $55,000 in severance accruals after having completed all planned severance actions. The remaining fluctuation of goodwill during the six months ended June 30, 2007 was primarily due to foreign currency translation adjustments.
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
     Under the provisions of SFAS 123R, the Company recorded $850,000 and $1,588,000 of stock-based compensation expense in its condensed consolidated statements of income for the three and six months ended June 30, 2007, respectively, which had the effect of reducing net income by $0.05 and $0.09 per diluted share, respectively. The Company recorded $550,000 and $1,045,000 of stock-based compensation expense in its condensed consolidated statements of income for the three and six months ended June 30, 2006, respectively, which had the effect of reducing net income by $0.03 and $0.06 per diluted share, respectively. Stock-based compensation expense was included in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$26	$19	$47	$35
Sales and marketing	312	201	576	369
Product development	220	142	414	262
General and administrative	292	188	551	379

Total	$850	$550	$1,588	$1,045

     There was no income tax benefit recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 for stock-based payments. Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.4 years, amounted to approximately $5,596,000 at June 30, 2007. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.
     SFAS 123R requires the cash flows resulting from tax benefits relating to stock-based compensation to be classified as cash flows from financing activities. For the three and six months ended June 30, 2007 and 2006, there was no net tax benefit from the exercises of stock options.
     Information with respect to stock option activity under the various stock plans is as shown below:

	Options Outstanding
		Weighted
		Average
	Number	Exercise Price
Options outstanding at January 1, 2007	3,997,791	$4.29
Options granted	549,250	$12.59
Options exercised	(175,920)	$3.62
Options cancelled	(45,983)	$12.71

Options outstanding at March 31, 2007	4,325,138	$5.28

Options granted	15,000	$16.30
Options exercised	(121,129)	$3.82
Options cancelled	(19,313)	$8.96

Options outstanding at June 30, 2007	4,199,696	$5.35

Options exercisable at June 30, 2007	2,406,330	$3.22

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2007 were 4.3 years and $46.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2007 were 3.3 years and $31.8 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $1,355,000 and $2,731,000, respectively.
     The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $7.87 and $2.58, respectively, for the three months ended June 30, 2007, and $4.11 and $2.11, respectively for the three months ended June 30, 2006, assuming no dividends and using the following assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
	Stock Option	Purchase	Stock Option	Purchase
	Plans	Plan	Plans	Plan
Expected life (years)	4.6	.5	4.6	.5
Expected stock price volatility	50.9%	29.2%	56.4%	32.5%
Risk free interest rate	4.9%	5.2%	5.10%	4.60%
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
5. Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Dilutive net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential incremental common shares, determined through the application of the treasury stock method under SFAS No. 128, “Earnings Per Share”, to the stock options and common stock equivalents outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net income	$2,129	$2,327	$2,888	$2,424

Denominator:
Denominator for basic net income per share — Weighted average number of shares outstanding	15,671	15,193	15,609	15,105
Dilutive effect of assumed exercise of stock options and contingently returnable shares	2,664	1,509	2,546	1,476

Denominator for diluted net income per share	18,335	16,702	18,155	16,581

Basic net income per share	$0.14	$0.15	$0.19	$0.16

Diluted net income per share	$0.12	$0.14	$0.16	$0.15

     Common stock equivalents (stock options) of 1,874,281 and 2,299,743 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively, and 1,926,436 and 2,270,261 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively, because these options were anti-dilutive for the respective periods. However, these options could be dilutive in the future.
6. Comprehensive Income
     Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes gains and losses from foreign currency translation adjustments and unrealized gains and losses on short-term investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$2,129	$2,327	$2,888	$2,424

Other comprehensive income (loss) items:
Foreign currency translation adjustments	46	46	140	217
Unrealized (gain) loss on short-term investments	(1)	2	—	2

Other comprehensive income	45	48	140	219

Total comprehensive income	$2,174	$2,375	$3,028	$2,643

7. Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $1,465,000 and $1,837,000 for the three and six months ended June 30, 2007, respectively, and $323,000 and $335,000 for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2006, the Company’s effective tax rate was affected by release of valuation allowance attributed to the realization of federal and state net operating loss carryforwards. The effective tax rate during the three and six months ended June 30, 2007 does not include any such benefits.
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of applying the provisions of FIN 48, the Company recognized an increase of approximately $80,000 in the liability for unrecognized tax benefits, which was recorded as an increase to accumulated deficit as of January 1, 2007. In addition, as a result of applying the provisions of FIN 48, the Company recorded a $1.8 million reduction to deferred tax assets, primarily federal and state research tax credits, as well as a corresponding $1.8 million reduction to the valuation allowance, as of January 1, 2007. The Company’s unrecognized tax benefits totaled approximately $2.3 million at January 1, 2007, of which $527,000 was included in other long-term liabilities and $1.8 million represented fully reserved deferred tax assets, primarily federal and state research tax credits. The Company’s unrecognized tax benefits included $88,000 of estimated interest and penalties at January 1, 2007, and also include approximately $527,000 of tax positions, the disallowance of which would affect the annual effective income tax rate.

     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of provision for income tax expense. During the three and six months ended June 30, 2007, potential interest and penalties associated with uncertain tax positions did not have a material impact of the Company’s financial statements.
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
     The following tables present the activity in the restructuring accrual for the six months ended June 30, 2007 and 2006, respectively. Restructuring charges accrued and unpaid at June 30, 2007, including current and non-current portions of $52,000 and $139,000, respectively, were as follows:

Facility
Exit Costs
Balance at January 1, 2007	$212,000
Payments	(25,000)
Foreign currency translation adjustments	4,000

Balance at June 30, 2007	$191,000

Facility
Exit Costs
Balance at January 1, 2006	$230,000
Payments	(23,000)
Foreign currency translation adjustments	17,000

Balance at June 30, 2006	$224,000

10. Stockholders’ Equity
     On June 7, 2007, the stockholders approved an amendment to the Company’s Restated Articles of Organization, as amended, to increase the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares.
     On June 7, 2007, the stockholders approved an amendment to the Company’s 2003 Director Equity Plan to increase the number of shares of common stock authorized for issuance thereunder from 300,000 to 600,000 shares.
11. Subsequent Events
     In July 2007, the Company paid the remaining principal and accrued interest obligations of approximately $4.9 million under its term loan (the “Term Loan”) with Silicon Valley Bank. In connection with the repayment of the Term Loan, the Company wrote-off approximately $34,000 of remaining capitalized debt issuance costs. There were no penalties or fees incurred by the Company for the prepayment of the Term Loan prior to its scheduled maturity date.
     In August 2007, the Company received notification from the Massachusetts Department of Revenue that the audit of its Massachusetts state income tax returns for 2002 and 2003 were closed with no assessment to the Company. There are no tax years currently undergoing an audit by the Massachusetts Department of Revenue.
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
     The Company sells its products through both a direct sales force and an expanding network of partners, both domestically and internationally. These partners provide additional implementation resources, domain expertise and complementary applications using the Company’s software products. The Company continues to focus its efforts on selling and marketing the licensing and maintenance of its products while increasing the engagement of partners to provide consulting services on the implementation and integration of its products.
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
     There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-K other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (see Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, to Note 2 to the consolidated financial statements for the year ended December 31, 2006, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 2 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
Revenues

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2007	Revenue	2006	Revenue	2007	Revenue	2006	Revenue
Software License Revenues	$9,424	54%	$8,192	62%	$16,529	53%	$12,619	57%

Professional Services Revenues	1,234	7%	592	4%	2,309	7%	1,023	4%
Maintenance Revenues	6,782	39%	4,536	34%	12,497	40%	8,671	39%

Total Professional Services and Maintenance Revenues	8,016	46%	5,128	38%	14,806	47%	9,694	43%

Total Revenues	$17,440	100%	$13,320	100%	$31,335	100%	$22,313	100%

     Total revenues for the three months ended June 30, 2007 increased $4,120,000, or 31%, to $17,440,000 from $13,320,000 for the three months ended June 30, 2006. The increase in total revenues from the prior year period was comprised of increases of $1,232,000 in software license revenues and $2,888,000 in professional services and maintenance revenues. Total revenues for the six months ended June 30, 2007 increased 40% to $31,335,000, from $22,313,000 for the six months ended June 30, 2006. When expressed at constant foreign currency exchange rates, total revenues increased 25% and 34% for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year.

Software License Revenues
     Software license revenues increased by $1,232,000 to $9,424,000 for the three months ended June 30, 2007 from $8,192,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, software license revenues increased by $3,910,000 to $16,529,000 from $12,619,000 for the same period in 2006. The increase in software license revenues was largely due to the Company expanding its customer base, domestically and internationally, and successfully competing in broader and higher value deals resulting from the strengthening of the Company’s worldwide field operations as well as the continued development and enhancements to the Company’s product offerings, including those obtained in the Temtec acquisition in June 2006. A measure the Company uses to evaluate revenue performance is deal size given the relative importance of gross margin within the software industry. The number of transactions resulting in software license revenue in excess of $100,000 was 23 and 35 for the three and six months ended June 30, 2007, respectively, compared to 16 and 25 in the same periods in 2006.
     Domestic software license revenue increased 4% to $3,743,000 for the three months ended June 30, 2007 from $3,592,000 for the three months ended June 30, 2006. International software license revenue increased 24% to $5,681,000 for the three months ended June 30, 2007 from $4,600,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, domestic license revenues increased by 16% to $6,235,000 from $5,361,000 for the same period in 2006. International license revenues increased by 42% to $10,294,000 for the six months ended June 30, 2006 from $7,258,000 for the six months ended June 30, 2006.
     The Company markets its products through its direct sales force and indirect partners. The Company continues to focus on complementing its direct sales force with indirect channel partners, which consist of value added resellers, independent distributors, sales agents and original equipment manufacturers.
Professional Services and Maintenance
     Professional services and maintenance revenues increased by 56% to $8,016,000 for the three months ended June 30, 2007 as compared to $5,128,000 for the three months ended June 30, 2006. During the three months ended June 30, 2007, maintenance revenues increased $2,246,000 to $6,782,000, compared to $4,536,000 for the three months ended June 30, 2006, and professional services revenues increased to $1,234,000 for the three months ended June 30, 2007, compared to $592,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, professional services and maintenance revenues increased by 53% to $14,806,000 as compared to $9,694,000 for the same period of 2006. During the six months ended June 30, 2007, maintenance revenues increased $3,826,000 to $12,497,000, compared to $8,671,000 for the six months ended June 30, 2006, and professional services revenues increased to $2,309,000 for the six months ended June 30, 2007, compared to $1,023,000 for the six months ended June 30, 2006. The increase in maintenance revenue was primarily attributable to the sale of software licenses to new customers coupled with high rates of renewals of annual maintenance contracts from the sale of licenses in prior periods. The increase in professional services revenues was primarily due to increased training and consulting revenues resulting from increased license revenues as well as the increase in number of professional service employees to moderately expand the Company’s capacity to deliver professional services. The Company expects maintenance revenues to continue to increase due to strong customer maintenance renewal rates.
Cost of Revenues

	(In thousands, except percentages)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of Software License Revenues	$120	$131	$226	$175

Cost of Professional Services Maintenance Revenues:
Cost of Professional Services Revenues	992	474	1,776	885

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Cost of Maintenance Revenues	742		675		1,468		1,280

Total	1,734		1,149		3,244		2,165

Amortization of an acquired intangible asset	92		—		185		—
Total Cost of Revenues	$1,946		$1,280		$3,655		$2,340

Gross Margin (A):
Software License (B)	$9,212	98%	$8,061	98%	$16,118	98%	$12,444	99%

Professional Services and Maintenance:
Professional Services	242	20%	118	20%	533	23%	138	13%
Maintenance	6,040	89%	3,861	85%	11,029	88%	7,391	85%

Total	6,282	78%	3,979	78%	11,562	78%	7,529	78%

Total Gross Margin	$15,494	89%	$12,040	90%	$27,680	88%	$19,973	90%

(A)	Gross margin calculated as a percentage of related revenues.

(B)	Software license gross margin calculated net of cost of software license revenues and amortization of an acquired intangible asset.
Cost of Software License Revenues
     Cost of software license revenues consists primarily of third-party software royalties and the cost of product packaging and documentation material. Cost of software license revenues as a percentage of software license revenues was 2% for the three and six months ended June 30, 2007. Cost of software license revenues as a percentage of software license revenues was 2% and 1% for the three and six months ended June 30, 2006, respectively. The fluctuation in the cost of license revenues was primarily due to the change in third-party royalties associated with the sales of certain products.
Cost of Professional Services and Maintenance Revenues
     The cost of professional services and maintenance revenues consists primarily of personnel salaries and benefits, third-party consultants, facilities and information system costs incurred to provide consulting, training and customer support, and payments to indirect channel partners to provide first level support to end-user customers. Cost of professional services and maintenance revenues increased by $585,000 to $1,734,000 for the three months ended June 30, 2007 from $1,149,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, the cost of professional services and maintenance revenues increased by $1,079,000 to $3,244,000 from $2,165,000 for the same period of 2006. The increase in the cost of professional services and maintenance revenues was primarily due to an increase in professional services employees.
Amortization of an Acquired Intangible Asset
     Amortization expense for the acquired intangible asset, existing technology, associated with the Temtec acquisition in June 2006, was $92,000 and $185,000 for the three and six months ended June 30, 2007, respectively. The amortization expense of this intangible asset will continue to be ratably amortized through the second quarter of 2011.
Operating Expenses

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent of		Percent of		Percent of		Percent of
	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
Sales and marketing	$7,706	44%	$5,707	43%	$14,249	46%	$10,280	46%
Product development	2,446	14%	1,739	13%	4,733	15%	3,307	15%
General and administrative	2,081	12%	2,205	17%	4,454	14%	3,929	18%
Amortization of acquired intangible assets	100	1%	62	—%	262	1%	125	1%

Total operating expenses	$12,333	71%	$9,713	73%	$23,698	76%	$17,641	79%

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and benefits, commissions and bonuses for the Company’s sales and marketing personnel, field office expenses, travel and entertainment, promotional and advertising expenses. Sales and marketing expenses increased $1,999,000 to $7,706,000 for the three months ended June 30, 2007 from $5,707,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, sales and marketing expenses increased $3,969,000 to $14,249,000 from $10,280,000 for the comparable period of 2006. The increase in sales and marketing expenses was primarily due to an increase in staffing in sales and marketing personnel, as well as higher sales commission expense based on increased revenues. These factors resulted in an increase of approximately $1,116,000 and $2,406,000 of employee compensation-related expenses in sales and marketing expenses for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. In addition, the Company increased its investment in marketing programs, advertising and lead generation activities by approximately $277,000 and $568,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year.
Product Development Expenses
     Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries and benefits, consulting costs, as well as the cost of software development tools. Product development expenses increased $707,000 to $2,446,000 for the three months ended June 30, 2007 from $1,739,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, product development expenses increased $1,426,000 to $4,733,000 from $3,307,000 for the six months ended June 30, 2006. The increase in product development expenses was primarily due to an increase in headcount, including employees gained from the Company’s acquisition of Temtec in June 2006. The Company anticipates that it will continue to devote substantial resources to the development of new products and new versions of its existing products, including Applix TM1 and related applications.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries, benefits and occupancy costs for executive, administrative, finance, information technology, and human resource personnel, as well as accounting and legal costs. General and administrative expenses decreased $124,000 to $2,081,000 for the three months ended June 30, 2007 from $2,205,000 for the three months ended June 30, 2006. The decrease is primarily due to lower legal costs incurred by the Company partially offset by higher employee expenses, including employees gained from the acquisition of Temtec in June 2006. For the six months ended June 30, 2007, general and administrative expenses increased $525,000 to $4,454,000 from $3,929,000 for the six months ended June 30, 2006. The increase of general and administrative expenses was due to additional costs, including headcount and facilities, incurred related to the acquisition of Temtec in June 2006 as well as $172,000 of increased stock-based compensation expense for the six month ended June 30, 2007 compared to the same period of 2006. The Company will continue to closely monitor general and administrative costs.
Amortization of Acquired Intangible Assets
     Amortization expense for the acquired intangible asset, customer relationships, associated with the Dynamic Decisions acquisition in March 2001, was $0 and $63,000 for the three and six months ended June 30, 2007, respectively. The amortization expense relating to the Dynamic Decisions acquisition was ratably amortized through the first quarter of 2007. Amortization expense was $63,000 and $125,000 for the three and six months ended June 30, 2006, respectively.

     Amortization expense for the acquired intangible asset, customer relationships, associated with the Temtec acquisition in June 2006, was $100,000 and $199,000 for the three and six months ended June 30, 2007, respectively. The amortization of this intangible asset will continue ratably through 2016.
Non-operating Income (Expense)

	(In thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2007	Revenue	2006	Revenue	2007	Revenue	2006	Revenue
Interest income	$356	2%	$275	2%	$660	2%	$505	2%
Interest income	(131)	(1%)	(40)	—%	(275)	(1%)	(52)	—%
Other income (expense), net	208	1%	88	—%	358	1%	(26)	—%

Total	$433	2%	$323	2%	$743	2%	$427	2%

Interest Income
     Interest income increased to $356,000 for the three months ended June 30, 2007 from $275,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest income increased to $660,000 from $505,000 for the six months ended June 30, 2006. These increases in interest income were due to higher interest rates earned on higher average cash and short-term investments balances as compared to the same periods in 2006.
Interest Expense
     Interest expense increased to $131,000 for the three months ended June 30, 2007 from $40,000 from the three months ended June 30, 2006. For the six months ended June 30, 2007, interest expense increased to $275,000 from $52,000 for the six months ended June 30, 2006. These increases were primarily due to the interest expense resulting from the $6.5 million term loan entered into in June 2006 in connection with the Temtec acquisition. Due to the repayment of the Term Loan by the Company in July 2007, the Company expects interest expense to decline significantly.
Other Income (Expense), Net
     Other income (expense), net represents other non-operating income and expense items, primarily consisting of gains and losses on foreign currency exchange fluctuations. Other income (expense), net increased to income of $208,000 for the three months ended June 30, 2007 from income of $88,000 for the three months ended June 30, 2006. Other income (expense), net increased to income of $358,000 for the six months ended June 30, 2007 from an expense of $26,000 for the six months ended June 30, 2006. The change was mainly due to foreign currency exchange rate fluctuations, primarily the euro, the British pound, and the Australian dollar, on intercompany balances, which are considered short-term in nature and are denominated in the Company’s foreign subsidiaries’ local currencies.
Provision for Income Taxes
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $1,465,000 and $1,837,000 for the three and six months ended June 30, 2007, respectively, and $323,000 and $335,000 for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2006, the Company’s effective tax rate was affected by release of valuation allowance attributed to the realization of federal and state net operating loss carryforwards. The effective tax rate during the three and six months ended June 30, 2007 does not include any such benefits.

LIQUIDITY AND CAPITAL RESOURCES
     The Company currently derives its liquidity and capital resources primarily from the Company’s cash flow from operations. The Company’s cash and cash equivalents balances were $33,977,000 and $23,487,000 as of June 30, 2007 and December 31, 2006, respectively, which excludes restricted cash of $400,000. The Company’s days sales outstanding (“DSO”) in accounts receivable was 64 days as of June 30, 2007, compared with 75 days as of December 31, 2006.
     Cash provided by the Company’s operating activities was $11,186,000 for the six months ended June 30, 2007, compared to cash provided by operating activities of $5,204,000 for the six months ended June 30, 2006. The increase in cash provided by operating activities was primarily due, in addition to net income, to a decrease in accounts receivable of $1,492,000 resulting primarily from strong cash collections during the six months ended June 30, 2007, coupled with an increase in deferred revenue of $3,889,000.
     Cash used in investing activities totaled $796,000 for the six months ended June 30, 2007 compared to cash used in investing activities of $12,054,000 for the six months ended June 30, 2006. Cash used in investing activities consisted primarily of $437,000 of purchases, net of maturities, of short-term investments and $270,000 of property and equipment expenditures during the six months ended June 30, 2007. Cash used in investing activities during the six months ended June 30, 2006 consisted primarily of $11,138,000 of cash used in connection with the acquisition of Temtec, coupled with purchases, net of maturities, of approximately $668,000 of short-term investments.
     Cash provided by financing activities totaled $291,000 for the six months ended June 30, 2007, which consisted of proceeds of $1,375,000 received from the issuance of stock under the Company’s stock plans, partially offset by $1,084,000 of principal payments on the Company’s term loan. Cash provided by financing activities totaled $7,228,000 for the six months ended June 30, 2006, which consisted primarily of proceeds of $6,500,000 from a term loan, net of approximately $49,000 of debt issuance costs, used to partially finance the acquisition of Temtec.
     Cash paid for income taxes by the Company was $463,000 and $266,000 for the six months ended June 30, 2007 and 2006, respectively.
     In July 2007, the Company paid the remaining principal and accrued interest obligations of approximately $4.9 million under its term loan (the “Term Loan”) with Silicon Valley Bank. There were no penalties or fees incurred by the Company for the prepayment of the Term Loan prior to its scheduled maturity date.
     The Company has contractual obligations for capital leases, operating leases and purchase obligations that were summarized in a table of Contractual Obligations set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the contractual obligations of the Company, outside of the ordinary course of the Company’s business, since December 31, 2006, except for the prepayment of the Term Loan as described above.
     The Company does not have any off-balance sheet financing or unconsolidated special purpose entities.
     The Company currently expects that the principal sources of funding for its operating expenses, capital expenditures and other liquidity needs will be a combination of its available cash and short-term investment balances and funds expected to be generated from operations. The Company believes that the sources of funds currently available will be sufficient to fund its operations for at least the next 12 months. However, there are a number of factors that may negatively impact the Company’s available sources of funds. The amount of cash generated from or used by operations will be dependent primarily upon the successful execution of the Company’s business plan, including increasing revenues and reinvesting into its sales and marketing and product development. If the Company does not meet its plans to generate sufficient revenue or positive cash flows, it may need to raise additional capital or reduce spending.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a multinational corporation, the Company is exposed to market risk, primarily from changes in foreign currency exchange rates, in particular the British pound, the euro and the Australian dollar. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Most of the Company’s international sales through its subsidiaries are denominated in foreign currencies. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries, primarily its Australian subsidiary. The Company’s foreign subsidiaries have functional currencies denominated in the euro, Australian dollar, British pound and Swiss franc. Intercompany transactions denominated in these currencies are remeasured at each period end with any exchange gains or losses recorded in the Company’s consolidated statements of income. Although foreign currency exchange rates have fluctuated significantly in recent years, the Company’s exposure to changes in net income due to such fluctuations is mitigated to some extent because expenses are incurred by its foreign subsidiaries in the same functional currency as their income. During the three and six months ended June 30, 2007, the Company incurred net gains on foreign exchange of approximately $216,000 and $391,000, respectively, primarily due to favorable movements in the Australian dollar, euro and British pound exchange rates. Based on foreign currency exposures existing at June 30, 2007, a hypothetical 10% unfavorable movement in foreign exchange rates related to the British pound, euro, Australian dollar, and Swiss franc would result in an approximately $1,125,000 reduction to earnings. The Company is not engaged in activities to hedge these exposures.
     At June 30, 2007, the Company held $33,977,000 in cash and cash equivalents, excluding $400,000 of restricted cash, consisting primarily of money market funds and $4,160,000 in short-term investments. Cash equivalents and short-term investments are classified as available for sale and carried at fair value, which approximates amortized cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company’s intention that all the securities will be sold within one year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investors should carefully consider the risks described below before making an investment decision with respect to the common stock of the Company. There have been no material changes to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K, except for the deletion of a risk factor relating to the integration of Temtec into the Company’s business.
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
     We believe, based upon our current business plan, that our current cash, cash equivalents and short-term investments and funds expected to be generated from operations should be sufficient to fund our operations as planned for at least the next twelve months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan or if there are significant changes in competitive or other market factors. If we elect to raise additional operating funds, such funds, whether from equity or debt financing or other sources, may not be available, or available on terms acceptable to us.
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
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders held on June 7, 2007, the following proposals were adopted by the votes specified below:
1)	Election of two Class I Directors for a term of three years:

	FOR	WITHHELD
Bradley D. Fire	14,107,442	350,541
John Loewenberg	14,106,692	351,291
Each of the following directors who were not up for reelection at the 2007 Annual Meeting of Stockholders continue to serve as directors since the 2007 Annual Meeting of Stockholders:
Peter Gyenes, Alain J. Hanover, Charles F. Kane and David C. Mahoney.
2)	Amend the Company’s Restated Articles of Organization, as amended, to increase the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares:

FOR	AGAINST	ABSTAIN	NON-VOTES
13,847,427	591,661	18,895	0
3)	Amend the Company’s 2003 Director Equity Plan to increase the number of shares of common stock authorized for issuance thereunder from 300,000 shares to 600,000 shares:

FOR	AGAINST	ABSTAIN	NON-VOTES
6,628,184	3,448,534	43,670	4,337,505
4)	Ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

FOR	AGAINST	ABSTAIN	NON-VOTES
14,255,014	138,736	64,233	0
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Organization, as amended.

10.1	Applix, Inc. 2003 Director Equity Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities

Exhibit
Number	Description
Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIX, INC.
Date: August 9, 2007	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Organization, as amended.

10.1	Applix, Inc. 2003 Director Equity Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.